Form 10-Q
period 2019-09-30
CASTLE BIOSCIENCES INC
filed 2019-11-12
CIK 1447362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ ‘‘smaller reporting company,’’ and ‘‘emerging growth company’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 7, 2019, there were 17,074,049 shares of common stock, par value $0.001 per share, issued and outstanding.

		Page
PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of September 30, 2019 (Unaudited) and December 31, 2018	1
	Unaudited Condensed Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2019 and 2018	2
	Unaudited Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2019 and 2018	3
	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018	7
	Notes to the Unaudited Condensed Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39

PART II.	OTHER INFORMATION	40
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	77
Item 3.	Defaults Upon Senior Securities	78
Item 4.	Mine Safety Disclosures	78
Item 5.	Other Information	78
Item 6.	Exhibits	79
SIGNATURES		81

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CASTLE BIOSCIENCES, INC. CONDENSED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$94,474,818	$4,478,512
Accounts receivable, net	12,369,260	12,089,719
Inventory	821,658	882,233
Prepaid expenses and other current assets	2,197,235	675,562
Total current assets	109,862,971	18,126,026

Long-term accounts receivable, net	1,451,872	2,532,011
Property and equipment, net	1,798,236	1,528,996
Intangible assets, net	—	4,167
Other assets – long-term	87,168	213,735
Total assets	$113,200,247	$22,404,935

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$1,251,267	$1,450,766
Accrued compensation	3,676,164	4,571,011
Other accrued liabilities	976,977	715,244
Current portion of long-term debt	3,333,333	—
Total current liabilities	9,237,741	6,737,021
Long-term debt	21,570,372	24,499,752
Preferred stock warrant liability	—	1,193,726
Deferred rent liability	56,006	43,587
Total liabilities	30,864,119	32,474,086
Commitments and Contingencies (Note 10)
Convertible Preferred Stock
Convertible preferred stock Series C, $0.001 par value, zero and 503,056 shares authorized as of September 30, 2019 and December 31, 2018, respectively; zero and 503,056 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively; $0 and $2,417,195 aggregate liquidation preference as of September 30, 2019 and December 31, 2018, respectively.	—	1,500,994
Redeemable convertible preferred stock Series A, B, D, E-1, E-2, E-2A, E-3 and F, $0.001 par value, zero and 9,640,493 shares authorized as of September 30, 2019 and December 31, 2018, respectively; zero and 9,456,775 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively; $0 and $57,570,036 aggregate liquidation preference as of September 30, 2019 and December 31, 2018, respectively.	—	44,995,157
Stockholders’ Equity (Deficit)
Common stock, $0.001 par value; 200,000,000 and 15,102,000 shares authorized as of September 30, 2019 and December 31, 2018, respectively; 17,074,049 and 1,916,224 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.	17,074	1,916
Preferred stock, $0.001 par value; 10,000,000 and zero shares authorized as of September 30, 2019 and December 31, 2018, respectively; no shares issued and outstanding as of September 30, 2019 and December 31, 2018.	—	—
Additional paid-in capital	136,585,399	921,360
Accumulated deficit	(54,266,345)	(57,488,578)
Total stockholders’ equity (deficit)	82,336,128	(56,565,302)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$113,200,247	$22,404,935

The accompanying notes are an integral part of these unaudited condensed financial statements.

CASTLE BIOSCIENCES, INC. CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
NET REVENUES	$14,774,891	$3,711,759	$34,230,447	$11,349,705
COST OF SALES	1,708,722	1,350,799	5,299,464	3,930,621
Gross margin	13,066,169	2,360,960	28,930,983	7,419,084
OPERATING EXPENSES
Research and development	1,514,966	1,294,301	4,226,054	3,716,188
Selling, general and administrative	7,121,982	3,918,387	19,989,531	12,305,933
Total operating expenses	8,636,948	5,212,688	24,215,585	16,022,121
Operating income (loss)	4,429,221	(2,851,728)	4,715,398	(8,603,037)
Interest income	5,190	13,266	31,508	20,889
Interest expense	(1,088,130)	(568,774)	(3,805,112)	(1,623,842)
Gain on extinguishment of debt (Note 7)	5,213,431	—	5,213,431	—
Other expense, net	(2,710,417)	(42,796)	(2,932,992)	(29,456)
Income (loss) before income taxes	5,849,295	(3,450,032)	3,222,233	(10,235,446)
Income tax expense	—	—	—	—
Net income (loss) and comprehensive income (loss)	5,849,295	(3,450,032)	3,222,233	(10,235,446)
Convertible preferred stock cumulative dividends	288,891	949,202	2,156,358	2,627,532
Accretion of redeemable convertible preferred stock to redemption value	17,578	56,843	130,151	161,863
Net income (loss) and comprehensive income (loss) attributable to common stockholders	$5,542,826	$(4,456,077)	$935,724	$(13,024,841)

Earnings (loss) per share attributable to common stockholders:
Basic	$0.43	$(2.33)	$0.17	$(6.85)
Diluted	$0.05	$(2.33)	$(0.67)	$(6.85)

Weighted-average shares outstanding:
Basic	12,757,658	1,912,429	5,648,757	1,902,314
Diluted	14,301,663	1,912,429	5,746,610	1,902,314

The accompanying notes are an integral part of these unaudited condensed financial statements.

CASTLE BIOSCIENCES, INC. CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

	Convertible Preferred Stock Series C		Redeemable Convertible Preferred Stock Series A, B, D, E-1, E-2, E-2A, E-3 and F		Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, JULY 1, 2018	503,056	$1,500,994	9,456,209	$44,877,055	1,897,084	$1,897	—	$—	$851,567	$(57,906,998)	$(57,053,534)
Stock compensation expense	—	—	—	—	—	—	—	—	74,392	—	74,392
Exercise of common stock options	—	—	—	—	19,140	19	—	—	36,612	—	36,631
Accretion of redeemable convertible preferred stock to redemption value:
Series E-1	—	—	—	1,054	—	—	—	—	(1,054)	—	(1,054)
Series E-2A	—	—	—	97	—	—	—	—	(97)	—	(97)
Series E-3	—	—	—	2,924	—	—	—	—	(2,924)	—	(2,924)
Series F	—	—	—	52,768	—	—	—	—	(52,768)	—	(52,768)
Exercise of Series F redeemable convertible preferred stock warrants	—	—	566	3,991	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(3,450,032)	(3,450,032)
BALANCE, SEPTEMBER 30, 2018	503,056	$1,500,994	9,456,775	$44,937,889	1,916,224	$1,916	$—	$—	$905,728	$(61,357,030)	$(60,449,386)

CASTLE BIOSCIENCES, INC. CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Continued) (UNAUDITED)

	Convertible Preferred Stock Series C		Redeemable Convertible Preferred Stock Series A, B, D, E-1, E-2, E-2A, E-3 and F		Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, JULY 1, 2019	503,056	$1,500,994	9,456,775	$45,107,730	2,192,461	$2,192	—	$—	$9,910,882	$(60,115,640)	$(50,202,566)
Stock compensation expense	—	—	—	—	—	—	—	—	229,484	—	229,484
Exercise of common stock options	—	—	—	—	411,283	412	—	—	745,584	—	745,996
Accretion of redeemable convertible preferred stock to redemption value:
Series E-1	—	—	—	320	—	—	—	—	(320)	—	(320)
Series E-2A	—	—	—	30	—	—	—	—	(30)	—	(30)
Series E-3	—	—	—	890	—	—	—		(890)	—	(890)
Series F	—	—	—	16,338	—	—	—	—	(16,338)	—	(16,338)
Exercise of redeemable convertible preferred stock warrants:
Series E-1	—	—	12,999	106,851	—	—	—	—	—	—	—
Series F	—	—	1,054	10,340	—	—	—	—	—	—	—
Extinguishment of beneficial conversion feature on convertible promissory notes	—	—	—	—	—	—	—	—	(15,265,184)	—	(15,265,184)
Initial public offering of common stock, net of underwriting discounts, commissions and offering costs	—	—	—	—	4,600,000	4,600	—	—	65,926,316	—	65,930,916
Conversion of convertible promissory notes	—	—	—	—	1,661,106	1,661	—	—	26,576,035	—	26,577,696
Conversion of convertible preferred stock	(503,056)	(1,500,994)	(9,470,828)	(45,242,499)	8,181,992	8,182	—	—	46,735,311	—	46,743,493
Reclassification of preferred stock warrant liability and net exercise of certain warrants for common stock in connection with initial public offering	—	—	—	—	27,207	27	—	—	1,744,549	—	1,744,576
Net income	—	—	—	—	—	—	—	—	—	5,849,295	5,849,295
BALANCE, SEPTEMBER 30, 2019	—	$—	—	$—	17,074,049	$17,074	—	$—	$136,585,399	$(54,266,345)	$82,336,128

The accompanying notes are an integral part of these unaudited condensed financial statements.

CASTLE BIOSCIENCES, INC. CONDENSED STATEMENTS OF CONVERTIBLE PREFERED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Continued) (UNAUDITED)

	Convertible Preferred Stock Series C		Redeemable Convertible Preferred Stock Series A, B, D, E-1, E-2, E-2A, E-3 and F		Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2018	503,056	$1,500,994	7,611,010	$34,538,255	1,896,469	$1,896	—	$—	$809,183	$(51,121,584)	$(50,310,505)
Stock compensation expense	—	—	—	—	—	—	—	—	220,732	—	220,732
Exercise of common stock options	—	—	—	—	19,755	20	—	—	37,676	—	37,696
Issuance of Series F redeemable convertible preferred stock	—	—	1,809,564	9,990,482	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value:
Series E-1	—	—	—	3,126	—	—	—	—	(3,126)	—	(3,126)
Series E-2A	—	—	—	288	—	—	—	—	(288)	—	(288)
Series E-3	—	—	—	8,668	—	—	—	—	(8,668)	—	(8,668)
Series F	—	—	—	149,781	—	—	—	—	(149,781)	—	(149,781)
Exercise of redeemable convertible preferred stock warrants:
Series E-1	—	—	3,250	14,983	—	—	—	—	—	—	—
Series F	—	—	32,951	232,306	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(10,235,446)	(10,235,446)
BALANCE, SEPTEMBER 30, 2018	503,056	$1,500,994	9,456,775	$44,937,889	1,916,224	$1,916	—	$—	$905,728	$(61,357,030)	$(60,449,386)

CASTLE BIOSCIENCES, INC. CONDENSED STATEMENTS OF CONVERTIBLE PREFERED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Continued) (UNAUDITED)

	Convertible Preferred Stock Series C		Redeemable Convertible Preferred Stock Series A, B, D, E-1, E-2, E-2A, E-3 and F		Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2019	503,056	$1,500,994	9,456,775	$44,995,157	1,916,224	$1,916	—	$—	$921,360	$(57,488,578)	$(56,565,302)
Stock compensation expense	—	—	—	—	—	—	—	—	536,713	—	536,713
Exercise of common stock options	—	—	—	—	687,520	688	—	—	1,162,858	—	1,163,546
Accretion of redeemable convertible preferred stock to redemption value:
Series E-1	—	—	—	2,394	—	—	—	—	(2,394)	—	(2,394)
Series E-2A	—	—	—	221	—	—	—	—	(221)	—	(221)
Series E-3	—	—	—	6,650	—	—	—	—	(6,650)	—	(6,650)
Series F	—	—	—	120,886	—	—	—	—	(120,886)	—	(120,886)
Exercise of redeemable convertible preferred stock warrants:
Series E-1	—	—	12,999	106,851	—	—	—	—	—	—	—
Series F	—	—	1,054	10,340	—	—	—	—	—	—	—
Recognition of beneficial conversion feature on convertible promissory notes	—	—	—	—	—	—	—	—	8,377,592	—	8,377,592
Extinguishment of beneficial conversion feature on convertible promissory notes	—	—	—	—	—	—	—	—	(15,265,184)	—	(15,265,184)
Initial public offering of common stock, net of underwriting discounts, commissions and offering costs	—	—	—	—	4,600,000	4,600	—	—	65,926,316	—	65,930,916
Conversion of convertible promissory notes	—	—	—	—	1,661,106	1,661	—	—	26,576,035	—	26,577,696
Conversion of convertible preferred stock	(503,056)	(1,500,994)	(9,470,828)	(45,242,499)	8,181,992	8,182	—	—	46,735,311	—	46,743,493
Reclassification of preferred stock warrant liability and net exercise of certain warrants in connection with initial public offering	—	—	—	—	27,207	27	—	—	1,744,549	—	1,744,576
Net income	—	—	—	—	—	—	—	—	—	3,222,233	3,222,233
BALANCE, SEPTEMBER 30, 2019	—	$—	—	$—	17,074,049	$17,074	—	$—	$136,585,399	$(54,266,345)	$82,336,128

The accompanying notes are an integral part of these unaudited condensed financial statements.

CASTLE BIOSCIENCES, INC. CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net income (loss)	$3,222,233	$(10,235,446)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	254,312	216,014
Stock compensation expense	536,713	220,732
Amortization of intangibles	4,167	27,452
Amortization of debt discounts and issuance costs	1,690,621	426,071
Other non-cash interest	442,176	—
Gain on extinguishment of debt	(5,213,431)	—
Change in fair value of preferred stock warrant liability	619,024	29,456
Change in fair value of embedded derivative	237,199	—
Change in fair value of convertible promissory note accounted for under the fair value option	2,076,768	—
Other	337	—
Change in operating assets and liabilities:
Accounts receivable	800,598	(655,247)
Prepaid expenses and other current assets	(1,521,673)	(15,408)
Inventory	60,575	(5,671)
Other assets	(20,256)	(49,282)
Accounts payable	(46,932)	(170,890)
Accrued compensation	(894,847)	1,016,014
Other accrued liabilities	261,737	83,803
Deferred rent liability	12,419	28,022
Net cash provided by (used in) operating activities	2,521,740	(9,084,380)

INVESTING ACTIVITES
Purchases of property and equipment	(589,664)	(271,620)
Net cash used in investing activities	(589,664)	(271,620)

FINANCING ACTIVITIES
Proceeds from initial public offering of common stock, net of underwriting discounts, commissions and issuance costs	65,935,428	—
Proceeds from issuance of preferred stock and preferred stock warrants (including exercised warrants)	49,017	10,382,514
Proceeds from issuance of convertible promissory notes (including $4,755,882 from related parties), net of issuance costs	11,695,495	—
Proceeds from issuance of convertible promissory note and common stock warrant, net of issuance costs	9,235,744	—
Proceeds from issuance of term debt, net of issuance costs	1,776,145	—
Proceeds from line of credit	—	1,000,000
Repayments on line of credit	(1,791,145)	—
Proceeds from exercise of common stock options	1,163,546	37,696
Net cash provided by financing activities	88,064,230	11,420,210

NET CHANGE IN CASH AND CASH EQUIVALENTS	89,996,306	2,064,210
Beginning of period	4,478,512	1,212,063
End of period	$94,474,818	$3,276,273

SUPPLEMENTAL DISCLOSURE OF CASH PAID (REFUNDED) FOR:
Interest	$1,680,613	$1,165,636
Income taxes	$(150,000)	$159,356

CASTLE BIOSCIENCES, INC. CONDENSED STATEMENTS OF CASH FLOWS (Continued) (UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures	$16,981	$4,833
Initial public offering costs incurred but not paid	$4,512	$—
Issuance of common stock upon conversion of convertible preferred stock	$46,743,493	$—
Conversion of preferred stock warrants to common stock warrants	$1,744,576	$—
Issuance of common stock upon conversion of convertible promissory notes	$26,577,696	$—

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
On July 29, 2019, the Company completed the initial public offering of its common stock (the “IPO”). In the IPO, the Company issued and sold 4,600,000 shares of its common stock, including 600,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $16.00 per share. The Company received approximately $65.9 million in net proceeds, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. In connection with the IPO, on July 29, 2019 all convertible preferred stock and all convertible promissory notes converted into shares of common stock and all outstanding warrants to purchase shares of convertible preferred stock became exercisable for shares of common stock.
Going Concern, Liquidity and Capital Resources
The Company has incurred significant operating losses since its inception. As of September 30, 2019, the Company had an accumulated deficit of $54.3 million and cash and cash equivalents totaling $94.5 million. The Company also has substantial indebtedness, the terms of which require it to meet a monthly three-month trailing revenue covenant (previously a six-month trailing revenue covenant, as described below). At the time of issuance of the Company’s financial statements as of December 31, 2018 and 2017 and for each of the years then ended, the Company disclosed that substantial doubt was raised about the Company’s ability to continue as a going concern, because its projections indicated potential non-compliance with this covenant during the next 12 months. As discussed in Note 8, “Long-Term Debt,” on June 13, 2019, the Company entered into an amendment to its debt agreement, which among other changes, modified the revenue covenant from a trailing six-month calculation to a trailing three-month calculation with revised revenue targets tested monthly. As a result, management now expects to be in compliance with the amended covenant during the next 12 months. The Company intends to fund planned operations for the next 12 months using its cash on hand, including net cash proceeds from the IPO, and collections from test report sales.
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’). The Company has no subsidiaries and all operations are conducted by the Company.
Unaudited Interim Financial Information
The accompanying balance sheet as of September 30, 2019; the statements of operations and comprehensive income (loss), the statements of convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2019 and 2018; and the statements of cash flows for the nine months ended September 30, 2019 and 2018 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2019 and the results of its operations and its cash flows for the three and nine months ended September 30, 2019 and 2018. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2019 and 2018 are also unaudited. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period. The balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim financial statements. These financial statements should be read in conjunction with the Company’s

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

audited financial statements included in the Company’s final prospectus filed with Securities and Exchange Commission on July 26, 2019.
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
In the absence of LCD coverage or contractually established reimbursements rates, the Company has concluded that its contracts include variable consideration because the amounts paid by Medicare or commercial health insurance carriers may be paid at less than the Company’s standard rates or not paid at all, with such differences considered implicit price concessions. Variable consideration attributable to these price concessions is measured at the expected value using the ‘‘most likely amount’’ method under ASC 606. The amounts are determined by historical average collection rates by test type and payor category taking into consideration the range of possible outcomes, the predictive value of the Company’s past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of the Company’s influence, such as the judgment and actions of third parties. Such variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. Variable consideration may be constrained and excluded from the transaction price in situations where there is no contractually agreed upon reimbursement coverage or in the absence of a predictable pattern and history of collectability with a payor. Variable consideration for Medicare claims is deemed to be fully constrained when the payment of such claims is subject to approval by an ALJ at an appeal hearing, due to factors outside the Company’s influence (i.e., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. Included in revenues for the three months ended September 30, 2019 and 2018 were $3,203,093 and $(1,178,915), respectively, of revenue increases (decreases) associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods. Such amounts of variable consideration for the nine months ended September 30, 2019 and 2018 were revenue increases of $2,393,507 and $612,971, respectively. These amounts include (i) adjustments for actual collections versus estimated amounts and (ii) cash collections and the related recognition of revenue in current period for tests delivered in prior periods due to the release of the constraint on variable consideration.
Because the Company’s contracts with customers have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606 to not disclose information about its remaining performance obligations. Any incremental costs to obtain contracts are recorded as selling, general and administrative expense as incurred due to the short duration of the Company’s contracts. Contract balances consisted solely of accounts receivable (both current and noncurrent) as of September 30, 2019 and December 31, 2018.
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

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The Company’s significant third-party payors and their related revenues as a percentage of total revenues and accounts receivable balances are as follows:

	Percentage of Revenues		Percentage of Accounts Receivable (current)		Percentage of Accounts Receivable (non-current)
	Nine Months Ended September 30,
	2019	2018	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018
Medicare	47%	7%	8%	54%	—%	—%
Medicare Advantage plans	28%	25%	40%	9%	21%	18%
United Healthcare	7%	18%	9%	7%	—%	15%
BlueCross BlueShield plans	6%	26%	25%	18%	46%	41%
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
The Company accrues an allowance for doubtful accounts against its accounts receivable when it is probable that an account is not collectible, based on write off history, credit risk of specific accounts, aging analysis and other information available on specific accounts. The Company generally does not perform evaluations of customers’ financial condition and generally does not require collateral. Accounts receivable are written off when all efforts to collect the balance have been exhausted. Historically, the Company’s bad debt expense has not been significant. The allowance for doubtful accounts was zero as of September 30, 2019 and December 31, 2018. Adjustments for implicit price concessions attributable to variable consideration, as discussed above, are incorporated into the measurement of the accounts receivable balances and are not part of the allowance for doubtful accounts.
Fair Value of Financial Instruments
The carrying amount of the Company’s long-term debt approximates fair value due to its variable market interest rate and management’s opinion that current rates and terms that would be available to the Company with the same maturity and security structure would be essentially equivalent to that of the Company’s long-term debt. This estimated fair value is a ‘‘Level 3’’ fair value measurement, as defined in Note 9.
Accrued Compensation
The Company accrues for liabilities under discretionary employee and executive bonus plans. These estimated compensation liabilities are based on progress against corporate objectives approved by the Board of Directors, compensation levels of eligible individuals, and target bonus percentage levels. The Board of Directors reviews and evaluates the performance against these objectives and ultimately determines what discretionary payments are made. The Company also accrues for liabilities under employee sales incentive bonus plans with accruals based on performance achieved to date compared to established targets. As of September 30, 2019 and December 31, 2018, the Company accrued approximately $2,788,152 and $3,197,234, respectively, for liabilities associated with these bonus plans. These amounts are classified as current or noncurrent accrued liabilities in the balance sheets based on the expected timing of payment.
Deferred Offering Costs
Deferred offering costs consist primarily of legal and accounting fees, which are direct and incremental fees related to the IPO. Deferred offering costs of $2,517,084, along with $5,152,000 in underwriting discounts and commissions, were offset against the gross IPO proceeds of $73,600,000 recorded in the third quarter of 2019. As of December 31, 2018, the Company had incurred $91,307 in deferred offering costs, which are reported as other assets - long-term on the balance sheet.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive income (loss) was the same as its reported net income (loss) for all periods presented.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Accounting Pronouncements Yet to be Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases (Topic 840), and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method for finance leases or on a straight-line basis over the term of the lease for operating leases. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. For companies that are not emerging growth companies (‘‘EGCs’’), the ASU is effective for fiscal years beginning after December 15, 2018. For EGCs, the ASU is effective for fiscal years beginning after December 15, 2019. The Company expects to adopt the new standard in the fourth quarter of 2020 using the modified retrospective method, under which the Company will apply Topic 842 to existing and new leases as of January 1, 2020, but prior periods will not be restated and will continue to be reported under Topic 840 guidance in effect during those periods. The Company anticipates that the adoption will not have a material impact on its condensed statements of operations and comprehensive income (loss) or its statements of cash flows but expects to recognize right-of-use assets and liabilities for lease obligations associated with its operating leases.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses, which requires the measurement of expected credit losses for financial instruments carried at amortized cost, such as accounts receivable, held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financing Instruments—Credit Losses, which included an amendment of the effective date for nonpublic entities. For non-EGCs, the ASU is effective for fiscal years beginning after December 15, 2019. For EGCs, the standard is effective for fiscal years beginning after December 15, 2021. The Company does not believe the adoption of this standard will have a significant impact on its condensed financial statements, given its history of minimal bad debt expense relating to trade accounts receivable.
3. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders for the period by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding includes shares associated with the July 2019 Warrant (as defined in Note 7), which are deemed to have been issued for purposes of calculating basic and diluted earnings (loss) per share, due to the nominal exercise price. On July 29, 2019, the Company completed the IPO, in which it issued and sold 4,600,000 shares of common stock. Also on that date, all of the Company’s outstanding convertible preferred stock and convertible promissory notes automatically converted into 8,181,992 and 1,661,106 shares, respectively, of common stock and certain outstanding warrants to purchase Series F convertible redeemable preferred stock were net exercised for an aggregate of 27,207 shares of common stock. These shares are included in the Company’s weighted-average number of common shares outstanding starting on that date.
Diluted earnings (loss) per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options, as well as from the possible conversion of the Company’s convertible preferred stock, convertible promissory notes and exercise of outstanding warrants. The treasury stock and if-converted methods are used to calculate the potential dilutive effect of these common stock equivalents. However, potentially dilutive shares are excluded from the computation of diluted loss per share when their effect is antidilutive.

The following table shows the computation of basic and diluted earnings (loss) per share for three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Numerator:
Net income (loss) attributable to common stockholders	$5,542,826	$(4,456,077)	$935,724	$(13,024,841)
Assumed conversion of convertible promissory notes(1):
Subtract: Extinguishment gain	(5,213,431)	—	(5,213,431)	—
Add: Interest expense and change in fair value of embedded derivative	420,250	—	420,250	—
Numerator for diluted earnings (loss) per share	$749,645	$(4,456,077)	$(3,857,457)	$(13,024,841)

Denominator:
Weighted-average common shares outstanding, basic	12,757,658	1,912,429	5,648,757	1,902,314
Assumed conversion of convertible promissory notes(1)	290,370	—	97,853	—
Assumed exercise of common stock warrants	66,800	—	—	—
Assumed exercise of stock options	1,186,835	—	—	—
Weighted-average common shares outstanding, diluted	14,301,663	1,912,429	5,746,610	1,902,314

Earnings (loss) per share attributable to common stockholders:
Basic	$0.43	$(2.33)	$0.17	$(6.85)
Diluted	$0.05	$(2.33)	$(0.67)	$(6.85)

(1)
For both the three and nine months ended September 30, 2019, reflects the assumed conversion of the Q1 2019 Notes (as defined in Note 7) into shares of common stock beginning July 1, 2019, in accordance with the requirements in ASC 260, Earnings per Share, for contingently issuable shares due to the contingency not being met until the third quarter of 2019. Accordingly, the associated numerator adjustments for the nine months ended September 30, 2019 exclude activity from the first two quarters of 2019. The July 2019 Note (as defined in Note 7), was excluded from the computation of diluted earnings (loss) per share prior to its conversion on July 29, 2019 in connection with the IPO, as disclosed below.

For both the three and nine months ended September 30, 2019, the computations of diluted earnings (loss) per share exclude the assumed conversions of the convertible preferred stock and the July 2019 Note (in each case, for the time prior to their actual conversions) and the assumed exercise of all preferred stock warrants because to include them would be antidilutive. For the nine months ended September 30, 2019, the computation of diluted loss per share also excludes the assumed exercise of all stock options and common stock warrants because to include them would be antidilutive. Due to the Company reporting a net loss attributable to common stockholders for both the three and nine months ended September 30, 2018, all potentially dilutive securities are antidilutive and are excluded from the computations of diluted loss per share for those periods.

The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in the Company’s calculation of diluted earnings (loss) per share for the three and nine months ended September 30, 2019 and 2018 because to do so would be antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Convertible preferred stock	2,490,032	8,170,393	6,256,180	7,734,647
Convertible promissory note(1)	130,647	—	44,027	—
Stock options	139,028	1,529,909	1,778,220	1,363,522
Common stock warrants	—	—	29,783	—
Preferred stock warrants	39,628	123,704	107,020	132,264
Total	2,799,335	9,824,006	8,215,230	9,230,433

(1)	Associated with the July 2019 Note.
4. Property and Equipment, Net
Property and equipment, net consisted of the following:

	September 30, 2019	December 31, 2018
Lab equipment	$1,301,606	$1,153,210
Computer equipment	800,725	629,437
Leasehold improvements	635,260	553,921
Furniture and fixtures	163,643	101,813
Total	2,901,234	2,438,381
Less accumulated depreciation	(1,102,998)	(909,385)
Property and equipment, net	$1,798,236	$1,528,996
Depreciation expense was recorded in the statements of operations and comprehensive income (loss) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of sales	$69,977	$63,306	$202,491	$172,748
Research and development	1,933	879	5,340	2,729
Selling, general and administrative	19,117	10,334	46,481	40,537
Total	$91,027	$74,519	$254,312	$216,014
5. Intangible Assets, Net
Intangible assets consist of capitalized license costs as follows:

	September 30, 2019		December 31, 2018
	Value	Weighted-Average Remaining Life (Years)	Value	Weighted-Average Remaining Life (Years)
Licenses	$274,534	0	$274,534	0
Accumulated amortization	(274,534)		(270,367)
Intangible assets, net	$—		$4,167
Amortization expense was zero and $8,779, for the three months ended September 30, 2019 and 2018, respectively, and $4,167 and $27,452, for the nine months ended September 30, 2019 and 2018, respectively.

6. Other Accrued Liabilities
Other accrued liabilities consisted of the following:

	September 30, 2019	December 31, 2018
Accrued state income taxes	$8,606	$8,606
Accrued interest	177,283	185,580
Accrued royalties	89,811	239,751
Accrued service fees	699,531	281,307
Other	1,746	—
Total	$976,977	$715,244
7. Convertible Promissory Notes
Q1 2019 Notes
In January and February 2019, the Company issued $11,770,375 principal amount of unsecured convertible promissory notes (the “Q1 2019 Notes”), of which $4,755,882 was with related parties (executive officers, members of the Company’s Board of Directors or entities affiliated with them). The Q1 2019 Notes bore simple interest at a rate of 8% per annum. Originally, the Q1 2019 Notes had a maturity date of January 31, 2020, but on July 3, 2019, the Company entered into an amendment with the holders of the Q1 2019 Notes to extend the maturity to June 30, 2020. Such amendment was treated as a modification of the existing debt and therefore no extinguishment gain or loss was recognized in connection with the amendment.
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
The Company determined that the Q1 2019 Notes contained embedded derivatives that required bifurcation and separate accounting under ASC 815-15, Embedded Derivatives. The Company determined that two such features in the Q1 2019 Notes were not considered clearly and closely related to the host debt instrument and therefore required separate accounting: a) the automatic conversion feature in connection with the Next Equity Financing and b) the acceleration upon a change of control feature. Under ASC 815-15, these features are bundled together and accounted for as a single, compound embedded derivative. The Company determined the fair value of the embedded derivative liability at the issuance date, creating a discount to the carrying value of the Q1 2019 Notes, which was being amortized over the life of the debt using the effective interest method. The embedded derivative was recorded at fair value each reporting period, with changes in fair value recorded as “other expense, net” in the statements of operations and comprehensive income (loss). No hedge accounting treatment was applied. For details regarding the fair value measurement of the embedded derivative, see Note 9.
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

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
The closing of the IPO on July 29, 2019 was considered to be the Next Equity Financing under the terms of the Q1 2019 Notes. Accordingly, on July 29, 2019, the Conversion Amount of the Q1 2019 Notes as of such date converted into 954,074 shares of common stock based on a price of $12.80 per share, or 80% of the IPO price of $16.00 per share. The conversion of the Q1 2019 Notes was considered an extinguishment for accounting purposes. The Company recognized an extinguishment gain of $5,213,431 in connection with the conversion with extinguishment consideration measured at $15,265,184, which is calculated as the number of shares issued upon conversion multiplied by the IPO price of $16.00 per share. All of this consideration was was allocated to additional paid-in capital to redeem the beneficial conversion feature.
The following table summarizes the aggregate values recorded for the Q1 2019 Notes as of their original issuance dates. As noted above, the Q1 2019 Notes were converted into shares of common stock in connection with the closing of the IPO on July 29, 2019.

At Original Issuance (1)
Liability component:
Principal (including $4,755,882 with related parties)	$11,770,375
Unamortized issuance costs	(74,880)
Unamortized discount from beneficial conversion feature	(8,377,592)
Unamortized discount from embedded derivative	(2,815,946)
Net carrying amount of the liability component	501,957
Embedded derivative liability	2,815,946
Total	$3,317,903

Equity Component:
Carrying value of beneficial conversion feature recorded in additional paid-in capital	$8,377,592

(1)     The Q1 2019 Notes were issued on January 31, 2019, February 12, 2019 and February 27, 2019.
Amortization of discounts and issuance costs on the Q1 2019 Notes totaled $244,695 for the three months ended September 30, 2019, and $1,216,151 for the nine months ended September 30, 2019, and were included in interest expense.
The amounts recognized in net loss for the three and nine months ended September 30, 2019 for the embedded derivative liability are as follows:

		Gain (Loss) Recognized in Net Income
	Statement of Operations and Comprehensive Income (Loss) Location	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Derivatives Not Classified as Hedging Instruments
Embedded derivative in convertible promissory notes	Other expense, net	$(100,738)	$(237,199)

July 2019 Note
On July 12, 2019, the Company issued an unsecured convertible promissory note having a principal amount of $10,000,000 (the ‘‘July 2019 Note’’) to an investor. The July 2019 Note bore simple interest at a rate of 8% per annum and had an original maturity date of June 30, 2020. The IPO triggered an automatic conversion feature of the July 2019 Note under which the outstanding principal amount plus accrued interest converted into 707,032 shares of common stock in connection with the closing of the IPO on July 29, 2019, based on a price derived from a valuation calculated pursuant to the terms of the July 2019 Note. In connection with the July 2019 Note issuance, the Company issued the purchaser of the July 2019 Note a warrant to

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

purchase up to 209,243 shares of common stock at an exercise price of approximately $0.001 per share (the “July 2019 Warrant”), as discussed further in Note 12.
The Company elected to account for the July 2019 Note under the fair value option in accordance with ASC 825, Financial Instruments. Absent the election of the fair value option, there were several embedded features of the July 2019 Note which would have required separate accounting as an embedded derivative. Given the complexity of these features and the short time period the July 2019 Note was actually outstanding, the Company elected the fair value option to simplify the accounting for the July 2019 Note. Under the fair value option, changes in fair value are recorded in the condensed statements of operations and comprehensive income (loss) each period as “other expense, net.”
The Company received $10,000,000 from the purchaser and incurred $764,256 in issuance costs, resulting in net proceeds of $9,235,744. The Company subsequently adjusted the fair value of the July 2019 Note to its conversion date fair value of $11,312,512, which was calculated as the number of common shares into which the July 2019 Note became actually convertible in connection with the IPO multiplied by the IPO price of $16.00 per share. No portion of the change in fair value was deemed to be associated with changes in instrument-specific credit risk, due to the short period of time the July 2019 Note was outstanding. Interest expense and the issuance costs associated with the July 2019 Note were included as part of the change in fair value recorded in “other expense, net.” Because the initial fair value of the July 2019 Note exceeded the proceeds received, the Company did not allocate any portion of the proceeds to the July 2019 Warrant.

8. Long-Term Debt
The Company’s long-term debt consists of term debt and a revolving line of credit and are presented in the table below:

	September 30, 2019	December 31, 2018
Term debt	$26,687,500	$21,350,000
Revolving line of credit	—	5,000,000
Total principal amount	26,687,500	26,350,000
Unamortized discount and issuance costs	(1,783,795)	(1,850,248)
Total long-term debt	24,903,705	24,499,752
Less: Current portion of long-term debt	(3,333,333)	—
Total long-term debt, less current portion	$21,570,372	$24,499,752
Term Debt
On November 30, 2018 (the ‘‘Closing Date’’), the Company entered into a new Loan and Security Agreement (the ‘‘2018 LSA’’) with Oxford Finance LLC (‘‘Oxford’’), as collateral agent, and Oxford and Silicon Valley Bank (‘‘SVB’’) as equal syndicated lenders (collectively, the ‘‘Lenders’’). The 2018 LSA replaced the Company’s previous lending arrangement and provided for a $20.0 million secured term loan credit facility (the ‘‘2018 Term Loan’’) and a credit line of up to $5.0 million (discussed in the ‘‘Revolving Line of Credit’’ section below), prior to amendment of the 2018 LSA on June 13, 2019, as discussed below. The Company’s obligations under the 2018 LSA are secured by substantially all of its assets, excluding intellectual property and subject to certain other exceptions and limitations. The Company has the right to prepay the 2018 Term Loan in whole or in part at any time, subject to a prepayment fee of 2.50% if prepaid on or prior to November 30, 2019, 1.50% if prepaid after November 30, 2019 and on or prior to November 30, 2020, and 0.75% thereafter. Upon prepayment, the Company is also obligated to pay a non-refundable early termination fee of $496,785. Amounts prepaid or repaid under the 2018 Term Loan may not be reborrowed. Initially, the 2018 LSA contained a financial covenant that required the Company to achieve a monthly trailing six-month revenue target each month throughout the term of the agreement, but the covenant was amended on June 13, 2019 and changed to a monthly trailing three-month target, as discussed further below. As of September 30, 2019 and December 31, 2018, the Company was in compliance with this covenant.
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

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
The 2018 Term Loan bears interest at a floating rate equal to the greater of 1) 8.55% and 2) the 30-day U.S. LIBOR rate as reported in the Wall Street Journal on the last business day of the month that precedes the month in which the interest will accrue, plus 6.48%. The applicable interest rate on the 2018 Term Loan was 8.55% and 8.98% at September 30, 2019 and December 31, 2018, respectively. Interest on the 2018 Term Loan is payable monthly in arrears. The Company is permitted to make interest-only payments on the 2018 Term Loan for the 18 months following the Closing Date. The principal is required to be repaid in 30 equal monthly installments beginning on June 1, 2020. All unpaid principal and accrued and unpaid interest is due on November 1, 2022 (the “2018 Term Loan Maturity Date”). The Company is also obligated to make an additional final payment of 6.75% of the aggregate original principal amount, or $1,687,500 as of September 30, 2019, upon any prepayment or on the 2018 Term Loan Maturity Date. The final payment amount is being amortized as additional interest expense using the effective interest method over the term of the debt.
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

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

the fair value estimates disclosed, or amounts recorded may not be indicative of the amount that the Company or holders of the instruments could realize in a current market exchange.
The table below provides information, by level within the fair value hierarchy, of the Company’s financial assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2018. There were no financial assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2019.

	As of December 31, 2018
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Preferred stock warrants	$—	$—	$1,193,726	$1,193,726
The following table discloses the summary of changes in the fair value of the Level 3 fair value measurements:

	Nine Months Ended September 30, 2019
	Preferred stock warrant liability	Embedded derivative liability in the Q1 2019 Notes	The July 2019 Note
Balance, December 31, 2018	$1,193,726	$—	$—
Issuance of convertible promissory notes	—	2,815,946	9,235,744
Change in fair value included in net income	619,024	237,199	2,076,768
Extinguishment of convertible promissory notes and exercise of warrants	(68,174)	(3,053,145)	(11,312,512)
Reclassification of preferred stock warrant liability to stockholders’ equity	(1,744,576)	—	—
Balance, September 30, 2019	$—	$—	$—
The changes in fair value of the preferred stock warrant liability, the embedded derivative liability and the July 2019 Note are recorded as ‘‘other expense, net’’ in the statements of operations and comprehensive income (loss).
The fair value of the warrants to purchase shares of Series A, Series B, Series E-1, Series E-2, Series E-2A, Series E-3, and Series F redeemable convertible preferred stock was estimated by management using the Black-Scholes option pricing model with the following assumptions:

December 31, 2018
Average expected life (years)	9
Expected stock price volatility	64%
Risk-free interest rate	2.51% - 2.69%
Dividend yield	—%
In connection with the IPO, all outstanding preferred stock warrants became exercisable for shares of common stock. The Company recorded a final fair value adjustment on the preferred stock warrant liability as of immediately prior to the closing of the IPO based on the IPO price of $16.00 per share. The preferred stock warrant liability was then reclassified to stockholders’ equity and is no longer recorded at fair value on a recurring basis.
Certain features of the Q1 2019 Notes were determined to be an embedded derivative requiring bifurcation and separate accounting, as discussed in Note 7. The fair value of the embedded derivative was determined based on a probability-weighted income approach discounted at an interest rate that is consistent with the appropriate market interest rate (ranging from 8.93% to 11.40%) considering management’s estimates of the probability of the possible settlement outcomes. At inception of the Q1 2019 Notes, management assessed the probability of the occurrence of the Next Equity Financing at 90%. The final fair value adjustment was based upon the actual settlement of the Q1 2019 Notes in connection with the IPO.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The Company elected the fair value option for the July 2019 Note, as discussed in Note 7. The change in fair value recorded for the July 2019 Note represents the difference between the net proceeds received and the fair value of the shares issued upon conversion of the July 2019 Note in connection with the IPO, valued at the IPO price of $16.00 per share.

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
On July 10, 2019, the Company amended its Amended and Restated Certificate of Incorporation to, among other things, change the provisions for determining the earliest redemption date of its redeemable convertible preferred stock, the result of which effectively changed such earliest redemption date to July 15, 2025. As a result of a 1-for-1.219 reverse stock split effected on July 11, 2019, the conversion price for each series of preferred stock was adjusted to be the original issue price multiplied by 1.219. Immediately prior to the closing of the IPO, 9,973,884 shares of outstanding convertible preferred stock were automatically converted into 8,181,992 shares of common stock. In connection with the conversion, the Company derecognized the convertible preferred stock at their carrying values and allocated such amounts to common stock and additional paid-in capital effective July 29, 2019.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
Immediately prior to the closing of the IPO, certain outstanding warrants to purchase shares of Series F convertible redeemable preferred stock were net exercised for an aggregate of 27,207 shares of common stock. In connection with the IPO, all outstanding warrants to purchase shares of convertible preferred stock became exercisable for shares of common stock at a rate of one common stock warrant for every 1.219 preferred stock warrants. Exercise prices of the warrants were also adjusted upon conversion by multiplying each of the exercise prices by 1.219. In connection with the preferred stock warrants becoming exercisable for common stock, the Company reclassified the preferred stock warrant liability balance to additional paid-in capital effective July 29, 2019. See Note 12 for information on outstanding common stock warrants at September 30, 2019.
12. Stockholders’ Equity (Deficit)
On July 10, 2019, the Company amended its Amended and Restated Certificate of Incorporation to, among other things, increase the number of authorized shares of its common stock to 17,650,824.
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
In connection with the issuance of the July 2019 Note, the Company issued the purchaser of the July 2019 Note a warrant to purchase up to 209,243 shares of common stock at an exercise price of approximately $0.001 per share. The July 2019 Warrant, which expires on July 12, 2026, was initially exercisable for 50% of the shares subject to the warrant and became exercisable for the remaining 50% of the shares subject to the warrant upon the holder’s satisfaction of a requirement to purchase a certain amount of equity securities of the Company. The holder satisfied such requirement on July 29, 2019 in connection with a purchase of common stock in the IPO.
On July 29, 2019, the Company completed the initial public offering of its common stock. In connection with the IPO, the Company issued and sold 4,600,000 shares of its common stock, including 600,000 shares associated with the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $16.00 per share. The Company received approximately $65.9 million in net proceeds from the IPO, after deducting underwriting discounts and commissions and other offering expenses payable by the Company.
On July 29, 2019, in connection with the closing of the IPO, a new Amended and Restated Certificate of Incorporation became effective for the Company, which changed the number of authorized shares of common stock, $0.001 par value, to 200,000,000 shares and the number of authorized shares of preferred stock, $0.001 par value, to 10,000,000 shares.

Common Stock Warrants
Information about common stock warrants outstanding as of September 30, 2019 is presented in the table below:

As of September 30, 2019
Expiration date	Number of shares	Exercise price
December 31, 2024	5,376	$6.52
December 31, 2024	12,544	$5.59
February 22, 2026	14,093	$7.10
July 12, 2026	209,243	$0.001
March 31, 2027	52,856	$7.10
November 30, 2028	17,618	$7.10
Total	311,730

There were no common stock warrants were outstanding as of December 31, 2018.
13. Stock Incentive Plans and Stock Based Compensation
Stock Incentive Plans
Activity under the Company’s stock plans for the nine months ended September 30, 2019 is set forth below:

			Weighted-Average
	Shares Available for Grant	Stock Options Outstanding	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2018	458,726	1,659,596	$1.99
Additional options authorized	2,075,898	—	—
Granted	(695,725)	695,725	$6.82
Exercised	—	(687,507)	$1.70
Forfeited/Cancelled	30,342	(30,342)	$3.10
Balance as of September 30, 2019	1,869,241	1,637,472	$4.15	8.09	$22,832,085
Exercisable at September 30, 2019(1)		497,225	$2.16	5.85	$7,919,630

(1)
Vested and exercisable options. Additionally, outstanding unvested options to purchase an aggregate of 140,518 shares of common stock with a weighted-average exercise price of $2.39 per share may be exercised prior to vesting as of September 30, 2019 under early-exercise provisions. In the event of such exercise, the shares obtained upon exercise would be restricted and subject to forfeiture prior to vesting. No such early exercises have occurred as of September 30, 2019.

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
Options granted during the nine months ended September 30, 2019 include an aggregate of 185,370 options to purchase common stock to the Company’s non-employee directors in connection with their service on the board of directors, granted effective July 24, 2019. The options were granted under the 2019 Plan at an exercise price equal to the IPO price of $16.00 per share. Each option has a vesting commencement date of August 1, 2019 and is subject to a four-year vesting schedule, with 25% vesting one year after the vesting commencement date and the balance vesting monthly over the remaining 36 months, subject to the respective option holder’s continued service with the Company. The options provide for full acceleration of all of the shares subject to the option in the event of a change in control. The post-termination exercise period for the options will be up to three months from the date of termination, if such termination is other than for death, disability or cause.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Determining Fair Value of Stock Options - Summary of Assumptions
The Company uses the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or any other measurement date. The following table sets forth the assumptions used to determine the fair value of stock options:

	Nine Months Ended September 30,
	2019	2018
Average expected term (years)	6	6
Expected stock price volatility	56.74% - 59.60%	57.91% - 57.96%
Risk-free interest rate	1.61% - 2.47%	2.77% - 2.89%
Dividend yield	—%	—%
The fair value of our common stock is also an assumption used to determine the fair value of stock options. Prior to the IPO, our common stock was not publicly traded, therefore we estimated the fair value of our common stock. Following the IPO, the fair value of our common stock is the closing selling price per share of our common stock as reported on the Nasdaq Global Market on the date of grant or other relevant determination date.
Stock-based compensation expense related to stock options is included in the statements of operations and comprehensive income (loss) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of sales	$12,881	$4,270	$35,000	$18,669
Research and development	23,487	13,525	70,439	38,641
Selling, general and administrative	193,116	56,597	431,274	163,422
Total stock-based compensation expense	$229,484	$74,392	$536,713	$220,732
The weighted-average grant date fair value of options granted during the nine months ended September 30, 2019 and 2018 was $3.77 and $1.35 per option, respectively. As of September 30, 2019, there was $2,987,106 of total unrecognized compensation cost, which is expected to be recognized on a straight-line basis over a weighted-average period of 3.1 years. The total unrecognized compensation costs will be adjusted for forfeitures in future periods as they occur.
14. Income Taxes
No income tax expense or benefit was recorded for the three or nine months ended September 30, 2019 and 2018 due to the full valuation allowance on the Company’s net deferred tax assets, based on the Company’s assessment that it is more likely than not that the benefits of those deferred tax assets will not be realized.
15. Subsequent Events
On October 1, 2019, the Company commenced a series of offerings under the ESPP. The initial offering began October 1, 2019, ends on August 31, 2021 (unless terminated earlier, as described below) and consists of four purchase periods. The purchase periods end on the last trading day of February and August 31 of each year. Eligible employees who enroll in the initial offering or any subsequent offering will be able to purchase shares of the Company’s common stock at a discount through payroll deductions, subject to certain limitations. The purchase price of the shares of common stock will be the lesser of (i) 85% of the fair market value of such shares on the offering date and (ii) 85% of the fair market value of such shares on the purchase date. Following the commencement of the initial offering, a new 24-month offering with four six-month purchase periods will automatically begin approximately every six months thereafter over the term of the ESPP. Offerings will be concurrent, but in the event the fair market value of a share of common stock on the first day of any purchase period during an offering (the “New Offering”) is less than or equal to the fair market value of a share of common stock on the offering date for an ongoing offering (the “Ongoing Offering”), then the Ongoing Offering terminates immediately following the purchase of shares on the purchase date immediately preceding the New Offering and the participants in the terminated Ongoing Offering are automatically enrolled in the New Offering. Notwithstanding the above, the Company’s Board of Directors (or an authorized committee thereof) may modify the terms of or suspend any future offerings prior to their commencement.
On October 15, 2019, the Company granted to various employees, options to purchase an aggregate of 153,000 shares of our common stock at an exercise price of $19.35 per share. The option awards were granted pursuant to the 2019 Plan, have a ten-

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

year term and vest over a four-year period (with 25% vesting after one year from the vesting start date and the remainder vesting in 36 equal monthly installments thereafter).

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
We have processed over 50,000 clinical samples since commercial launch and our annual revenue increased from $13.8 million in 2017 to $22.8 million in 2018. For the three months ended September 30, 2019, year-over-year growth in new ordering clinicians (first time ordering a test) for our DecisionDx-Melanoma test was 26% compared to 5% year-over-year growth experienced in the three months ended September 30, 2018.

The numbers of DecisionDx-Melanoma and DecisionDx-UM test reports delivered by us during the nine months ended September 30, 2019 and 2018 are presented in the table below:

	DecisionDx- Melanoma	DecisionDx-UM	Total
Q1 2018	2,727	322	3,049
Q2 2018	2,899	382	3,281
Q3 2018	3,136	324	3,460
For the nine months ended September 30, 2018	8,762	1,028	9,790
Q4 2018	3,270	385	3,655
For the year ended December 31, 2018	12,032	1,413	13,445

Q1 2019	3,232	360	3,592
Q2 2019	3,691	376	4,067
Q3 2019	4,126	356	4,482
For the nine months ended September 30, 2019	11,049	1,092	12,141
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
On July 29, 2019, we completed the initial public offering of our common stock, or the IPO. In connection with the IPO, we issued and sold 4,600,000 shares of our common stock, including 600,000 shares associated with the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $16.00 per share. We received approximately $65.9 million in net proceeds, after deducting underwriting discounts and commissions and other offering expenses payable by us. Prior to the IPO, we financed our operations primarily through private placements of preferred stock, revenue generated from sales of our products, bank debt and convertible notes.
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
On May 17, 2019, the Centers for Medicare & Medicaid Services, or CMS, determined that DecisionDx-UM meets the criteria for existing advanced diagnostic laboratory test, or ADLT, status, also referred to as “existing ADLT” status. This means that beginning in 2021, the DecisionDx-UM Medicare rate will be set annually based upon the median private payor rate for the first half of the second preceding calendar year. Specifically, the median private payor rate from January 1 to June 30, 2019 will be used to set the Medicare rate for the calendar year 2021. From May 17, 2019 through December 31, 2020, our rate will be set by Noridian Healthcare Solutions, LLC, or Noridian, our local Medicare Administrative Contractor, or MAC. Also, on May 17, 2019, CMS determined that DecisionDx-Melanoma meets the criteria for ‘‘new ADLT’’ status. This means that from July 1, 2019 through March 31, 2020 the Medicare reimbursement rate will equal the initial list price of $7,193. The rate for April 1, 2020 through December 31, 2021 will be calculated based upon the median private payor rate from July 1, 2019 to November 30, 2019. Accordingly, beginning in 2022, the rate will be set annually based upon the median private payor rate for the first half of the second preceding calendar year. For example, the rate for 2022 will be set using median private payor rate data from January 1, 2020 to June 30, 2020. If CMS determines the list charge amount for DecisionDx-Melanoma was greater than 130% of the weighted median of private payor rates, CMS will recoup from us the difference between the actual list charge and 130%

of the weighted median. However, based on our assessment to date, we believe that it is unlikely that any recoupment will apply under this provision.
Since our inception, we have incurred significant operating losses and negative cash flows. For the year ended December 31, 2018, our net loss was $6.4 million, our net cash used in operating activities was $12.3 million and we had an accumulated deficit of $57.5 million as of December 31, 2018. For the nine months ended September 30, 2019, our net income was $3.2 million (which includes the benefit of a $5.2 million non-cash debt extinguishment gain), our net cash provided by operating activities was $2.5 million and we had an accumulated deficit of $54.3 million as of September 30, 2019. We also have substantial indebtedness, the terms of which require us to meet a monthly three-month trailing revenue covenant. Although we were in compliance with this covenant as of December 31, 2018 and the most recently tested month, management’s projections, including consideration of certain revenue recognition policies, previously indicated potential non-compliance with the revenue covenant during the next 12 months from the date of issuance of our annual financial statements. For these reasons, the report of our independent registered public accounting firm on our financial statements as of December 31, 2017 and 2018 and for each of the periods then ended includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Subsequently, in June 2019, we entered into an amendment to our 2018 Loan and Security Agreement, or the 2018 LSA, which, among other changes, modified the revenue covenant. As a result, management now expects to be in compliance with the amended covenant for at least the next 12 months.
Our ability to generate revenue sufficient to achieve and sustain profitability will depend heavily on the successful commercialization of our currently marketed products and the products we plan to launch in the future. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on the commercialization of our existing products, the development of our future product candidates, and the potential commercialization of our product candidates.
Although we generated positive operating income for three and nine months ended September 30, 2019, we expect to incur significant additional expenses and operating losses during the next two years as we grow. We believe that our existing cash and cash equivalents and anticipated cash generated from sales of our products will be sufficient to fund our operating expenses for the foreseeable future. However, we have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
Our net income (losses) may fluctuate significantly from period to period, depending on the timing of our planned development activities, the growth of our sales and marketing activities and the timing of revenue recognition under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or ASC 606. We expect our expenses will increase substantially over time as we:

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

•
Reimbursement. We believe that expanding reimbursement is an important indicator of the value of our products. Payors require extensive evidence of clinical utility, clinical validity, patient outcomes and health economic benefits in order to provide reimbursement for diagnostic products. Our revenue depends on our ability to demonstrate the value of our products to these payors.

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
Selling, General and Administrative
Selling, general and administrative, or SG&A, expenses include executive, selling and marketing, legal, finance and accounting, human resources, billing and client services. These expenses consist of personnel costs, including stock-based compensation expense, direct marketing expenses, audit and legal expenses, consulting costs, training and medical education activities, payor outreach programs and allocated overhead, including rent, information technology, equipment depreciation, and utilities. In the near term, we expect increases in SG&A expenses related to compliance with the rules and regulations of the SEC and The Nasdaq Stock Market LLC, or Nasdaq, investor relations activities, and additional insurance expenses. Other administrative and professional services expenses within SG&A are expected to increase with the scale of our business, but selling and marketing-related expenses are expected to increase significantly, consistent with our growth strategy.
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

Results of Operations

Comparison of the three months ended September 30, 2019 and 2018
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		Increase (Decrease)
	2019	2018
	(unaudited)
Net revenues	$14,775	$3,712	$11,063	298.0%
Cost of sales	1,709	1,351	358	26.5%
Gross margin	13,066	2,361	10,705	453.4%
Operating expenses:
Research and development	1,515	1,294	221	17.1%
Selling, general and administrative	7,122	3,918	3,204	81.8%
Total operating expenses	8,637	5,212	3,425	65.7%
Operating income (loss)	4,429	(2,851)	7,280	255.3%
Interest income	5	13	(8)	(61.5)%
Interest expense	(1,088)	(569)	(519)	(91.2)%
Gain on extinguishment of debt	5,213	—	5,213	N/A
Other expense, net	(2,710)	(43)	(2,667)	(6,202.3)%
Income (loss) before income taxes	5,849	(3,450)	9,299	269.5%
Income tax expense	—	—	—	N/A
Net income (loss)	$5,849	$(3,450)	$9,299	269.5%

Net Revenues
Net revenues increased by $11.1 million, or 298.0%, to $14.8 million due to a combination of increased test volume and higher per-unit revenues. Essentially all of the increase is attributable to DecisionDx-Melanoma test revenues. For the three months ended September 30, 2019, we experienced an increase in DecisionDx-Melanoma and DecisionDx-UM test volume of 29.5% compared to the three months ended September 30, 2018. Also contributing to the increase in revenue is the effect of the issuance of the final LCD for DecisionDx-Melanoma, issued by Palmetto GBA, or Palmetto, and effective December 3, 2018. Coincident with the issuance of the LCD, a Medicare reimbursement rate for the test was established along with an agreement for payment of covered claims submitted for reimbursement beginning in February 2018. Note that as the Medicare LCD was not effective and the reimbursement rate was not known until the fourth quarter of 2018, the associated revenues were not recognized until the fourth quarter of 2018, which is when the criteria for revenue recognition was met. Medicare revenues for DecisionDx-Melanoma associated with test reports delivered in the third quarter of 2018, but not recognized in revenue until the fourth quarter of 2018, were $2.2 million. Additionally, revenues for the three months ended September 30, 2019 benefited from the attainment of “new ADLT” status for our DecisionDx-Melanoma test, effective July 1, 2019, which resulted in a higher Medicare reimbursement rate for the test, as described above. For the three months ended September 30, 2019 and 2018, we recorded net revenue adjustments of positive $3.2 million and negative $1.2 million, respectively, related to tests delivered in previous periods, associated with changes in estimated variable consideration. The additional positive revenue adjustments in the current year primarily relate to recognition of revenue for certain tests delivered in prior periods for which no revenue was recognizable originally, but was recognized upon cash collection of payments for the tests in the current-year period.
Cost of Sales
Cost of sales for the three months ended September 30, 2019 increased by $0.4 million, or 26.5%, compared to the three months ended September 30, 2018, primarily due to increased costs of supplies and services and higher personnel costs due to additional headcount in our laboratory testing operations, attributable to the higher activity levels. Our gross margin percentage was 88.4% for the three months ended September 30, 2019, compared to 63.6% for the same period in 2018, with the improvement principally a result of the increased operating leverage on the higher revenues. Due to the nature of our business, a significant portion of our cost of sales expenses represent fixed costs associated with our testing operations. Accordingly, our cost of sales expense will not necessarily increase or decrease commensurately with the change in net revenues from period to period.
Research and Development
Research and development expenses increased by $0.2 million, or 17.1%, for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily associated with increases in personnel costs and clinical studies expense, partially offset by other minor variations.
Selling, General and Administrative
SG&A expense increased by $3.2 million, or 81.8%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Approximately 44% of the increase is attributable to higher personnel costs, particularly within our sales function due to headcount expansion. In early 2019, we expanded our sales organization from 14 territories to 23 territories and we expect to implement an additional expansion beginning in December 2019. The higher personnel costs also reflect expanded headcount in our administrative support functions. The remainder of the increase was primarily associated with increased spending for events and conferences, higher insurance expense, higher professional fees and increased travel costs.
Interest Expense
Interest expense increased by $0.5 million, or 91.2%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The effect of the issuance of the Q1 2019 Notes in January and February 2019 added $0.3 million in interest expense for the three months ended September 30, 2019 and consisted of the accrual of the contractual 8% interest plus the amortization of issuance costs and debt discount. The remainder of the increase is primarily due to higher average outstanding balances on our banking credit facility. Average outstanding bank debt balances were approximately $5.0 million higher during the three months ended September 30, 2019 compared to the three months ended September 30, 2018.
Gain on Extinguishment of Debt
We recorded a non-cash extinguishment gain related to the Q1 2019 Notes totaling $5.2 million during the three months ended September 30, 2019, which was associated with the conversion of the Q1 2019 Notes into shares of common stock in connection with the IPO and was considered an extinguishment for accounting purposes. This gain resulted from certain accounting requirements associated with the extinguishment of debt with a beneficial conversion feature, application of which required us to allocate the extinguishment consideration to stockholders’ equity. See Note 7 to the unaudited interim condensed financial statements for additional information.
Other Expense, Net
Other expense, net for the three months ended September 30, 2019 consisted of losses associated with changes in fair value of the July 2019 Note, the liability for convertible preferred stock warrants and the embedded derivative associated with the Q1 2019 Notes of $2.1 million, $0.5 million and $0.1 million, respectively. The activity for the three months ended September 30, 2018 consists entirely of changes in fair value of the liability for the convertible preferred stock warrants. These liabilities were adjusted to their current fair values each period, but effective with the IPO, the July 2019 Note and the Q1 2019 Notes automatically converted into shares of common stock and we reclassified our liability for convertible preferred stock warrants to stockholders’ equity. Accordingly, no further changes in fair value for these items will be reflected in periods after the IPO date.

Comparison of the nine months ended September 30, 2019 and 2018
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018
	(unaudited)
Net revenues	$34,230	$11,350	$22,880	201.6%
Cost of sales	5,299	3,931	1,368	34.8%
Gross margin	28,931	7,419	21,512	290.0%
Operating expenses:
Research and development	4,226	3,716	510	13.7%
Selling, general and administrative	19,990	12,306	7,684	62.4%
Total operating expenses	24,216	16,022	8,194	51.1%
Operating income (loss)	4,715	(8,603)	13,318	154.8%
Interest income	32	21	11	52.4%
Interest expense	(3,805)	(1,624)	(2,181)	(134.3)%
Gain on extinguishment of debt	5,213	—	5,213	N/A
Other expense, net	(2,933)	(29)	(2,904)	(10,013.8)%
Income (loss) before income taxes	3,222	(10,235)	13,457	131.5%
Income tax expense	—	—	—	N/A
Net income (loss)	$3,222	$(10,235)	$13,457	131.5%
Net Revenues
Net revenues increased by $22.9 million, or 201.6%, to $34.2 million due to a combination of increased test volume and higher per-unit revenues. Approximately 95% of the increase is attributable to DecisionDx-Melanoma test revenues with the remainder primarily attributable to DecisionDx-UM. For the nine months ended September 30, 2019, we experienced an increase in DecisionDx-Melanoma and DecisionDx-UM test volume of 24.0%, compared to the nine months ended September 30, 2018. Also contributing to the increase in revenue is the effect of the issuance of the final LCD for DecisionDx-Melanoma, issued by Palmetto and effective December 3, 2018. Coincident with the issuance of the LCD, a Medicare reimbursement rate for the test was established along with an agreement for payment of covered claims submitted for reimbursement beginning in February 2018. Note that as the Medicare LCD was not effective and the reimbursement rate was not known until the fourth quarter of 2018, the associated revenues were not recognized until the fourth quarter of 2018, which is when the criteria for revenue recognition was met. Medicare revenues for DecisionDx-Melanoma associated with test reports delivered in the nine months ended September 30, 2018, but not recognized in revenue until the fourth quarter of 2018, were $5.2 million. Additionally, revenues for the nine months ended September 30, 2019 benefited from the attainment of “new ADLT” status for our DecisionDx-Melanoma test, effective July 1, 2019, which resulted in a higher Medicare reimbursement rate for the test, as described above. For the nine months ended September 30, 2019 and 2018, we recorded net positive revenue adjustments of $2.4 million and $0.6 million, respectively, related to tests delivered in previous periods, associated with changes in estimated variable consideration. The additional positive revenue adjustments in the current year primarily relate to recognition of revenue for certain tests delivered in prior periods for which no revenue was recognizable originally, but was recognized upon cash collection of payments for the tests in the current-year period. Additionally, for the nine months ended September 30, 2019, revenues included $0.2 million for tests delivered associated with contract research activities.
Cost of Sales
Cost of sales for the nine months ended September 30, 2019 increased by $1.4 million, or 34.8%, compared to the nine months ended September 30, 2018, primarily due to increased costs of supplies and services, attributable to the higher activity levels, as well as higher personnel costs due to additional headcount in our laboratory testing operations. Our gross margin percentage was 84.5% for the nine months ended September 30, 2019, compared to 65.4% for the same period in 2018, with the improvement principally a result of the increased operating leverage on the higher revenues. Due to the nature of our business, a significant portion of our cost of sales expenses represent fixed costs associated with our testing operations. Accordingly, our cost of sales expense will not necessarily increase or decrease commensurately with the change in net revenues from period to period.
Research and Development
Research and development expenses increased by $0.5 million, or 13.7%, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily associated with increases in personnel costs.
Selling, General and Administrative
SG&A expense increased by $7.7 million, or 62.4%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Approximately 49% of the increase is attributable to higher personnel costs, particularly within our sales function due to headcount expansion. In early 2019, we expanded our sales organization from 14 territories to 23 territories and we expect to implement an additional expansion beginning in December 2019. The higher personnel costs also reflect expanded headcount in our administrative support functions. The remainder of the increase was primarily associated with higher professional fees (principally attributable to reimbursement and accounting), increased travel costs, increased spending for events and conferences, higher insurance expense and other general increases.
Interest Expense
Interest expense increased by $2.2 million, or 134.3%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The effect of the issuance of the Q1 2019 Notes in January and February 2019 added $1.7 million in interest expense for the nine months ended September 30, 2019 and consisted of the accrual of the contractual 8% interest plus the amortization of issuance costs and debt discount. The remainder of the increase is due to a combination of higher average outstanding balances and higher interest rates on our variable-rate debt under our banking credit facility. Average outstanding bank debt balances were approximately $5.0 million higher during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 and average interest rates increased by approximately 0.8% from the same period in 2018.
Gain on Extinguishment of Debt
We recorded a non-cash extinguishment gain related to the Q1 2019 Notes totaling $5.2 million during the nine months ended September 30, 2019, which was associated with the conversion of the Q1 2019 Notes into shares of common stock in connection with the IPO and was considered an extinguishment for accounting purposes. This gain resulted from certain accounting requirements associated with the extinguishment of debt with a beneficial conversion feature, application of which required us to allocate the extinguishment consideration to stockholders’ equity. See Note 7 to the unaudited interim condensed financial statements for additional information.
Other Expense, Net
Other expense, net for the nine months ended September 30, 2019 consisted of losses associated with changes in fair value of the July 2019 Note, the liability for convertible preferred stock warrants and the embedded derivative associated with the Q1 2019 Notes of $2.1 million, $0.6 million and $0.2 million, respectively. The activity for the nine months ended September 30, 2018 consists entirely of changes in fair value of the liability for the convertible preferred stock warrants. These liabilities were adjusted to their current fair values each period, but effective with the IPO, the July 2019 Note and Q1 2019 Notes automatically converted into shares of common stock and we reclassified our liability for convertible preferred stock warrants to stockholders’ equity. Accordingly, no further changes in fair value for these items will be reflected in periods after the IPO date.

Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses and negative cash flows. For the year ended December 31, 2018, our net loss was $6.4 million, our net cash used in operating activities was $12.3 million and we had an accumulated deficit of $57.5 million as of December 31, 2018. For the nine months ended September 30, 2019, we reported net income of $3.2 million (which includes the benefit of a $5.2 million non-cash debt extinguishment gain), our net cash provided by operating activities was $2.5 million and we had an accumulated deficit of $54.3 million as of September 30, 2019. We also have substantial indebtedness, the terms of which require us to meet a monthly three-month trailing revenue covenant. Although we were in compliance with this covenant as of December 31, 2018 and the most recently tested month, management’s projections, including consideration of certain revenue recognition policies, previously indicated potential non-compliance with the revenue covenant during the 12 months following the date of issuance of our annual financial statements. For these reasons, the report of our independent registered public accounting firm on our financial statements as of December 31, 2017 and 2018 and for each of the years then ended includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Subsequently, in June 2019, we entered into an amendment to our 2018 LSA which, among other changes, modified the revenue covenant. As a result, management now expects to be in compliance with the amended covenant for at least the next 12 months.
Prior to the IPO, we had raised aggregate cash proceeds of $46.6 million from the sale of our convertible preferred stock, in various private placements beginning in 2008, which we have used to fund our operations. In addition, we have obtained financing through term debt, a revolving line of credit and convertible promissory notes, which are discussed further below.
Initial Public Offering
In connection with the closing of the IPO on July 29, 2019, we issued and sold 4,600,000 shares of our common stock, including 600,000 shares associated with the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $16.00 per share. We received approximately $65.9 million in net proceeds, after deducting underwriting discounts and commissions and other offering expenses payable by us.
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
We will also incur costs as a public company that we have not previously incurred or have previously incurred at lower rates, including increased costs and expenses for fees to members of our board of directors, increased personnel costs, increased director and officer insurance premiums, audit and legal fees, investor relations fees and expenses for compliance with public-company reporting requirements under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and rules implemented by the SEC and Nasdaq.
As of September 30, 2019 and December 31, 2018, we had cash and cash equivalents of $94.5 million and $4.5 million, respectively. In the first quarter of 2019, we received net proceeds of $11.7 million from the sale of the Q1 2019 Notes. In July 2019, we received net proceeds of $9.2 million from the issuance of a convertible promissory note to an investor, or the July

2019 Note and $65.9 million in net proceeds from the IPO. We believe that our existing cash and cash equivalents and anticipated cash generated from sales of our products, will be sufficient to fund our operating expenses for the foreseeable future. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including those listed above.
Until such time, if ever, as we can generate revenue sufficient to achieve and sustain profitability, we expect to finance our operations through our cash on hand and, to the extent necessary, a combination of equity and debt financings, which may not be available to us on the timing needed, on terms that we deem to be favorable or at all. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our product discovery and development activities or future commercialization efforts.
Long-Term Debt
Our long-term debt consists of term debt and a revolving line of credit and are presented in the table below (in thousands):

	September 30, 2019	December 31, 2018
	(unaudited)
Term debt	$26,688	$21,350
Revolving line of credit	—	5,000
Total principal amount	26,688	26,350
Unamortized discount and issuance costs	(1,785)	(1,850)
Total long-term debt	24,903	24,500
Less: Current portion of long-term debt	(3,333)	—
Long-term debt, less current portion	$21,570	$24,500
Term Debt
On November 30, 2018, we entered into the 2018 LSA with Oxford Finance LLC, or Oxford, as collateral agent, and Oxford and Silicon Valley Bank, or SVB, as equal syndicated lenders, or the Lenders. The 2018 LSA replaced the 2017 Loan and Security Agreement and provided for a $20.0 million term loan, or the 2018 Term Loan, and a credit line of up to $5.0 million (discussed in the ‘‘Revolving Line of Credit’’ section below), prior to amendment of the 2018 LSA on June 13, 2019, as discussed below. Our obligations under the 2018 LSA are secured by substantially all of our assets, excluding intellectual property and subject to certain other exceptions and limitations. We have the right to prepay the 2018 Term Loan in whole or in part at any time, subject to a prepayment fee of 2.50% if prepaid on or prior to November 30, 2019, 1.50% if prepaid after November 30, 2019 and on or prior to November 30, 2020, and 0.75% thereafter. Upon prepayment, we are also obligated to pay a non-refundable early termination fee of $496,785. Amounts prepaid or repaid under the 2018 Term Loan may not be reborrowed. Initially, the 2018 LSA contained a financial covenant that requires us to achieve a monthly trailing six-month revenue target each month throughout the term of the agreement, but the covenant amended on June 13, 2019 and changed to a monthly trailing three-month revenue target, as discussed further below. As of September 30, 2019 and December 31, 2018, we were in compliance with this covenant.
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
The 2018 Term Loan bears interest at a floating rate equal to the greater of 8.55% and the 30-day U.S. LIBOR rate as reported in The Wall Street Journal on the last business day of the month that precedes the month in which the interest will accrue, plus 6.48%. The applicable interest rate on the 2018 Term Loan was 8.55% as of September 30, 2019 and 8.98% as of December 31, 2018, respectively. Interest on the 2018 Term Loan is payable monthly in arrears. We are permitted to make interest-only payments on the 2018 Term Loan through May 31, 2020. The principal is required to be repaid in 30 equal monthly installments beginning on June 1, 2020. All unpaid principal and accrued and unpaid interest is due on November 1, 2022, or the 2018 Term Loan Maturity Date. We are also obligated to make an additional final payment of 6.75% of the aggregate original principal amount, or $1,687,500 as of September 30, 2019, upon any prepayment or on the 2018 Term Loan Maturity Date. The final payment amount is being amortized as additional interest expense using the effective interest method of the term of the debt.
The 2018 Term Loan was fully funded on November 30, 2018 and the 2018 Revolving Line (defined and discussed below) was fully drawn upon on November 30, 2018. Proceeds from the 2018 LSA were used to repay all outstanding obligations under the 2017 LSA and to provide working capital. As a condition of the loan, we issued Series F preferred stock warrants to the Lenders with an aggregate initial fair value of $158,000. In accordance with ASC 480-10, the warrants were liability-classified as the underlying to the warrant was a puttable security. The initial recognition of the warrant liability created a discount to the debt, which is being amortized over the debt term using the effective interest method. The 2018 LSA was accounted for as a modification of the previous lending arrangement with SVB and Oxford, and therefore no extinguishment gain or loss was recognized.
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
Q1 2019 Convertible Promissory Notes
In January and February 2019, we issued $11,770,375 principal amount of unsecured convertible promissory notes of which $4,755,882 was with related parties (executive officers, members of our board of directors or entities affiliated with them). The Q1 2019 Notes bear simple interest at a rate of 8% per annum. Originally, the Q1 2019 Notes had a maturity date of January 31, 2020, but on July 3, 2019 we entered into an amendment with the holders of the Q1 2019 Notes to extend the maturity date to June 30, 2020. Such amendment was treated as a modification of the existing debt and therefore no extinguishment gain or loss was recognized in connection with the amendment.
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
As discussed further in Note 7 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, the Q1 2019 Notes contained a beneficial conversion feature and an embedded derivative, both of which created a significant debt discount that was being amortized over the life of the debt (that is, through June 30, 2020) using the effective interest method, which resulted in increases in non-cash interest expense in each succeeding reporting period until the Q1 2019 Notes were converted into shares of common stock on July 29, 2019.
Extinguishment Gain
The closing of the IPO on July 29, 2019 was considered to be the Next Equity Financing under the terms of the Q1 2019 Notes. Accordingly, on July 29, 2019, the Conversion Amount of the Q1 2019 Notes as of such date converted into 954,074 shares of common stock based on a price of $12.80 per share, or 80% of the IPO price of $16.00 per share. Based on applicable accounting guidance, the conversion of the Q1 2019 notes was considered an extinguishment for accounting purposes, which resulted in a gain of $5.2 million. The gain resulted from certain accounting requirements associated with the extinguishment of debt with a beneficial conversion feature, application of which required us to allocate the extinguishment consideration to stockholders’ equity. See Note 7 to the unaudited interim condensed financial statements for additional information.
July 2019 Convertible Promissory Note
On July 12, 2019, we issued an unsecured convertible promissory note having a principal amount of $10,000,000 and our net proceeds, after deducting issuance costs, was $9.2 million. In connection with the issuance of the July 2019 Note, we also issued to the purchaser a warrant to purchase 209,243 shares of common stock at an exercise price of approximately $0.001 per share, which expires on July 12, 2026. The July 2019 Note bore simple interest at a rate of 8% per annum and had an original maturity date of June 30, 2020. As a result of the IPO, the outstanding principal amount plus accrued interest on the July 2019 Note converted into 707,032 shares of common stock on July 29, 2019, based on a price derived from a valuation calculated pursuant to the terms of the July 2019 Note. As discussed further in Note 7 to the unaudited interim condensed financial statements, we accounted for the July 2019 Note at fair value and recognized a loss of $2.1 million during the three and nine months ended September 30, 2019, which represents the excess of the fair value of the shares issued upon conversion of the July 2019 Note over the net proceeds received.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2019	2018
	(unaudited)
Net cash provided by (used in) operating activities	$2,522	$(9,084)
Net cash used in investing activities	(590)	(272)
Net cash provided by financing activities	88,064	11,420
Net increase in cash and cash equivalents	$89,996	$2,064
Operating Activities
Net cash provided by operating activities was $2.5 million for the nine months ended September 30, 2019 and was primarily attributable to net income of $3.2 million, a decrease in accounts receivable of $0.8 million and net non-cash charges of $0.6 million (consisting of $2.9 million of fair value adjustments, $1.7 million in amortization of debt discount and issuance costs, stock compensation expense of $0.5 million and $0.7 million of other items, partially offset by $5.2 million of a debt extinguishment gain), an increase in prepaid expenses and other current assets of $1.5 million and a decrease in accrued compensation of $0.9 million.

Net cash used in operating activities was $9.1 million for the nine months ended September 30, 2018 and was primarily attributable to the net loss of $10.2 million and increases in accounts receivable of $0.7 million, partially offset by increases in accrued compensation of $1.0 million and non-cash charges of $0.9 million.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2019 and 2018 consisted entirely of purchases of property and equipment.
Financing Activities
Net cash provided by financing activities was $88.1 million for the nine months ended September 30, 2019 and consisted primarily of $65.9 million of proceeds from our IPO (net of underwriting discounts, commissions and issuance costs), $11.7 million of net proceeds from the issuance of the Q1 2019 Notes, $9.2 million of net proceeds from the issuance of the July 2019 Note and $1.8 million of net proceeds associated with an increase in the 2018 Term Loan in connection with an amendment to the 2018 LSA and $1.2 million of proceeds from the exercise of stock options, partially offset by principal repayments of $1.8 million on our line of credit.
Net cash provided by financing activities was $11.4 million for the nine months ended September 30, 2018 and consisted primarily of $10.4 million attributable to proceeds received from the issuance of preferred stock and $1.0 million in proceeds from additional borrowings on the line of credit.

Off-Balance Sheet Arrangements
We do not currently have, nor did we have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC, during the periods presented.

Critical Accounting Policies and Significant Judgments and Estimates
During the nine months ended September 30, 2019, there were no significant changes to the information discussed under “Critical Accounting Policies and Significant Judgments and Estimates” included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Prospectus, except for the determination of the fair value of our common stock, which is used in estimating the fair value of stock options at the grant date. Prior to the IPO, our common stock was not publicly traded, therefore we estimated the fair value of our common stock as discussed in the Prospectus. Following the IPO, the fair value of our common stock is the closing selling price per share of our common stock as reported on the Nasdaq Global Market on the date of grant or other relevant determination date.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk.
As a smaller reporting company, we are not required to provide the information required by this Item.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weaknesses that existed in our internal control over financial reporting as described below. These material weaknesses related to a lack of (i) appropriately designed and implemented controls over the review and approval of manual journal entries and the related supporting journal entry calculations, (ii) personnel with appropriate knowledge, experience and training commensurate with accounting and reporting requirements and (iii) appropriately designed and implemented controls to evaluate variable consideration and the related constraint in accordance with ASC 606, and resulted in certain material corrections to the financial statements.
Material Weaknesses in Internal Control over Financial Reporting
In connection with the audit of our financial statements as of and for each of the years ended December 31, 2017 and 2018, we identified material weaknesses in our internal control over financial reporting.
We continue to implement measures designed to improve our internal control over financial reporting to remediate these material weaknesses. During the three months ended September 30, 2019, we:

•	Hired a full-time financial analyst to support our revenue accounting and related activities under ASC 606 and

•	Selected a third party to assist us with formalizing our internal control documentation and implementation of enhancements to our internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting.
Other than the continuation of the implementation of measures described above under Material Weaknesses in Internal Control over Financial Reporting, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred significant losses since inception, and we may never achieve or sustain profitability.*
Since our inception, we have had a history of net losses. As of September 30, 2019, we had a cash balance of approximately $94.5 million and an accumulated deficit of approximately $54.3 million. We cannot predict if we will achieve sustained profitability in the near future or at all. We expect that our losses will continue for the foreseeable future as we plan to invest significant additional funds toward the expansion of our commercial organization, the conduct of clinical utility and validity studies to support adoption of our products and the development or acquisition of additional products. Our auditors have issued a going concern opinion on our financial statements as of and for the years ended December 31, 2017 and 2018, expressing substantial doubt about our ability to continue as a going concern. As a public company, we will also incur significant legal, accounting and other expenses that we did not incur as a private company. These increased expenses will make it harder for us to achieve and sustain future profitability. We may also incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Quarterly Report on Form 10‑Q, adoption of our products, coverage of and reimbursement rates for our products from third-party payors, and future research and development activities. Our failure to achieve and sustain profitability in the future could cause the market price of our common stock to decline.
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
In an attempt to remediate these weaknesses, we have hired a full-time director of SEC reporting and technical accounting and another full-time accounting resource, both certified public accountants with active licenses, to augment our accounting staff and to provide more resources for complex accounting matters and financial reporting. We also have commenced development of a new information technology tool designed to improve the efficiency of our processes with respect to revenue recognition under ASC 606 and have hired a full-time financial analyst to support our revenue accounting and related activities under ASC 606. Further, we have selected a third party to assist us with formalizing our internal control documentation and implementation of enhancements to our internal control over financial reporting. However, we cannot assure you that these efforts will remediate our material weaknesses in a timely manner, or at all.

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

Billing for our products is complex and requires substantial time and resources to collect payment.*
Billing for clinical laboratory testing services is complex, time-consuming and expensive. Depending on the billing arrangement and applicable law, we bill various payors, including Medicare, Medicaid, private insurance companies, private healthcare institutions, and patients, all of which have different billing requirements. We generally bill third-party payors for products and pursue reimbursement on a case-by-case basis where pricing contracts are not in place. To the extent laws or contracts require us to bill patient co-payments or co-insurance, we must also comply with these requirements. We may also face increased risk in our collection efforts, including potential write-offs of accounts receivable and long collection cycles, which could adversely affect our business, results of operations and financial condition.
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
The diagnostic testing industry is subject to rapid change, which could make our current or future products obsolete.*
Our industry is characterized by rapid changes, including technological and scientific breakthroughs, frequent new product introductions and enhancements and evolving industry standards, all of which could make our current products and the other products we are developing obsolete. Our future success will depend on our ability to keep pace with the evolving needs of physicians and patients on a timely and cost-effective basis and to pursue new market opportunities that develop as a result of scientific and technological advances. In recent years, there have been numerous advances in technologies relating to the diagnosis and treatment of cancer. There have also been advances in methods used to analyze very large amounts of molecular information. We must continuously enhance our existing products and develop new products to keep pace with evolving standards of care. If we do not update our products to reflect new scientific knowledge about cancer biology, information about new cancer therapies or relevant clinical studies, our products could become obsolete and sales of our current products and any new products we develop could decline or fail to grow as expected.
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

•
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
Substantial amounts of our outstanding shares may be sold into the market when lock-up or market standoff periods end. If there are substantial sales of shares of our common stock, the price of our common stock could decline.*
The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of November 7, 2019, we had 17,074,049 shares of common stock outstanding. Of these shares, only the 4,600,000 shares sold in the IPO are currently freely tradable, without restriction, in the public market. All of our other outstanding shares of common stock are currently restricted from resale as a result of market standoff and lock-up agreements and will become available to be sold on January 21, 2020, which is 181 days after the date of the underwriting agreement we entered into in connection with the IPO. Shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act.
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

The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.*
Based upon shares outstanding as of November 7, 2019, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 38% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
Stock Options
During the three months ended September 30, 2019, we granted stock options to purchase an aggregate of 185,370 shares of our common stock, at an exercise price of $16.00 per share, to our non-employee directors in connection with their service on the board of directors. During the three months ended September 30, 2019, we issued 385,211 shares of common stock pursuant to stock option exercises for aggregate consideration of approximately $700,000. The offers, sales and issuances of the foregoing stock options were deemed to be exempt from registration under the Securities Act in reliance on either Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or Section 4(a)(2) in that the issuance of securities to the accredited investors did not involve a public offering. The recipients of such securities were our employees, directors or bona fide consultants and received the securities under our 2008 Stock Plan, our 2018 Equity Incentive Plan and our 2019 Equity Incentive Plan. The foregoing activity excludes stock option transactions after July 29, 2019, which were offered, sold or issued pursuant to our Registration Statement on Form S-8 (File No. 333-232884) filed with the SEC on July 29, 2019.
Private Placement Transactions
In January and February 2019, we issued $11,770,375 principal amount of unsecured convertible promissory notes, referred to as the Q1 2019 Notes. The Q1 2019 Notes bore simple interest at a rate of 8% per annum. On July 12, 2019, we issued an unsecured convertible promissory note having a principal amount of $10,000,000, or the July 2019 Note. The July 2019 Note bore simple interest at a rate of 8% per annum. In connection with the July 2019 Note issuance, we issued the purchaser of the July 2019 Note a warrant to purchase up to 209,243 shares of common stock at an exercise price of approximately $0.001 per share.
Upon the closing of the IPO on July 29, 2019, all outstanding principal and accrued interest under (i) the Q1 2019 Notes as of such date converted into 954,074 shares of our common stock based on a price of $12.80 per share, or 80% of the IPO price of $16.00 per share, and (ii) the July 2019 Note as of such date converted into 707,032 shares of our common stock based on a price derived from a valuation calculated pursuant to the terms of the July 2019 Note.
The offers, sales and issuances of the convertible promissory notes, the warrant and the shares of common stock issuable upon conversion of the convertible promissory notes were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) (or Regulation D promulgated thereunder) in that the issuance of securities to the accredited investors did not involve a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited investor under Rule 501 of Regulation D. SVB Leerink LLC acted as placement agent for the July 2019 Note.
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
We received gross proceeds from the IPO of $73.6 million, or net proceeds of $65.9 million after deducting $5.2 million in underwriting discounts and commissions and $2.5 million of offering expenses. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.
There has been no material change in our planned use of the net proceeds from the IPO as described in the Prospectus.
Since the effective date of our registration statement through September 30, 2019, we have not used any of the net proceeds from the IPO. Pending such uses, we have invested, and plan to continue to invest, the balance of the net proceeds from the IPO in cash and cash equivalent securities or highly liquid investment securities.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a) On November 8, 2019, Federico A. Monzon, M.D., our Chief Medical Officer, notified us of his intention to resign effective on or about April 1, 2020. Until such time, Dr. Monzon is expected to continue to serve in his current role and maintain his current responsibilities. We expect to commence a search for Dr. Monzon’s replacement and depending on the timing of the appointment of a successor, we may subsequently agree to accelerate or delay his resignation. Dr. Monzon’s intention to resign is not the result of any disagreement with us.

Item 6. Exhibits.

Exhibit Number	Description of document
3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2019.
3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2019.
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2
Form of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-232369), as amended, originally filed with the SEC on June 26, 2019.

4.3
Sixth Amended and Restated Investors’ Rights Agreement, dated July 12, 2019, by and among the Registrant and certain of its stockholders, incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-232369), as amended, originally filed with the SEC on June 26, 2019.

4.4
Form of warrant to purchase Series E-1 redeemable convertible preferred stock issued to investors, incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-232369), as amended, originally filed with the SEC on June 26, 2019.

4.5
Form of warrant to purchase Series E-2 redeemable convertible preferred stock issued to Silicon Valley Bank on December 31, 2014, incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-232369), as amended, originally filed with the SEC on June 26, 2019.

4.6
Form of warrant to purchase Series F redeemable convertible preferred stock issued to Silicon Valley Bank on February 22, 2016, incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-232369), as amended, originally filed with the SEC on June 26, 2019.

4.7
Form of warrant to purchase Series F redeemable convertible preferred stock issued to Oxford Finance LLC and Silicon Valley Bank on March 31, 2017, incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-232369), as amended, originally filed with the SEC on June 26, 2019.

4.8
Form of warrant to purchase Series F redeemable convertible preferred stock issued to Oxford Finance LLC and Silicon Valley Bank on November 30, 2018, incorporated by reference to Exhibit 4.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-232369), as amended, originally filed with the SEC on June 26, 2019.

4.9
Form of warrant to purchase Series F redeemable convertible preferred stock issued to investors, incorporated by reference to Exhibit 4.8 of the Registrant’s Registration Statement on Form S-1 (File No. 333-232369), as amended, originally filed with the SEC on June 26, 2019.

4.10
Warrant to purchase common stock issued to SH Castle Biosciences, LLC on July 12, 2019, incorporated by reference to Exhibit 4.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-232369), as amended, originally filed with the SEC on June 26, 2019.

10.1+
Castle Biosciences, Inc. 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-232369), as amended, originally filed with the SEC on June 26, 2019.

10.2+
Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-232369), as amended, originally filed with the SEC on June 26, 2019.

10.3+
Castle Biosciences, Inc. 2019 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (File No. 333-232369), as amended, originally filed with the SEC on June 26, 2019.

10.4+
Non-Employee Director Compensation Policy, incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form S-1 (File No. 333-232369), as amended, originally filed with the SEC on June 26, 2019.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.

Exhibit Number	Description of document
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
______________

+	Indicates management contract or compensatory plan.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLE BIOSCIENCES, INC.

Date:	November 12, 2019	By:	/s/ Derek J. Maetzold
Derek J. Maetzold President and Chief Executive Officer (Principal Executive Officer)

Date:	November 12, 2019	By:	/s/ Frank Stokes
Frank Stokes Chief Financial Officer (Principal Financial and Accounting Officer)