Form 10-Q
period 2020-03-31
CASTLE BIOSCIENCES INC
filed 2020-05-11
CIK 1447362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2020, there were 17,220,032 shares of common stock, $0.001 par value per share, issued and outstanding.

1

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CASTLE BIOSCIENCES, INC. CONDENSED BALANCE SHEETS (in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$98,653	$98,845
Accounts receivable, net	14,600	14,648
Inventory	1,219	1,237
Prepaid expenses and other current assets	2,080	1,951
Total current assets	116,552	116,681

Long-term accounts receivable, net	756	870
Property and equipment, net	2,733	2,060
Other assets – long-term	216	135
Total assets	$120,257	$119,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,934	$1,865
Accrued compensation	3,134	5,779
Other accrued liabilities	1,855	1,812
Current portion of long-term debt	8,333	5,833
Total current liabilities	15,256	15,289
Long-term debt	17,013	19,289
Deferred rent liability	54	55
Total liabilities	32,323	34,633
Commitments and Contingencies (Note 9)
Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of March 31, 2020 and December 31, 2019; no shares issued and outstanding as of March 31, 2020 and December 31, 2019.	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized as of March 31, 2020 and December 31, 2019, 17,203,496 and 17,130,907 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively.	17	17
Additional paid-in capital	139,559	137,308
Accumulated deficit	(51,642)	(52,212)
Total stockholders’ equity	87,934	85,113
Total liabilities and stockholders’ equity	$120,257	$119,746

The accompanying notes are an integral part of these unaudited condensed financial statements.

CASTLE BIOSCIENCES, INC. CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED) (in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
NET REVENUES	$17,418	$8,717
COST OF SALES	2,391	1,598
Gross margin	15,027	7,119
OPERATING EXPENSES
Research and development	2,913	1,394
Selling, general and administrative	11,078	6,047
Total operating expenses	13,991	7,441
Operating income (loss)	1,036	(322)
Interest income	298	21
Interest expense	(764)	(1,024)
Other expense, net	—	(33)
Income (loss) before income taxes	570	(1,358)
Income tax expense	—	—
Net income (loss) and comprehensive income (loss)	570	(1,358)
Convertible preferred stock cumulative dividends	—	928
Accretion of redeemable convertible preferred stock to redemption value	—	56
Net income (loss) and comprehensive income (loss) attributable to common stockholders	$570	$(2,342)

Earnings (loss) per share attributable to common stockholders:
Basic	$0.03	$(1.22)
Diluted	$0.03	$(1.22)

Weighted-average shares outstanding:
Basic	17,372	1,917
Diluted	18,734	1,917

The accompanying notes are an integral part of these unaudited condensed financial statements.

CASTLE BIOSCIENCES, INC. CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED) (in thousands, except share data)

	Convertible Preferred Stock Series C		Redeemable Convertible Preferred Stock Series A, B, D, E-1, E-2, E-2A, E-3 and F		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2019	503,056	$1,501	9,456,775	$44,995	—	$—	1,916,224	$2	$921	$(57,489)	$(56,566)
Stock compensation expense	—	—	—	—	—	—	—	—	168	—	168
Exercise of common stock options	—	—	—	—	—	—	477	—	1	—	1
Accretion of redeemable convertible preferred stock to redemption value:
Series E-1	—	—	—	1	—	—	—	—	(1)	—	(1)
Series E-3	—	—	—	3	—	—	—	—	(3)	—	(3)
Series F	—	—	—	52	—	—	—	—	(52)	—	(52)
Recognition of beneficial conversion feature on convertible promissory notes	—	—	—	—	—	—	—	—	8,378	—	8,378
Net loss	—	—	—	—	—	—	—	—	—	(1,358)	(1,358)
BALANCE, MARCH 31, 2019	503,056	$1,501	9,456,775	$45,051	—	$—	1,916,701	$2	$9,412	$(58,847)	$(49,433)

BALANCE, JANUARY 1, 2020	—	$—	—	$—	—	$—	17,130,907	$17	$137,308	$(52,212)	$85,113
Stock compensation expense	—	—	—	—	—	—	—	—	1,577	—	1,577
Exercise of common stock options	—	—	—	—	—	—	32,602	—	71	—	71
Issuance of common stock under the employee stock purchase plan	—	—	—	—	—	—	39,987	—	603	—	603
Net income	—	—	—	—	—	—	—	—	—	570	570
BALANCE, MARCH 31, 2020	—	$—	—	$—	—	$—	17,203,496	$17	$139,559	$(51,642)	$87,934

The accompanying notes are an integral part of these unaudited condensed financial statements.

CASTLE BIOSCIENCES, INC. CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$570	$(1,358)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	91	77
Stock compensation expense	1,577	168
Amortization of intangibles	—	3
Amortization of debt discounts and issuance costs	224	334
Change in fair value of preferred stock warrant liability	—	(13)
Change in fair value of embedded derivative	—	46
Change in operating assets and liabilities:
Accounts receivable	161	3,841
Prepaid expenses and other current assets	(129)	(66)
Inventory	19	73
Other assets	(77)	(14)
Accounts payable	56	(329)
Accrued compensation	(2,645)	(1,809)
Other accrued liabilities	(96)	321
Deferred rent liability	(2)	14
Net cash (used in) provided by operating activities	(251)	1,288

INVESTING ACTIVITES
Purchases of property and equipment	(500)	(244)
Net cash used in investing activities	(500)	(244)

FINANCING ACTIVITIES
Proceeds from issuance of convertible promissory notes (including $4,756 from related parties for the three months ended March 31, 2019), net of issuance costs	—	11,695
Repayments on line of credit	—	(989)
Proceeds from exercise of common stock options	71	1
Proceeds from contributions to the employee stock purchase plan	488	—
Net cash provided by financing activities	559	10,707

NET CHANGE IN CASH AND CASH EQUIVALENTS	(192)	11,751
Beginning of period	98,845	4,479
End of period	$98,653	$16,230

DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures	$270	$83
Initial public offering costs incurred but not paid	$—	$463
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
Impact of COVID-19 Pandemic
In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019, or COVID-19, surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. To date, the Company has maintained uninterrupted business operations with normal turnaround times for its delivery of test reports. The Company has implemented adjustments to its operations designed to keep employees safe and comply with federal, state and local guidelines, including those regarding social distancing.
The Company has recently experienced a decline in orders, which it believes is linked to delays and/or cancellations in patient visits, resulting in reduced diagnostic biopsies and thus reduced diagnoses of cutaneous melanoma in response to COVID-19. For example, from April 1, 2020 to May 6, 2020, orders for the Company’s lead product, DecisionDx-Melanoma, declined significantly compared to the same period in 2019. As it relates to the impact of COVID-19 on the Company’s uveal melanoma test, DecisionDx-UM, order volume has exhibited some softening since early April 2020.

In response to COVID-19, the United States government has passed legislation and taken other actions to provide financial relief to companies and other organizations affected by the pandemic. Refer to Note 12 for information on certain payments received by the Company in April 2020 as a result of these actions. The Company intends to fund planned operations for the next 12 months using a portion of its cash and cash equivalents on hand, which totaled $98.7 million at March 31, 2020, and collections from test report sales. The extent to which COVID-19 may impact the Company’s business, results of operations, financial condition and cash flows will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’). The Company has no subsidiaries and all operations are conducted by the Company.
Unaudited Interim Financial Information
The accompanying balance sheet as of March 31, 2020; the statements of operations and comprehensive income (loss), the statements of convertible preferred stock and stockholders’ equity (deficit) for the three months ended March 31, 2020 and 2019; and the statements of cash flows for the three months ended March 31, 2020 and 2019 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2020 and the results of its operations and its cash flows for the three months ended March 31, 2020 and 2019. The financial data and other information disclosed in these notes related to the three months ended March 31, 2020 and 2019 are also unaudited. The results for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period. The balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim financial statements. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 10, 2020.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates include revenue recognition, the valuation of stock-based compensation, assessing future tax exposure and the realization of deferred tax assets, the useful lives and recoverability of property and equipment, and contingent liabilities. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and assumptions. The Company has considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and while there was not a material impact to the Company’s condensed financial statements as of and for the three months ended March 31, 2020; the extent to which the COVID-19 pandemic may impact the Company’s estimates is uncertain and subject to change.
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
Cash and Cash Equivalents including Concentrations of Credit Risk
Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. The Company’s cash equivalents consist of money market funds, which are not insured by the Federal Deposit Insurance Corporation (“FDIC”), that are primarily invested in short-term U.S. government obligations. Cash deposits at financial institutions may exceed the amount of insurance provided by the FDIC. Management believes that the Company is not exposed to significant credit risk on its cash deposits due to the financial position of the institutions in which deposits are held. The Company has not experienced any losses on its cash or cash equivalents.
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
In the absence of LCD coverage or contractually established reimbursements rates, the Company has concluded that its contracts include variable consideration because the amounts paid by Medicare or commercial health insurance carriers may be paid at less than the Company’s standard rates or not paid at all, with such differences considered implicit price concessions. Variable consideration attributable to these price concessions is measured at the expected value using the ‘‘most likely amount’’ method under ASC 606. The amounts are determined by historical average collection rates by test type and payor category taking into consideration the range of possible outcomes, the predictive value of the Company’s past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of the Company’s influence, such as the judgment and actions of third parties. Such variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. Variable consideration may be constrained and excluded from the transaction price in situations where there is no contractually agreed upon reimbursement coverage or in the absence of a predictable pattern and history of collectability with a payor. Variable consideration for Medicare claims that are not covered by an LCD, including those claims subject to approval by an ALJ at an appeal hearing, is deemed to be fully constrained due to factors outside the Company’s influence (i.e., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. Included in revenues for the three months ended March 31, 2020 and 2019 were $3,160,000 and $648,000, respectively, of revenue increases associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods. These amounts include (i) adjustments for actual collections versus estimated amounts and (ii) cash collections and the related recognition of revenue in current period for tests delivered in prior periods due to the release of the constraint on variable consideration.
Because the Company’s contracts with customers have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606 to not disclose information about its remaining performance obligations. Any incremental costs to obtain contracts are recorded as selling, general and administrative expense as incurred due to the short duration of the Company’s contracts. Contract balances consisted solely of accounts receivable (both current and noncurrent) as of March 31, 2020 and December 31, 2019.
DecisionDx-Melanoma Claims Consolidation
In June 2017, the Company submitted to the Office of Medicare Hearings and Appeals (‘‘OMHA’’) a formal request to participate in a program that OMHA developed with the intent of providing appellants a means to have large volumes of claim disputes adjudicated at an accelerated rate. The program consolidates outstanding claims at the ALJ level and uses a statistical-sampling approach where five ALJs will determine reimbursement results for a sample of claims which are then extrapolated to the universe of claims. The consolidation includes 2,698 DecisionDx-Melanoma claims dating from 2013 through spring 2017. Hearings were held in April 2019 with a supplemental hearing in May 2019. On March 12, 2020, OMHA issued a decision denying payment on all claims in the consolidation. The Company plans to appeal the decision. In accordance with ASC 606 and consistent with prior periods, the Company has not recognized (fully constrained the variable consideration) any revenues attributable to these claims in its financial statements pending the outcome of this matter.
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

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The Company’s significant third-party payors and their related revenues as a percentage of total revenues and accounts receivable balances are as follows:

	Percentage of Revenues
	Three Months Ended March 31,		Percentage of Accounts Receivable (current)		Percentage of Accounts Receivable (non-current)
	2020	2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Medicare	57%	19%	8%	7%	—%	—%
Medicare Advantage plans	30%	25%	42%	41%	16%	18%
United Healthcare	*	9%	4%	9%	—%	—%
BlueCross BlueShield plans	6%	9%	26%	25%	47%	46%

*	Less than 1%
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
The Company accrues an allowance for doubtful accounts against its accounts receivable when it is probable that an account is not collectible, based on write off history, credit risk of specific accounts, aging analysis and other information available on specific accounts. The Company generally does not perform evaluations of customers’ financial condition and generally does not require collateral. Accounts receivable are written off when all efforts to collect the balance have been exhausted. Historically, the Company’s bad debt expense has not been significant. The allowance for doubtful accounts was zero as of March 31, 2020 and December 31, 2019. Adjustments for implicit price concessions attributable to variable consideration, as discussed above, are incorporated into the measurement of the accounts receivable balances and are not part of the allowance for doubtful accounts.
Fair Value of Financial Instruments
The carrying amount of the Company’s long-term debt approximates fair value due to its variable market interest rate and management’s opinion that current rates and terms that would be available to the Company with the same maturity and security structure would be essentially equivalent to that of the Company’s long-term debt. This estimated fair value is a ‘‘Level 3’’ fair value measurement, as defined in Note 8.
Accrued Compensation
The Company accrues for liabilities under discretionary employee and executive bonus plans. These estimated compensation liabilities are based on progress against corporate objectives approved by the Company’s board of directors, compensation levels of eligible individuals, and target bonus percentage levels. The board of directors reviews and evaluates the performance against these objectives and ultimately determines what discretionary payments are made. The Company also accrues for liabilities under employee sales incentive bonus plans with accruals based on performance achieved to date compared to established targets. As of March 31, 2020 and December 31, 2019, the Company accrued $1,794,000 and $4,785,000, respectively, for liabilities associated with these bonus plans. These amounts are classified as current or noncurrent accrued liabilities in the balance sheets based on the expected timing of payment.
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

3. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders for the period by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding includes shares associated with an outstanding warrant, issued in July 2019, to purchase 209,243 shares of common stock, which are deemed to have been issued for purposes of calculating basic and diluted earnings (loss) per share, due to the nominal exercise price. On July 29, 2019, the Company completed the initial public offering of its common stock (the “IPO”), in which it issued and sold 4,600,000 shares of common stock. Also on that date, all of the Company’s outstanding convertible preferred stock and convertible promissory notes automatically converted into 8,181,992 and 1,661,106 shares, respectively, of common stock and certain outstanding warrants to purchase Series F convertible redeemable preferred stock were net exercised for an aggregate of 27,207 shares of common stock. These shares are included in the Company’s weighted-average number of common shares outstanding starting on that date.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Diluted earnings (loss) per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options or purchases under the 2019 Employee Stock Purchase Plan (“ESPP”), as well as from the possible conversion of the Company’s convertible preferred stock, convertible promissory notes and exercise of outstanding warrants. The treasury stock and if-converted methods are used to calculate the potential dilutive effect of these common stock equivalents. However, potentially dilutive shares are excluded from the computation of diluted loss per share when their effect is antidilutive.
The following table shows the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2020 and 2019 (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019

Numerator:
Net income (loss) attributable to common stockholders	$570	$(2,342)

Denominator:
Weighted-average common shares outstanding, basic	17,372	1,917
Assumed exercise of common stock warrants	27	—
Assumed exercise of stock options	1,310	—
Assumed issuance of shares under the ESPP	25	—
Weighted-average common shares outstanding, diluted	18,734	1,917

Earnings (loss) per share attributable to common stockholders:
Basic	$0.03	$(1.22)
Diluted	$0.03	$(1.22)
Due to the Company reporting a net loss attributable to common stockholders for the three months ended March 31, 2019, all potentially dilutive securities are antidilutive and are excluded from the computations of diluted loss per share for such period.
The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in the Company’s calculation of diluted earnings (loss) per share for the three months ended March 31, 2020 and 2019 because to do so would be antidilutive (in thousands):

	Three Months Ended March 31,
	2020	2019
Convertible preferred stock	—	8,171
Convertible promissory notes(1)	—	535
Stock options	955	1,754
Preferred stock warrants	—	141
Employee stock purchase plan	14	—
Total	969	10,601

(1)
Based on conversion of the aggregate principal amount, plus accrued interest thereon, of the convertible promissory notes into shares of common stock based on the IPO price of $16.00 per share and assuming the occurrence of such conversion as of the beginning of 2019 or the date of issuance, if later.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

4. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Lab equipment	$1,571	$1,563
Computer equipment	946	887
Leasehold improvements	635	635
Furniture and fixtures	209	176
Construction in progress	665	2
Total	4,026	3,263
Less accumulated depreciation	(1,293)	(1,203)
Property and equipment, net	$2,733	$2,060
Depreciation expense was recorded in the statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of sales	$66	$64
Research and development	2	2
Selling, general and administrative	23	11
Total	$91	$77

5. Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued service fees	$1,123	$1,162
Accrued interest	184	184
Employee stock purchase plan contributions	103	218
Accrued royalties	92	169
Accrued state income taxes	79	79
Other	274	—
Total	$1,855	$1,812

6. Convertible Promissory Notes
In January and February 2019, the Company issued $11,770,000 principal amount of unsecured convertible promissory notes (the “Q1 2019 Notes”), of which $4,756,000 was with related parties (executive officers, members of the Company’s board of directors or entities affiliated with them). The Q1 2019 Notes bore simple interest at a rate of 8% per annum. Originally, the Q1 2019 Notes had a maturity date of January 31, 2020, but on July 3, 2019, the Company entered into an amendment with the holders of the Q1 2019 Notes to extend the maturity to June 30, 2020. The entire amount of the outstanding principal amount plus accrued interest on the Q1 2019 Notes converted into 954,074 shares of common stock in connection with the IPO on July 29, 2019.
The Company determined that certain features of the Q1 2019 Notes were subject to bifurcation and separate accounting under ASC 815-15, Embedded Derivatives. The embedded derivative was recorded at fair value each reporting period, with changes in fair value recorded as “other expense, net” in the statements of operations and comprehensive income (loss). No hedge accounting treatment was applied. The Company also determined the Q1 2019 Notes contained a beneficial conversion feature under ASC 470-20, Debt with Conversion and Other Options, related to the optional conversion of the Q1 2019 Notes into

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Series F redeemable convertible preferred stock at maturity. The debt discounts created from the initial recognition of the embedded derivative and the beneficial conversion feature were being amortized to interest expense over the life of the debt using the effective interest method. Amortization of discounts and issuance costs on the Q1 2019 Notes totaled $204,000 for the three months ended March 31, 2019 and were included in interest expense.
The amounts recognized in net loss for three months ended March 31, 2019 for the embedded derivative liability are as follows (in thousands):

		Gain (Loss) Recognized in Net Loss
	Statement of Operations and Comprehensive Income (Loss) Location	Three Months Ended March 31, 2019
Derivatives Not Classified as Hedging Instruments
Embedded derivative in convertible promissory notes	Other expense, net	$(46)

7. Long-Term Debt
The Company’s long-term debt balances are presented in the table below (in thousands):

	March 31, 2020	December 31, 2019
Term debt	$26,688	$26,688
Unamortized discount and issuance costs	(1,342)	(1,566)
Total long-term debt	25,346	25,122
Less: Current portion of long-term debt	(8,333)	(5,833)
Total long-term debt, less current portion	$17,013	$19,289
The Company has a Loan and Security Agreement (the ‘‘2018 LSA’’) with Oxford Finance LLC (‘‘Oxford’’), as collateral agent, and Oxford and Silicon Valley Bank (‘‘SVB’’) as equal syndicated lenders (collectively, the ‘‘Lenders’’). The 2018 LSA currently consists of a $25.0 million secured term loan credit facility (the ‘‘2018 Term Loan’’). The Company’s obligations under the 2018 LSA are secured by substantially all of its assets, excluding intellectual property and subject to certain other exceptions and limitations. The Company has the right to prepay the 2018 Term Loan in whole or in part at any time, subject to a prepayment fee of 1.50% prior to November 30, 2020 and 0.75% thereafter. Upon prepayment, the Company is also obligated to pay a non-refundable early termination fee of $497,000. Amounts prepaid or repaid under the 2018 Term Loan may not be reborrowed. Previously, the 2018 LSA contained a financial covenant that required the Company to achieve a monthly trailing three-month revenue target each month throughout the term of the agreement, but the covenant was amended in February 2020 and is now tested quarterly instead of monthly, as discussed further below. As of March 31, 2020 and December 31, 2019, the Company was in compliance with this covenant.
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
On May 10, 2020, the Company entered into an amendment of the 2018 LSA (the “Fourth Amendment”) to modify the covenant structure such that the Company is required to comply with either (i) the trailing three-month revenue target or (ii) a liquidity ratio, in both cases measured quarterly. The liquidity ratio covenant requires that the ratio of (i) unrestricted cash and cash equivalents (as defined in the 2018 LSA) held at SVB or its affiliates to (ii) the outstanding obligations under the 2018 LSA be at least 2.00 to 1.00. The Company requested the Fourth Amendment from the Lenders due to the Company’s anticipated noncompliance with the trailing three-month revenue covenant as of June 30, 2020 as a result of the impacts to its

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

business attributable to COVID-19. The liquidity ratio, had it been measured and effective as of March 31, 2020, would have been 3.66 to 1.00.
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
The Company’s ability to further amend the terms of the 2018 LSA is subject to the approval of Oxford and SVB. Accordingly, should the Company seek to amend the 2018 LSA, there can be no assurance that an amendment would be available on terms acceptable to the Company or at all.
The 2018 Term Loan bears interest at a floating rate equal to the greater of (1) 8.55% and (2) the 30-day U.S. LIBOR rate as reported in the Wall Street Journal on the last business day of the month that precedes the month in which the interest will accrue, plus 6.48%. The applicable interest rate on the 2018 Term Loan was 8.55% as of March 31, 2020 and December 31, 2019. Interest on the 2018 Term Loan is payable monthly in arrears. The Company is permitted to make interest-only payments on the 2018 Term Loan through May 31, 2020. The principal is required to be repaid in 30 equal monthly installments of $833,333 each beginning on June 1, 2020. All unpaid principal and accrued and unpaid interest are due on November 1, 2022 (the “2018 Term Loan Maturity Date”). The Company is also obligated to make an additional final payment of 6.75% of the aggregate original principal amount, or $1,687,500, upon any prepayment or on the 2018 Term Loan Maturity Date. The final payment amount is being amortized as additional interest expense using the effective interest method over the term of the debt.

8. Fair Value Measurements
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

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The table below provides information, by level within the fair value hierarchy, of the Company’s financial assets and financial liabilities that are accounted for at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 (in thousands):

	As of March 31, 2020
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds(1)	$97,576	$—	$—	$97,576

	As of December 31, 2019
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds(1)	$98,389	$—	$—	$98,389

(1)	Classified as “Cash and cash equivalents” in the condensed balance sheets.

9. Commitments and Contingencies
From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. The Company believes there is no threatened litigation or litigation pending that could have, individually or in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.

10. Stockholders’ Equity
Information about common stock warrants outstanding as of March 31, 2020 and December 31, 2019 are presented in the table below:

Expiration date	Number of shares	Exercise price
July 12, 2026	209,243	$0.001
March 31, 2027	26,428	$7.10
November 30, 2028	8,809	$7.10
Total	244,480
The common stock warrants are classified as stockholders’ equity and no adjustments are recorded for changes in fair value.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

11. Stock Incentive Plans and Stock-Based Compensation
Stock Incentive Plans
Activity under the Company’s stock plans for the three months ended March 31, 2020 is set forth below:

			Weighted-Average
	Shares Available for Grant	Stock Options Outstanding	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2019	863,127	2,637,966	$13.30
Additional options authorized	856,545	—	—
Granted	(169,200)	169,200	$31.05
Exercised	—	(32,602)	$2.16
Forfeited/Canceled	12,200	(12,200)	$26.59
Balance as of March 31, 2020	1,562,672	2,762,364	$14.46	8.49	$42,704
Exercisable at March 31, 2020 (1)		716,040	$2.38	6.32	$19,643

(1)
Vested and exercisable options. Additionally, outstanding unvested options to purchase an aggregate of 111,571 shares of common stock with a weighted-average exercise price of $2.39 per share may be exercised prior to vesting as of March 31, 2020 under early-exercise provisions. In the event of such exercise, the shares obtained upon exercise would be restricted and subject to forfeiture prior to vesting. No such early exercises have occurred as of March 31, 2020.

Employee Stock Purchase Plan
The ESPP provides for certain automatic increases in the number of shares of common stock reserved for issuance, which resulted in an additional 171,309 shares becoming available under the ESPP effective January 1, 2020. On February 28, 2020, the Company issued 39,987 shares of its common stock under a scheduled purchase under the ESPP. As of March 31, 2020, 543,257 shares remained available for issuance under the ESPP.
Determining Fair Value - Summary of Assumptions
The Company uses the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or any other measurement date. The following table sets forth the assumptions used to determine the fair value of stock options:

	Three Months Ended March 31,
	2020	2019
Average expected term (years)	6	6
Expected stock price volatility	59.57% - 60.58%	58.22% - 58.84%
Risk-free interest rate	0.80% - 1.66%	2.18% - 2.47%
Dividend yield	—%	—%
The following table sets forth assumptions used to determine the fair value of the purchase rights issued under the ESPP:

	Three Months Ended March 31,
	2020	2019
Average expected term (years)	1.2	Not applicable
Expected stock price volatility	56.80% - 63.65%	Not applicable
Risk-free interest rate	0.84% - 0.95%	Not applicable
Dividend yield	—%	Not applicable

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The fair value of the Company’s common stock is also an assumption used to determine the fair value of stock options and purchase rights under the ESPP. Prior to the IPO, our common stock was not publicly traded, therefore the Company estimated the fair value of its common stock. Following the IPO, the fair value of the Company’s common stock is the closing selling price per share of its common stock as reported on the Nasdaq Global Market on the date of grant or other relevant determination date.
Stock-Based Compensation Expense
Stock-based compensation expense related to stock options and the ESPP is included in the statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of sales	$206	$10
Research and development	234	20
Selling, general and administrative	1,137	138
Total stock-based compensation expense	$1,577	$168
For the three months ended March 31, 2020 and 2019, the weighted-average grant date fair value of options granted was $17.32 and $1.90 per option, respectively, and the weighted-average grant date fair value of the purchase rights granted under the ESPP was $12.70 and nil per share, respectively. As of March 31, 2020, the total unrecognized compensation cost related to stock options and the ESPP was $19,751,000 and $966,000, respectively, which is expected to be recognized on a straight-line basis over a weighted-average period of 3.2 years and 1.6 years, respectively. The total unrecognized compensation costs will be adjusted for forfeitures in future periods as they occur.

12. Subsequent Events
On April 1, 2020, the Company granted to a new member of the Company’s board of directors an option to purchase 16,000 shares of common stock at an exercise price of $28.77 per share. The option was granted pursuant to the 2019 Equity Incentive Plan (the “2019 Plan”), has a ten-year term and vests over a three-year period (with one-third vesting on April 15, 2021 and the remaining shares vesting in 24 equal monthly installments thereafter). On April 15, 2020, the Company granted to various employees, options to purchase an aggregate of 10,400 shares of our common stock at an exercise price of $29.69 per share. The option awards were granted pursuant to the 2019 Plan, have a ten-year term and vest over a four-year period (with 25% vesting after one year from the vesting start date and the remainder vesting in 36 equal monthly installments thereafter).
On April 10, 2020, the Company received an automatic payment of $1.9 million from the U.S. Department of Health and Human Services (“HHS”) pursuant to the Coronavirus Aid, Relief and Economic Security Act enacted on March 27, 2020, also known as the CARES Act, out of relief funds allocated by HHS to healthcare providers to reimburse healthcare related expenses or lost revenues attributable to COVID-19. This automatic payment was calculated by HHS in proportion to the providers’ share of Medicare fee-for-service reimbursements in 2019 and was applicable to all facilities and providers that received Medicare fee-for-service reimbursements in 2019. As determined by HHS, the funds will not need to be repaid.
On April 16, 2020, the Company received an advance payment of $8.3 million (the “Advance Payment”) from the Centers for Medicare & Medicaid Services (“CMS”) under its Accelerated and Advance Payment Program, which was recently expanded to provide increased cash flow to service providers during the COVID-19 pandemic. Starting on August 14, 2020 (120 days after the issuance of the Advance Payment), the recoupment process will begin and claims the Company submits for reimbursement will be applied against the balance of the Advance Payment. If the Advance Payment is not fully recovered by CMS by November 12, 2020 (210 days from the issuance of the Advance Payment), the Company will make arrangements with its Medicare Administrative Contractor for CMS to recoup the remaining balance. The Company expects to reflect the receipt of the Advance Payment as a liability on its balance sheet in the second quarter of 2020 and the Company will reduce the balance as it is applied to new claims or is otherwise recouped by CMS.
On May 10, 2020, the Company and the Lenders amended the 2018 LSA, as discussed in Note 7.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of financial condition and results of operations together with our unaudited condensed financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto as of and for the years ended December 31, 2019 and 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies and Significant Judgments and Estimates, included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission, or the SEC, on March 10, 2020. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Castle Biosciences, Inc.

Forward-Looking Statements
The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning the impacts of COVID-19 on our business, our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements, except as may be required by law.

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
We also have two late-stage proprietary products in development that address cutaneous squamous cell carcinoma, or SCC, and suspicious pigmented lesions. We expect to commercially launch our SCC proprietary GEP test, DecisionDx-SCC, in the third quarter of 2020. As it relates to our proprietary GEP test for suspicious pigmented lesions, we believe we remain on track to launch this test in the second half of 2020. These indications are areas of high clinical need in dermatological cancer and, together, represent an additional addressable market of approximately 500,000 patients in the United States.
We have processed over 60,000 clinical samples since commercial launch and our annual revenue increased from $22.8 million in 2018 to $51.9 million in 2019. For the three months ended March 31, 2020, year-over-year growth in new ordering clinicians for our DecisionDx-Melanoma test was 43%.

The numbers of DecisionDx-Melanoma and DecisionDx-UM test reports delivered by us during the three months ended March 31, 2020 and for the year ended December 31, 2019 are presented in the table below:

	DecisionDx- Melanoma	DecisionDx-UM	Total
Q1 2020	4,574	361	4,935

Q1 2019	3,232	360	3,592
Q2 2019	3,691	376	4,067
Q3 2019	4,126	356	4,482
Q4 2019	4,480	434	4,914
For the year ended December 31, 2019	15,529	1,526	17,055
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
On May 17, 2019, the Centers for Medicare & Medicaid Services, or CMS, determined that DecisionDx-UM meets the criteria for existing advanced diagnostic laboratory test, or ADLT, status, also referred to as “existing ADLT” status. This means that beginning in 2021, the DecisionDx-UM Medicare rate will be set annually based upon the median private payor rate for the first half of the second preceding calendar year. Specifically, the median private payor rate from January 1 to June 30, 2019 will be used to set the Medicare rate for the calendar year 2021. We submitted this data in January 2020. Note that our rate for 2020 will be set by Noridian Healthcare Solutions, LLC, or Noridian, our local Medicare Administrative Contractor, or MAC.
Also, on May 17, 2019, CMS determined that DecisionDx-Melanoma meets the criteria for ‘‘new ADLT’’ status. This means that from July 1, 2019 through March 31, 2020 the Medicare reimbursement rate equaled the initial list price of $7,193.00, subject to the possible recoupment provision described below. The rate for April 1, 2020 through December 31, 2021 was calculated based upon the median private payor rate from July 1, 2019 to November 30, 2019. We submitted this data in December 2019 and CMS has notified us that the rate for April 1, 2020 through December 31, 2021 will be $7,193.00.
Beginning in 2022, the rate for both DecisionDx-UM and DecisionDx-Melanoma will be set annually based upon the median private payor rate for the first half of the second preceding calendar year. For example, the rate for 2022 will be set using median private payor rate data from January 1, 2020 to June 30, 2020.
To date, in addition to the revenue generated from the sale of our products, we have financed our operations through our initial public offering of common stock, or the IPO, private placements of preferred stock, convertible promissory notes and bank debt. We believe that our existing cash and cash equivalents and anticipated cash generated from sales of our products will be sufficient to fund our operations for the foreseeable future. However, we have based these estimates on assumptions, including those related to the impact of COVID-19 on our financial condition, that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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
Furthermore, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses.

Impact of COVID-19 Pandemic
In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019, or COVID-19, surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. We are providing the following update with respect to the impact of COVID-19 on our business:

•
To date, we have maintained uninterrupted business operations with normal turnaround times for our delivery of test reports. We have implemented adjustments to our operations designed to keep employees safe and comply with federal, state and local guidelines, including those regarding social distancing.

•
We have recently experienced a decline in orders, which we believe is linked to delays and/or cancellations in patient visits, resulting in reduced diagnostic biopsies and thus reduced diagnoses of cutaneous melanoma in response to COVID-19. For example, from April 1, 2020 to May 6, 2020, orders for our lead product, DecisionDx-Melanoma, declined 43% from the same period in 2019. We have observed a stabilization in the decline in orders beginning in the second week of April 2020, which parallel the stabilization of the melanoma diagnosis rate seen in weekly, third-party new melanoma claims data. As it relates to the impact of COVID-19 on our uveal melanoma test, DecisionDx-UM, order volume has exhibited some softening since early April 2020.

•
Our future results will be dependent upon the extent and duration of the COVID-19 crisis as well as the timing and occurrence of rescheduled patient visits. While we anticipate that a majority of these delayed and/or canceled patient visits will be subsequently rescheduled as state and local government restrictions and guidelines are eased, we are unable to predict the pace, timing or occurrence of any rescheduled patient visits.

•
Based upon an analysis of our supply channel and current inventory levels, we believe we have adequate access to reagents and consumables needed for testing patient samples, and we expect to continue providing normal turnaround times for delivery of our test reports.

•	We continue to believe our cash and cash equivalents and anticipated cash generated from sales of our products will be sufficient to fund our operations for the foreseeable future.
In response to COVID-19, the United States government has passed legislation and taken other actions to provide financial relief to companies and other organizations affected by the pandemic. We have received the following payments, which are summarized below:

•
On April 10, 2020, we received an automatic payment of $1.9 million from the U.S. Department of Health and Human Services, or HHS, pursuant to the Coronavirus Aid, Relief and Economic Security Act enacted on March 27, 2020, or the CARES Act, out of relief funds allocated by HHS to healthcare providers to reimburse for healthcare related expenses or lost revenues attributable to COVID-19. This automatic payment was calculated by HHS in proportion to the providers’ share of Medicare fee-for-service reimbursements in 2019 and was applicable to all facilities and providers that received Medicare fee-for-service reimbursements in 2019. As determined by HHS, the funds will not need to be repaid.

•
On April 16, 2020, we received an advance payment of $8.3 million, or the Advance Payment, from CMS under its Accelerated and Advance Payment Program, which was recently expanded to provide increased cash flow to service providers during the COVID-19 pandemic. The Advance Payment will be applied to future Medicare claims we submit for reimbursement beginning August 14, 2020 (120 days after the Advance Payment was issued). If the Advance Payment is not fully recovered by CMS by November 12, 2020 (within 210 days of the issuance of the Advance Payment), we will make arrangements with our MAC for CMS to recoup the remaining balance.

The effects of COVID-19 on our business caused us to anticipate noncompliance with our trailing three-month revenue covenant under our loan agreement at the next scheduled measurement date of June 30, 2020. In response, on May 10, 2020, we entered into an amendment to our loan agreement to modify the structure of the covenant so that we are now required to comply with either the existing trailing three-month revenue target or a new liquidity ratio calculation. For further discussion regarding the covenant, see “Long-Term Debt” under the Liquidity and Capital Resources section below.
As the overall effect of COVID-19 on our business is continuing to evolve, we cannot predict the extent to which our results of operations, financial condition or cash flows will be impacted by COVID-19. Accordingly, the April 1 through May 6, 2020 order data presented above is not necessarily indicative of our results of operations that can be expected for the three months ending June 30, 2020, or any other interim period, or for the year ending December 31, 2020. For more information on the potential impact of the COVID-19 pandemic on our business, see the risk factors included under “Risks Related to Our Business” and the other risk factors included in Part II, Item 1A., “Risk Factors,” of this Quarterly Report on Form 10-Q.

Factors affecting our performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations, including:

•
Report volume. We believe that the number of reports we deliver to physicians is an important indicator of growth of adoption among the healthcare provider community. Our revenue and costs are affected by the volume of testing and mix of customers. Our performance depends on our ability to retain and broaden adoption with existing prescribing physicians, as well as attract new physicians. In the near term, we expect our report volume to be negatively impacted by the effects of the COVID-19 pandemic, as discussed above.

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
Under ASC 606, we recognize revenue at the amount we expect to be entitled, subject to a constraint for variable consideration, in the period in which our tests are delivered to the treating physicians. We have determined that our contracts contain variable consideration under ASC 606 because the amounts paid by third-party payors may be paid at less than our standard rates or not paid at all, with such differences considered implicit price concessions. Variable consideration is recognized only to the extent it is probable that a significant reversal of revenue will not occur in future periods when the uncertainties are resolved. Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. Variable consideration for Medicare claims that are not covered by an LCD, including those claims subject to approval by an Administrative Law Judge, or ALJ, at an appeal hearing, is deemed to be fully constrained due to factors outside the Company’s influence (i.e., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. For these fully constrained claims, we generally recognize revenue upon receipt of a favorable appeal decision. Due to potential future changes in Medicare coverage policies and appeal cycles, insurance coverage policies, contractual rates and other trends in the reimbursement of our tests, our revenues may fluctuate significantly from period to period.
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
Gross margin, calculated as net revenue minus cost of sales, and gross margin percentage, calculated as gross margin divided by net revenue, are key indicators we use to assess our business.
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
Selling, General and Administrative
Selling, general and administrative, or SG&A, expenses include executive, selling and marketing, legal, finance and accounting, human resources, billing and client services. These expenses consist of personnel costs, including stock-based compensation expense, direct marketing expenses, audit and legal expenses, consulting costs, training and medical education activities, payor outreach programs and allocated overhead, including rent, information technology, equipment depreciation, and utilities. We expect continued increases in SG&A expenses related to compliance with the rules and regulations of the SEC and The Nasdaq Stock Market LLC, or Nasdaq, investor relations activities, and additional insurance expenses. Other administrative and professional services expenses within SG&A are expected to increase with the scale of our business, but selling and marketing-related expenses are expected to increase significantly, consistent with our growth strategy. In the near term, we expect these increases to be partially offset by temporarily reduced spending on travel and field-based sales activities as a result of COVID-19.
Interest Income
Interest income consists primarily of earnings on cash and cash equivalents, including money market funds.
Interest Expense
Interest expense is attributable to borrowings under our term debt, revolving line of credit and the convertible promissory notes issued in January and February of 2019, or the Q1 2019 Notes, and also includes the amortization of debt discount and issuance costs.
Other Expense, Net
Other expense, net reflects changes in the fair value of (i) our convertible preferred stock warrant liability and (ii) the embedded derivative associated with the Q1 2019 Notes.
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

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019
	(unaudited)
Net revenues	$17,418	$8,717	$8,701	99.8%
Cost of sales	2,391	1,598	793	49.6%
Gross margin	15,027	7,119	7,908	111.1%
Gross margin percentage	86.3%	81.7%
Operating expenses:
Research and development	2,913	1,394	1,519	109.0%
Selling, general and administrative	11,078	6,047	5,031	83.2%
Total operating expenses	13,991	7,441	6,550	88.0%
Operating income (loss)	1,036	(322)	1,358	421.7%
Interest income	298	21	277	1,319.0%
Interest expense	(764)	(1,024)	260	25.4%
Other expense, net	—	(33)	33	100.0%
Income (loss) before income taxes	570	(1,358)	1,928	142.0%
Income tax expense	—	—	—	—%
Net income (loss)	$570	$(1,358)	$1,928	142.0%

Net Revenues
Net revenues increased by $8.7 million, or 99.8%, to $17.4 million due to a combination of increased test volume and higher per-unit revenues. Essentially all of the increase is attributable to DecisionDx-Melanoma test revenues. For the three months ended March 31, 2020, we experienced an increase in DecisionDx-Melanoma and DecisionDx-UM test volume of 37.4%, compared to the three months ended March 31, 2019. Our 2020 per-unit revenues also benefited from the attainment of “new ADLT” status for our DecisionDx-Melanoma test, effective July 1, 2019, which resulted in a higher Medicare reimbursement rate for the test, as described above. Additionally, for the three months ended March 31, 2020 and 2019, we recorded net positive revenue adjustments of $3.2 million and $0.6 million, respectively, related to tests delivered in previous periods, associated with changes in estimated variable consideration. The additional positive revenue adjustments in the current year primarily relate to recognition of revenue for certain tests delivered in prior periods for which no revenue was recognizable originally, but was recognized upon cash collection of payments for the tests in the current-year period.

Cost of Sales
Cost of sales for the three months ended March 31, 2020 increased by $0.8 million, or 49.6%, compared to the three months ended March 31, 2019, primarily due to higher personnel costs associated with additional headcount in our laboratory testing operations and increases in expenses for supplies and services, which were attributable to the higher activity levels. Our gross margin percentage was 86.3% for the three months ended March 31, 2020, compared to 81.7% for the same period in 2019, with the improvement principally a result of the increased operating leverage on the higher revenues. Due to the nature of our business, a significant portion of our cost of sales expenses represent fixed costs associated with our testing operations. Accordingly, our cost of sales expense will not necessarily increase or decrease commensurately with the change in net revenues from period to period.

Research and Development
Research and development expenses increased by $1.5 million, or 109.0%, for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily associated with increases in personnel costs attributable to additional headcount as well as higher expenses for clinical trials.

Selling, General and Administrative
SG&A expense increased by $5.0 million, or 83.2%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Approximately 60% of the increase is attributable to higher personnel costs, particularly due to increased headcount, which includes salaries, bonuses, benefits and stock-based compensation. In early 2019, we expanded our sales organization from 14 territories to 23 territories and implemented an additional expansion to 32 territories beginning in December 2019. The higher personnel costs also reflect expanded headcount in our administrative support functions. The remainder of the increase was primarily associated with higher professional fees (principally attributable to reimbursement and accounting), higher insurance expense, increased travel costs, increased spending for events and conferences and other general increases.

Interest Income
Interest income increased by $0.3 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, as a result of higher balances of cash and cash equivalents. The higher cash and cash equivalents were primarily attributable to proceeds from the IPO in July 2019.

Interest Expense
Interest expense decreased by $0.3 million, or 25.4%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease is primarily attributable to interest expense on the Q1 2019 Notes during the three months ended March 31, 2019. The outstanding principal amount and accrued interest on the Q1 2019 Notes converted into shares of common stock in connection with the IPO in July 2019.

Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents and cash generated from sales of our products. As of March 31, 2020 and December 31, 2019, we had cash and cash equivalents of $98.7 million and $98.8 million, respectively. To date, in addition to the revenue generated from the sale of our products, we have financed our operations through the IPO, private placements of preferred stock, convertible promissory notes and bank debt. Our long-term debt is described further below.
On April 10, 2020, we received an automatic payment of $1.9 million from HHS pursuant to the CARES Act out of relief funds allocated by HHS to healthcare providers to reimburse for healthcare related expenses or lost revenues attributable to COVID-19. This automatic payment was calculated by HHS in proportion to the providers’ share of Medicare fee-for-service reimbursements in 2019 and was applicable to all facilities and providers that received Medicare fee-for-service reimbursements in 2019. As determined by HHS, the funds will not need to be repaid. On April 16, 2020, we received an advance payment of $8.3 million from CMS under its Accelerated and Advance Payment Program, which was recently expanded to provide increased cash flow to service providers during the COVID-19 pandemic. The Advance Payment will be applied to future Medicare claims we submit for reimbursement beginning August 14, 2020 (120 days after the Advance Payment was issued). If the Advance Payment is not fully recovered by CMS within November 12, 2020 (210 days of the issuance of the Advance Payment), we will make arrangements with our MAC for CMS to recoup the remaining balance.
Funding Requirements
Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, clinical research and development services, laboratory and related supplies, legal and other regulatory expenses, general administrative costs, and interest and principal payments on our debt. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on the commercialization of our existing products, the development of our future product candidates, the potential commercialization of our product candidates, should their development be successful, and general administrative costs. Additionally, we anticipate using a portion of our capital resources to fund the expansion of our facilities in support of our growth strategy.
Since our inception, we have incurred significant operating losses and negative cash flows. We had an accumulated deficit of $51.6 million as of March 31, 2020. Our ability to generate revenue sufficient to achieve sustained profitability will depend heavily on the successful commercialization of our currently marketed products and the products we plan to launch in the future as well as our spending on research and development activities. Although we generated positive operating income during the year ended December 31, 2019 and for the three months ended March 31, 2020, we expect to incur additional expenses and operating losses in the future as we invest in the commercialization of our existing products, the development of our future product candidates and the commercialization of our product candidates. We believe that our existing cash and cash equivalents and anticipated cash generated from sales of our products will be sufficient to fund our operations for the foreseeable future. However, we have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. There are numerous risks and uncertainties associated with developing genomic tests, including, among others, the uncertainty of:

•	successful commencement and completion of clinical study protocols;

•	successful identification and acquisition of tissue samples;

•	the development and validation of genomic classifiers; and

•	acceptance of new genomic tests by physicians, patients and third-party payors.
Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate our exact working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including those listed above as well as those listed in Part II, Item 1A., “Risk Factors,” of this Quarterly Report on Form 10-Q.
We do not currently have any committed external source of funds. In the event additional funding is required, we expect that we would use a combination of equity and debt financings, which may not be available to us when needed, on terms that we deem to be favorable or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. As a result of the COVID-19 crisis and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our product discovery and development activities or future commercialization efforts.
Long-Term Debt
Our long-term debt balances are presented in the table below (in thousands):

	March 31, 2020	December 31, 2019
	(unaudited)
Term debt	$26,688	$26,688
Unamortized discount and issuance costs	(1,342)	(1,566)
Total long-term debt	25,346	25,122
Less: Current portion of long-term debt	(8,333)	(5,833)
Long-term debt, less current portion	$17,013	$19,289
We have a Loan and Security Agreement, or the 2018 LSA, with Oxford Finance LLC, or Oxford, as collateral agent, and Oxford and Silicon Valley Bank, or SVB, as equal syndicated lenders, or the Lenders. The 2018 LSA currently consists of a $25.0 million secured term loan credit facility, or the Term Loan. Our obligations under the 2018 LSA are secured by substantially all of our assets, excluding intellectual property and subject to certain other exceptions and limitations. We have the right to prepay the 2018 Term Loan in whole or in part at any time, subject to a prepayment fee of 1.50% prior to November 30, 2020 and 0.75% thereafter. Upon prepayment, we are also obligated to pay a non-refundable early termination fee of $497,000. Amounts prepaid or repaid under the 2018 Term Loan may not be reborrowed. Previously, the 2018 LSA contained a financial covenant that required us to achieve a monthly trailing three-month revenue target each month throughout the term of the agreement, but the covenant was amended in February 2020 and is now tested quarterly instead of monthly, as discussed further below. As of March 31, 2020 and December 31, 2019, we were in compliance with this covenant.
For each month through December 31, 2019, the trailing three-month revenue requirements were calculated as a percentage of our previously approved applicable monthly revenue projections. In February 2020, we entered into an amendment of the 2018 LSA, or the Second Amendment, that, among other things, changed the covenant from being tested monthly to quarterly testing. In March 2020, we entered into an amendment of the 2018 LSA, or the Third Amendment, with the Lenders to establish revenue targets for the year ending December 31, 2020. Such requirements, for the quarterly periods from January to December 2020, are equal to generally increasing dollar amounts, in millions, in the low double digits. For quarterly periods ending after December 31, 2020, the trailing three-month revenue requirements will be determined by the Lenders upon receipt and review of our quarterly financial projections for the year, subject to certain specified criteria regarding minimum requirements. Revenues, if any, that we recognize as a result of an ALJ appeal process from consolidated claims initiatives for DecisionDx-Melanoma do not count toward the minimum revenue requirements.
On May 10, 2020, we entered into an amendment of the 2018 LSA, or the Fourth Amendment, to modify the covenant structure such that we are required to comply with either (i) the trailing three-month revenue target or (ii) a liquidity ratio, in both cases measured quarterly. The liquidity ratio covenant requires that the ratio of (i) unrestricted cash and cash equivalents (as defined in the 2018 LSA) held at SVB or its affiliates to (ii) the outstanding obligations under the 2018 LSA be at least 2.00 to 1.00. We requested the Fourth Amendment from the Lenders due to our anticipated noncompliance with the trailing three-month revenue covenant as of June 30, 2020 as a result of the impacts to our business attributable to COVID-19. The liquidity ratio, had it been measured and effective as of March 31, 2020, would have been 3.66 to 1.00.
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

Our ability to further amend the terms of the 2018 LSA is subject to the approval of Oxford and SVB. Accordingly, should we seek to amend the 2018 LSA, there can be no assurance that an amendment would be available on terms acceptable to us or at all.
The 2018 Term Loan bears interest at a floating rate equal to the greater of (1) 8.55% and (2) the 30-day U.S. LIBOR rate as reported in The Wall Street Journal on the last business day of the month that precedes the month in which the interest will accrue, plus 6.48%. The applicable interest rate on the 2018 Term Loan was 8.55% as of March 31, 2020 and December 31, 2019. Interest on the 2018 Term Loan is payable monthly in arrears. We are permitted to make interest-only payments on the 2018 Term Loan through May 31, 2020. The principal is required to be repaid in 30 equal monthly installments of $833,333 each beginning on June 1, 2020. All unpaid principal and accrued and unpaid interest are due on November 1, 2022, or the 2018 Term Loan Maturity Date. We are also obligated to make an additional final payment of 6.75% of the aggregate original principal amount, or $1,687,500, upon any prepayment or on the 2018 Term Loan Maturity Date. The final payment amount is being amortized as additional interest expense using the effective interest method of the term of the debt.
Cash Flows
The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
	(unaudited)
Net cash (used in) provided by operating activities	$(251)	$1,288
Net cash used in investing activities	(500)	(244)
Net cash provided by financing activities	559	10,707
Net change in cash and cash equivalents	$(192)	$11,751
Operating Activities
Net cash used in operating activities was $0.3 million for the three months ended March 31, 2020 and was primarily attributable to a decrease in accrued compensation of $2.6 million and other minor variations, partially offset by non-cash charges of $1.9 million and net income of $0.6 million. Non-cash charges consisted of stock compensation expense of $1.6 million, amortization of debt discount and issuance costs of $0.2 million and depreciation expense of $0.1 million.
Net cash provided by operating activities was $1.3 million for the three months ended March 31, 2019 and was primarily attributable to decreases in accounts receivable of $3.8 million and net non-cash charges of $0.6 million, partially offset by decreases in accrued compensation of $1.8 million and the net loss of $1.4 million. Non-cash charges primarily consisted of $0.3 million in amortization of debt discount and issuance costs, stock compensation expense of $0.2 million and depreciation expense of $0.1 million.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2020 and 2019 consisted entirely of purchases of property and equipment.
Financing Activities
Net cash provided by financing activities was $0.6 million for the three months ended March 31, 2020 and consisted of cash received from contributions to the employee stock purchase plan and proceeds from the exercise of stock options.
Net cash provided by financing activities was $10.7 million for the three months ended March 31, 2019 and consisted primarily of $11.7 million in net proceeds from the issuance of the Q1 2019 Notes, partially offset by $1.0 million in repayments on our line of credit.

Off-Balance Sheet Arrangements
We do not currently have, nor did we have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC, during the periods presented.

Critical Accounting Policies and Significant Judgments and Estimates
During the three months ended March 31, 2020, there were no significant changes to the information discussed under “Critical Accounting Policies and Significant Judgments and Estimates” included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements
Refer to Note 2, ‘‘Summary of Significant Accounting Policies,’’ in the accompanying notes to our unaudited condensed financial statements included in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

JOBS Act Accounting Election
We are an emerging growth company within the meaning of the Jumpstart Our Business Startups Act, as amended, or the JOBS Act, enacted in April 2012. Section 107(b) of the JOBS Act provides that an emerging growth company can leverage the extended transition period, provided in Section 102(b) of the JOBS Act, for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. We have elected to use this extended transition period and, as a result, our financial statements may not be comparable to companies that comply with public company effective dates. We also intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
From time to time, we may be involved in legal proceedings arising in the ordinary course of business. We believe there is no threatened litigation or litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.
You should consider carefully the risks described below, as well as the other information in this Quarterly Report on Form 10‑Q, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the factors described as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) are new or contain changes to the similarly titled risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2019. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline and you may lose all or part of your investments. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

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
Due to how we recognize revenue, our quarterly revenues may not reflect our underlying business.*
We have concluded that our contracts include variable consideration because the amounts paid by Medicare or commercial health insurance carriers may be paid at less than our standard rates or not paid at all, with such differences considered implicit price concessions. Variable consideration attributable to these price concessions is measured at the expected value using the ‘‘most likely amount’’ method under ASC 606. The amounts are determined by historical average collection rates by test type and payor category taking into consideration the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as the judgment and actions of third parties. Such variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. Variable consideration may be constrained and excluded from the transaction price in situations where there is no contractually agreed upon reimbursement coverage or in the absence of a predictable pattern and history of collectability with a payor. Variable consideration for Medicare claims that are not covered by an LCD, including those claims subject to approval by an ALJ at an appeal hearing, is deemed to be fully constrained due to factors outside our influence (i.e., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. As a result of the timing and amount of adjustments for variable consideration, our operating results and comparisons of such results on a period-to-period basis may be difficult to understand and may not be meaningful. In addition, these fluctuations in revenue may make it difficult for us, for research analysts and for investors to accurately forecast our revenue and operating results. If our revenue or operating results fall below expectations, the price of our common stock would likely decline.
We have incurred significant losses since inception, and we may never achieve sustained profitability.*
Since our inception, we have had a history of net losses. As of March 31, 2020, we had a cash and cash equivalents balance of $98.7 million and an accumulated deficit of $51.6 million. We cannot predict if we will achieve sustained profitability in the near future or at all. We expect to incur losses in the future as we plan to invest significant additional funds toward the expansion of our commercial organization, the conduct of clinical utility and validity studies to support adoption of our products and the development or acquisition of additional products. Additionally, our performance could be impacted by the ongoing impacts of COVID-19. As a public company, we expect to continue to incur additional legal, accounting and other expenses that we did not incur as a private company. These increased expenses will make it harder for us to achieve sustained future profitability. We may also incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Quarterly Report on Form 10‑Q, adoption of our products, coverage of and reimbursement rates for our products from third-party payors, and future research and development activities. Our failure to achieve sustained profitability in the future could cause the market price of our common stock to decline.
We are an early, commercial-stage company and have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.*
We are an early commercial-stage company and have a limited operating history. Our limited operating history may make it difficult to evaluate our current business and this makes predictions about our future success or viability subject to significant uncertainty. In particular, we intend to use a portion of our working capital to increase our headcount, including through the expansion of our sales and marketing and research and development teams, which will increase our operating costs in a manner not historically reflected in our financial statements. In combination with our other anticipated increased operating expenses in connection with being a public company, these anticipated changes in our operating expenses may make it difficult to evaluate our current business, assess our future performance relative to prior performance and accurately predict our future performance.
We will continue to encounter risks and difficulties frequently experienced by early commercial-stage companies, including those associated with increasing the size of our organization and the prioritization of our commercial, research and business development activities. If we do not address these risks successfully, our business could suffer.
Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported operating results.*
Accounting principles generally accepted in the United States of America are subject to interpretation by the Financial Accounting Standards Board, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. For example, in response to the COVID-19 crisis, accounting standard setters may issue additional guidance or interpretations of existing guidance to address the financial reporting and accounting issues that have arisen or that may arise from the pandemic. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.
Our quarterly and annual operating results and cash flows may fluctuate in the future, which could cause the market price of our stock to decline substantially.*
Numerous factors, many of which are outside our control, such as the COVID-19 pandemic, may cause or contribute to significant fluctuations in our quarterly and annual operating results. These fluctuations may make financial planning and forecasting uncertain. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects. In addition, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. As a result, comparing our operating results on a period-to-period basis may be difficult to understand and may not be meaningful. You should not rely on our past results as indicative of our future performance.
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
Nevertheless, we will be required to expend significant time and resources to further improve our internal controls over financial reporting, including by further expanding our finance and accounting staff to meet the demands that are placed upon us as a public company, including the requirements of Sarbanes-Oxley. If we fail to adequately staff our accounting and finance function, or fail to maintain adequate internal control over financial reporting, any new or recurring material weaknesses could prevent our management from concluding our internal control over financial reporting is effective and impair our ability to prevent material misstatements in our financial statements, which could cause our business to suffer.
The terms of our credit facility place restrictions on our operating and financial flexibility, and failure to comply with covenants or to satisfy certain conditions of the agreement governing the credit facility may result in acceleration of our repayment obligations and foreclosure on our pledged assets, which could significantly harm our liquidity, financial condition, operating results, business and prospects and cause the price of our securities to decline.*
The 2018 LSA, which we amended in June 2019, February 2020, March 2020 and May 2020, with Oxford and SVB, is secured by a lien covering substantially all of our assets, excluding intellectual property. The 2018 LSA provides for a five-year $25.0 million term-loan facility, all of which has been disbursed to us.
Following the Fourth Amendment to the 2018 LSA in May 2020, the 2018 LSA requires us to comply with either (i) a trailing three-month revenue target or (ii) a liquidity ratio, in both cases measured quarterly. The liquidity ratio requires that the ratio of (i) unrestricted cash and cash equivalents (as defined in the 2018 LSA) held at SVB or its affiliates to (ii) the principal outstanding on the 2018 Term Loan be at least 2.00 to 1.00. We were in compliance with the trailing three-month revenue target at March 31, 2020. The liquidity ratio, had it been measured and effective as of March 31, 2020, would have been 3.66 to 1.00. However, there can be no assurance of our ability to maintain compliance with the revenue covenant or the liquidity ratio covenant as of any future date. For example, prior to the amendment of the 2018 LSA in June 2019, our projections indicated that we were at risk of noncompliance with the financial covenant existing under the 2018 LSA prior to such amendment. Among other things, the June 2019 amendment revised our financial covenant to be more aligned with our revenue projections after taking into account the impact of ASC 606 on our revenue recognition following our early adoption of ASC 606. We requested the Fourth Amendment from the Lenders due to our anticipated noncompliance with the trailing three-month revenue covenant as of June 30, 2020 as a result of the impacts to our business attributable to COVID-19.
Our ability to further amend the terms of the 2018 LSA is subject to the approval of Oxford and SVB. Accordingly, should we seek to amend the 2018 LSA, there can be no assurance that an amendment would be available on terms acceptable to us or at all. In the event we are unable to comply with the trailing three-month revenue requirement or the liquidity ratio covenant and we are unable to obtain an amendment of the 2018 LSA or a waiver, the Lenders could accelerate our payment obligations under the 2018 LSA. If an acceleration had occurred as of March 31, 2020, our total payment obligation under the 2018 LSA would have been $27.7 million, which consists of the outstanding unpaid principal balance (including the additional final payment), accrued interest, the early termination penalty and the prepayment penalty. If an acceleration were to occur, we expect we would seek financing from other sources and/or utilize a portion of our existing cash and cash equivalents on hand, which totaled $98.7 million as of March 31, 2020, to satisfy our obligations.
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
In addition to other specified events of default, and subject to limited exceptions, the lenders could declare an event of default upon the occurrence of any event that they interpret as having a material impairment in their lien on the collateral under the agreement, a material adverse change in our business, operations or condition (financial or otherwise) or a material impairment in the prospect of repayment of our obligations under the agreement. If we default under the credit facility, the lenders may accelerate all of our repayment obligations, which may require us to seek additional or alternate financing and/or modify our operational plans. If we were to seek additional or alternative financing, there can be no assurance that any such financing would be available to us on commercially reasonable terms or at all. If we are unable to access funds to meet those obligations or to renegotiate our agreement, the lenders could take control of our pledged assets and we would have to immediately cease operations. During the continuance of an event of default, the then-applicable interest rate on the then-outstanding principal balance will increase by 5.0%. Upon an event of default, the lenders could also require us to repay the loan immediately, together with a prepayment charge of up to 1.5% of the then-outstanding principal balance, together with other fees. If we were to renegotiate the agreement under such circumstances, the terms may be significantly less favorable to us. If we were liquidated, the lenders’ right to repayment would be senior to the rights of our stockholders to receive any proceeds from the liquidation. Any declaration by the lenders of an event of default could significantly harm our liquidity, financial condition, operating results, business, and prospects and cause the price of our securities to decline.
We may incur additional indebtedness in the future. The debt instruments governing such indebtedness may contain provisions that are as, or more, restrictive than the provisions governing our existing indebtedness. If we are unable to repay, refinance or restructure our indebtedness when payment is due, the lenders could proceed against the collateral or force us into bankruptcy or liquidation.
We may need to raise additional capital to fund our existing operations, commercialize new products or expand our operations.*
We believe our existing cash and cash equivalents and anticipated cash generated from sales of our products will be sufficient to fund our operations for the foreseeable future. If our available cash balances and anticipated cash generated from sales of our products are insufficient to satisfy our liquidity requirements including because of lower demand for our products, lower than currently expected rates of reimbursement from third-party payors or other risks described in this Quarterly Report on Form 10‑Q, we may finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not currently have any committed external source of funds. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.
We may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including to:

•	increase our sales and marketing efforts for DecisionDx-Melanoma and address competitive developments;

•	fund ongoing development of our pipeline products, including for SCC and suspicious pigmented lesions, in addition to other programs in development;

•	expand our laboratory testing facility and related testing capacity;

•	expand our technologies into other types of skin cancer management and detection products;

•	acquire, license or invest in technologies;

•	acquire or invest in complementary businesses or assets; and

•	finance capital expenditures and general and administrative expenses.
Our present and future funding requirements will depend on many factors, including:

•	our ability to achieve revenue growth;

•	our rate of progress in establishing payor coverage and reimbursement arrangements with third-party payors;

•	our rate of progress in, and cost of the sales, marketing, coverage and reimbursement activities associated with, establishing adoption of DecisionDx-Melanoma, among our other products;

•	the cost of expanding our laboratory operations and offerings, including our sales, marketing, coverage and reimbursement efforts;

•	our rate of progress in, and cost of research and development activities associated with, diagnostic products in research and early development;

•	the potential cost of, and delays in, the development of new products as a result of changes in regulatory oversight applicable to our products;

•	the effects of the COVID-19 pandemic; and

•	the effect of competing technological and market developments.
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

In addition, the COVID-19 crisis continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the crisis. If the disruption persists and deepens, we could experience an inability to access additional capital. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our commercialization, research and development efforts or grant rights to third parties to market and/or develop products that we would otherwise prefer to market and develop ourselves.

Risks Related to Our Business
The COVID-19 pandemic has adversely impacted and could continue to adversely impact our business, including the demand for our test reports, as well as the business or operations of physicians and other healthcare providers who order our test reports and the third-party payors responsible for reimbursement for our tests, customers and other third parties with whom we conduct business.*
Public health crises such as pandemics or similar outbreaks have adversely impacted and could continue to adversely impact our business. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. As a result of the COVID-19 outbreak, or similar pandemics, and federal, state and local government responses to pandemics, we have and/or may in the future experience disruptions that could adversely impact our business, including, but not limited to:

•	decreased test report volume due to a decline in orders of DecisionDx-Melanoma and DecisionDx-UM tests as patient visits for routine examinations and biopsies are being delayed and/or canceled;

•
disruption of our sales and commercialization activities due to limitations on our ability to communicate with physicians as a result of travel restrictions and hindered means of communicating with physicians;

•	delays or disruptions by third parties in the collection, preparation or delivery of the tumor samples that we test;

•
delays or difficulties in delivering test reports, interruptions in research and development and other limitations of key business activities due to members of our workforce becoming ill and/or stay-at-home or other similar orders imposed by or that may be imposed by state and local governments, including at our Phoenix, Arizona and Friendswood, Texas locations;

•
delayed reimbursement from third party payors, disruption in our supply channel and other adverse impacts on our business resulting from the negative effects of the COVID-19 pandemic on our suppliers, service providers and other third parties on whom we rely; and

•
delayed or postponed interactions with regulators and other important agencies and contractors, due to limitations in employee resources, travel restrictions or forced furlough of government employees.

We have recently experienced a decline in orders, which we believe is linked to delays and/or cancellations in patient visits, resulting in reduced diagnostic biopsies and thus reduced diagnoses of cutaneous melanoma in response to COVID-19. For example, from April 1, 2020 to May 6, 2020, orders for our lead product, DecisionDx-Melanoma, declined 43% from the same period in 2019. As it relates to the impact of COVID-19 on our uveal melanoma test, DecisionDx-UM, order volume has exhibited some softening since early April 2020. Our future results will be dependent upon the extent and duration of the COVID-19 impacts as well as the timing and occurrence of rescheduled patient visits. We are unable to predict the pace, timing or occurrence of any rescheduled patient visits, which may be impacted by continued apprehension regarding possible exposure to the virus, even after the easing of state and local restrictions and guidelines. Accordingly, the April 1 through May 6, 2020 order data presented above is not necessarily indicative of our results of operations that can be expected for the three months ending June 30, 2020, or any other interim period, or for the year ending December 31, 2020.
The effects of COVID-19 on our business could affect our ability to comply with the covenants or other requirements under the 2018 LSA. For more information on risks associated with the 2018 LSA, see above under “—Risks Related to Our Financial Condition—The terms of our credit facility place restrictions on our operating and financial flexibility, and failure to comply with covenants or to satisfy certain conditions of the agreement governing the credit facility may result in acceleration of our repayment obligations and foreclosure on our pledged assets, which could significantly harm our liquidity, financial condition, operating results, business and prospects and cause the price of our securities to decline.”
Under legislation enacted (or that may be enacted) by the United States federal government to respond to COVID-19, we have received and may receive in the future, cash payments or other forms of assistance allocated to healthcare and other companies. The eligibility requirements for any such payments or other assistance may be subject to restrictive terms and conditions, which may be ambiguous or subject to further interpretation and guidance issued by government agencies on an ongoing basis. In the event we fail to comply with any of the terms or conditions associated with a payment we receive, we may be required to return it. Additionally, the receipt of government payments or other assistance during the COVID-19 crisis has generated negative publicity for some companies and may continue to generate negative publicity for companies in the future. If we receive any negative publicity as a result of receiving or accepting a government payment or other assistance, it could harm our reputation, trigger a review or audit by applicable government agencies and/or adversely impact our stock price.

The COVID-19 crisis continues to rapidly evolve. The extent to which COVID-19 will impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the crisis, resurgences of the virus, the use of telemedicine, travel restrictions, stay-at-home or other similar orders and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the virus. Any of these factors, individually or in combination, could materially and adversely affect our business, results of operations, financial condition or cash flows. In addition, the current and potential adverse impacts of the COVID-19 crisis on our business, financial condition, results of operations and growth prospects, may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.
Our revenue currently depends primarily on sales of DecisionDx-Melanoma, and we will need to generate sufficient revenue from this and other products to grow our business.*
Most of our revenue in 2019 and 2018 was derived from the sale of our lead product, DecisionDx-Melanoma. While we also derive revenue from DecisionDx-UM, we expect that the majority of our revenue for the foreseeable future will be derived from sales of DecisionDx-Melanoma. Further, we believe that our long-term commercial success will depend on our ability to develop and market additional products, such as our pipeline products for SCC and suspicious pigmented lesions. Our ability to derive revenue from DecisionDx-Melanoma, DecisionDx-UM and any future products that we commercialize is uncertain and depends on favorable coverage and reimbursement policies from government payors, like Medicare, and from private payors, like insurance companies. Without positive coverage policies, our products may not be reimbursed and we may not be able to recognize revenue. If we are unable to increase sales and expand coverage and reimbursement for DecisionDx-Melanoma, develop and commercialize other products, and successfully obtain coverage and adequate reimbursement for such products, our revenue and our ability to achieve sustained profitability would be impaired, and the market price of our stock could decline substantially.
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

We use standard industry billing codes, known as Current Procedural Terminology, or CPT, codes, to bill for our products. If these codes were to change, there is a risk of an error being made in the claim adjudication process. Such errors can occur with claims submission, third-party transmission or in the processing of the claim by the payor. Claim adjudication errors may result in a delay in payment processing or a reduction in the amount of the payment we receive.
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
Additionally, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the ACA, requires providers and suppliers to report and return any overpayments received from government payors under the Medicare and Medicaid programs within 60 days of identification. Failure to identify and return such overpayments exposes the provider or supplier to liability under federal false claims laws. These billing complexities, and the related uncertainty in obtaining payment for our products, could negatively affect our revenue and cash flow, our ability to achieve sustained profitability, and the consistency and comparability of our results of operations.
We rely on third parties for tumor sample collection, preparation and delivery. Any defects in sample collection or preparation by such third parties and any delays in delivery of such samples could cause errors in our test reports and delay our ability to deliver test reports in a timely manner, which could significantly harm our business.*
The tumor tissue samples that we test are biopsied, preserved, prepared and delivered to us by third parties, including dermatopathologists and laboratory facilities. As such, we rely on these third parties to prepare, label and deliver the tissue samples that we test in compliance with applicable laws and guidelines, and in a timely manner. Therefore, the accuracy and correctness of the test reports that we deliver are dependent on proper chain of custody and appropriate methods of sample collection or preparation utilized by these third parties, and our ability to timely deliver reports is dependent upon the ability of these third parties to provide these samples to us in a timely manner. The ability of these third parties to provide these samples to us in a timely manner could be delayed by events beyond our control, including but not limited to natural disasters and public health epidemics, such as the COVID-19 crisis. Any errors in any part of the sample collection or preparation process could cause us to deliver incorrect test reports, potentially resulting in harm to patients whose physicians implement a change in treatment decisions based upon our test report. If we are unable to timely deliver test reports, physicians may be less likely to recommend and order our products. The occurrence of any of the foregoing could significantly harm our reputation and our results of operations, causing significant harm to our business.
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
If our sole laboratory facility becomes damaged or inoperable or we are required to vacate our existing facility, our ability to conduct our laboratory analysis and pursue our research and development efforts may be jeopardized.*
We currently perform all of our testing and store our database of tumor samples at a single laboratory facility in Phoenix, Arizona. Our facility and equipment could be harmed or rendered inoperable by natural or man-made disasters, including war, fire, earthquake, power loss, communications failure, terrorism, burglary, public health crises (including restrictions that may be imposed on businesses by state and local governments under stay-at-home or similar orders and mandates) or other events, which may make it difficult or impossible for us to perform our testing services for some period of time or to receive and store samples. The inability to perform tests or to reduce the backlog of sample analysis that could develop if our facility becomes inoperable, for even a short period of time, may result in the loss of revenue, loss of customers or harm to our reputation, and we may be unable to regain that revenue, those customers or repair our reputation in the future. Furthermore, integral parties in our supply chain are operating from single sites, increasing their vulnerability to natural disasters and man-made disasters or other sudden, unforeseen and severe adverse events.
In addition, the loss of our tumor samples due to such events could limit or prevent our ability to conduct research and development analysis on existing tests as well as tests in active pipeline development.
While we have a business continuity plan in place and we are completing a build-out of a second laboratory facility located near our existing laboratory facility, our facilities and the equipment we use to perform our testing and research and development could be unavailable or costly and time-consuming to repair or replace. It would be difficult, time-consuming and expensive to rebuild our facilities, to locate and qualify a new facility, replace certain pieces of equipment or license or transfer our proprietary technology to a third-party, particularly in light of licensure and accreditation requirements. Even in the unlikely event that we are able to find a third party with such qualifications to enable us to resume our operations, we may be unable to negotiate commercially reasonable terms.
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
We may experience limits on our revenue if we are unable to increase and support adoption of our products by physicians and other healthcare providers.*
Physicians and other healthcare providers may be unwilling to adopt our products due to their reliance on existing traditional clinical and pathology staging criteria and our ability to generate revenue from our products would be significantly impaired if we were unable to educate physicians, healthcare providers, patients and third-party payors about the benefits and advantages of our products. Recently, the COVID-19 crisis has impacted our in-person healthcare interactions, such as field-based sales and medical affairs, and we have had to convert visits, programs and projects to be performed online and by telephone. Due to the uncertainties surrounding the duration and extent of the COVID-19 outbreak, our in-person healthcare interactions may continue to be limited and this may impact the effectiveness of our efforts. We will need to continue to educate physicians and pathologists about the benefits and cost-effectiveness of our products through published papers, presentations at scientific conferences, one-on-one marketing efforts by our sales force and one-on-one education by our medical affairs team. However, physicians and other healthcare providers may be reluctant to adopt our products in circumstances where our products are not incorporated into the current standard of care or practice guidelines. For example, while clinical utility of DecisionDx-Melanoma has been demonstrated in peer reviewed publications, the sentinel lymph node biopsy, or SLNB, surgery is the most widely used staging tool for determining a cutaneous melanoma patient’s metastatic risk. Whether healthcare providers adopt DecisionDx-Melanoma as a complementary or triage diagnostic method relative to the SLNB surgery will depend on our ability to increase awareness of DecisionDx-Melanoma and its clinical validation.
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
If we are unable to compete successfully, our business will suffer and we may be unable to increase or sustain our revenue or achieve sustained profitability.*
We face competition from companies and academic institutions that have either developed or may seek to develop products intended to compete with our products. Potential competitors within the broader genomics profiling space based on tissue sample collection include laboratory companies such as Laboratory Corporation of America and Myriad Genetics, and other companies which have strong infrastructures capable of supporting the commercialization of diagnostic services.
In addition, competitors may develop their own versions of our solutions in countries where we do not have patents or where our intellectual property rights are not recognized and compete with us in those countries, including encouraging the use of their solutions by physicians in other countries.
Some potential competitors may have longer operating histories, larger customer bases, greater brand recognition and market penetration, substantially greater financial, technological and research and development resources and selling and marketing capabilities, and more experience dealing with third-party payors. As a result, they may be able to respond more quickly to changes in customer requirements, devote greater resources to the development, promotion and sale of their products than we do or sell their products at prices designed to win significant levels of market share. We may not be able to compete effectively against these organizations. Increased competition and cost-saving initiatives on the part of governmental entities and other third-party payors are likely to result in pricing pressures, which could harm our sales, profitability or ability to gain market share. In addition, competitors may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies. Certain potential competitors may be able to secure key inputs from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to test development than we can. In addition, companies or governments that control access to testing through umbrella contracts or regional preferences could promote our competitors or prevent us from performing certain services. If we are unable to compete successfully against current and future competitors, our business will suffer and we may be unable to increase market acceptance and sales of our products, which could prevent us from increasing our revenue or achieving sustained profitability and could cause our stock price to decline. As we add new tests and services, we will face many of these same competitive risks for these new tests.
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

Risks Related to Reimbursement and Government Regulation
We currently have limited reimbursement coverage for our lead product, DecisionDx-Melanoma, and if third-party payors, including government and commercial payors, do not provide sufficient coverage of, or adequate reimbursement for, our products, our commercial success will be negatively affected.*
Our revenue depends on achieving broad coverage and adequate reimbursement for our products from third-party payors, including both government and commercial third-party payors. If third-party payors do not provide coverage of, or do not provide adequate reimbursement for, a substantial portion of the list price of our products, we may need to seek additional payment from the patient beyond any co-payments and deductibles, which may adversely affect demand for our products. Coverage determinations by a third-party payor may depend on a number of factors, including, but not limited to, a third-party payor’s determination of whether our products are appropriate, medically necessary or cost-effective. If we are unable to provide third-party payors with sufficient evidence of the clinical utility and validity of our products, they may not provide coverage, or may provide limited coverage, which will adversely affect our revenues and our ability to succeed. To the extent that more competitors enter our markets, the availability of coverage and the reimbursement rate for our products may decrease as we encounter pricing pressure from these competitors.
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
Under ASC 606, we recognize revenue at the amount we expect to be entitled, subject to a constraint for variable consideration, in the period in which our tests are delivered to the treating physician. We have determined that our contracts contain variable consideration under ASC 606 because the amounts paid by third-party payors may be paid at less than our standard rates or not paid at all, with such differences considered implicit price concessions. Variable consideration is recognized only to the extent it is probable that a significant reversal of revenue will not occur in future periods when the uncertainties are resolved. Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. Variable consideration for Medicare claims that are not covered by an LCD, including those claims subject to approval by an ALJ at an appeal hearing, is deemed to be fully constrained due to factors outside the Company’s influence (i.e., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. For these fully constrained claims, we generally recognize revenue upon receipt of a favorable appeal decision. In June 2017 we submitted to the Office of Medicare Hearings and Appeals, or OMHA, a request to participate in an appeal program developed with the intent of providing appellants a means to have large volumes of claim disputes adjudicated at an accelerated rate. We submitted 2,698 DecisionDx-Melanoma claims dating from 2013 through spring 2017 for adjudication on a consolidated basis. In March 2020, OMHA issued a decision denying payment on all of these claims. In accordance with ASC 606 and consistent with prior periods, the Company has not recognized (fully constrained the variable consideration) any revenues attributable to these claims in its financial statements pending the outcome of this matter. Although we plan to appeal the decision, there can be no assurances regarding the timing or the outcome of this or any other appeal decision. Due to potential future changes in

Medicare coverage policies and appeal cycles, insurance coverage policies, contractual rates and other trends in the reimbursement of our tests, our revenues may fluctuate significantly from period to period.
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
Also, on May 17, 2019, CMS determined that DecisionDx-Melanoma meets the criteria for “new ADLT” status. This means that from July 1, 2019 through March 31, 2020 the Medicare reimbursement rate will equal the initial list price of $7,193.00. The rate for April 1, 2020 through December 31, 2021 was calculated based upon the median private payor rate from July 1, 2019 to November 30, 2019. We submitted this data in December 2019 and CMS has notified us that the rate for April 1, 2020 through December 31, 2021 will be $7,193.00.
Beginning in 2022, the rate for both DecisionDx-UM and DecisionDx-Melanoma will be set annually based upon the median private payor rate for the first half of the second preceding calendar year. For example, the rate for 2022 will be set using median private payor rate data from January 1, 2020 to June 30, 2020.
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
The diagnostics industry is highly regulated, and we cannot assure you that the regulatory environment in which we operate will not change significantly and adversely in the future. In many instances, there are no significant regulatory or judicial interpretations of these laws and regulations. Although the U.S. Food and Drug Administration, or FDA, has statutory authority to assure that medical devices are safe and effective for their intended uses, the FDA has generally exercised its enforcement discretion and not enforced applicable regulations with respect to in vitro diagnostics that are designed, manufactured and used within a single laboratory. These tests are referred to as laboratory developed tests, or LDTs. We currently market our products as LDTs.
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
Changes in health care policy could increase our costs, decrease our revenues and impact sales of and reimbursement for our products.*
In March 2010, the ACA became law. This law substantially changed the way health care is financed by both government and commercial third-party payors, and significantly impacted our industry. The ACA contains a number of provisions that are expected to impact our business and operations, some of which in ways we cannot currently predict, including those governing enrollment in state and federal health care programs, reimbursement changes and fraud and abuse, which impact existing state and federal health care programs and will result in the development of new programs. Among other things, the ACA required medical device manufacturers to pay a sales tax equal to 2.3% of the price for which such manufacturer sells its medical devices, and began to apply to sales of taxable medical devices after December 31, 2012, but was suspended in 2016. Further, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the medical device tax and “Cadillac” tax on high-cost employer-sponsored health coverage and, effective January 1, 2021, also eliminates the health insurer tax.

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
On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, unless additional Congressional action is taken. The CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and business affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030.
We anticipate there will continue to be proposals by legislators at both the federal and state levels, regulators and commercial third-party payors to reduce costs while expanding individual healthcare benefits. For example, it is possible that additional governmental action is taken to address the COVID-19 crisis. Certain of these changes could impose additional limitations on the prices we will be able to charge for our products, the coverage of or the amounts of reimbursement available for our products from third-party payors, including government and commercial payors.
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

Risks Related to Employee Matters and Managing Growth and Other Risks Related to Our Business
We are highly dependent on the services of our key personnel.*
We are highly dependent on the services of our key personnel, including Derek J. Maetzold, our President and Chief Executive Officer. Although we have entered into agreements with them regarding their employment, they are not for a specific term and each of may terminate their employment with us at any time, though we are not aware of any present intention of any of these individuals to leave us, except as follows. As previously disclosed, in November 2019, Federico A. Monzon, M.D., our Chief Medical Officer, notified us of his intention to resign effective on or about April 1, 2020. Dr. Monzon has delayed his resignation and we now expect that he will remain as our Chief Medical Officer in a reduced capacity at least through the end of May 2020, but there can be no assurance of any continuation of his services.
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
On March 27, 2020, President Trump signed into law the CARES Act, which provides temporary relief from certain aspects of the Tax Cuts and Jobs Act that had imposed limitations on the utilization of certain losses, interest expense deductions, and minimum tax credits. We are currently in the process of assessing the tax-related provisions of the CARES Act and its potential impact on us.
At December 31, 2019, we had federal net operating loss carryforwards of approximately $57.4 million, of which $43.5 million will begin to expire in 2028 if not utilized to offset taxable income, and $13.9 million may be carried forward indefinitely.
Under the TCJA and CARES Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the TCJA. In addition, under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an ‘‘ownership change’’ (which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced an ownership change in the past and we may also experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.
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
International expansion of our business exposes us to business, regulatory, political, operational, financial, and economic risks associated with doing business outside of the United States.*
While we currently accept orders from customers outside of the United States, our historical business strategy has been directed toward customers within the United States. Our long-term business strategy contemplates potential international expansion. Doing business internationally involves a number of risks, including:

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
We are subject to the reporting requirements of the Exchange Act or the other rules and regulations of the SEC and any securities exchange relating to public companies. Sarbanes-Oxley, as well as rules subsequently adopted by the SEC and Nasdaq, to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory ‘‘say on pay’’ voting requirements that will apply to us when we cease to be an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management. We cannot assure you that we will satisfy our obligations as a public company on a timely basis.
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
Our business could be adversely affected by natural disasters, public health epidemics and other events beyond our control.*
Although we maintain crisis management plans, our business operations are subject to interruption by natural disasters and catastrophic events beyond our control, including, but not limited to, earthquakes, floods, fires, tornadoes and public health issues and epidemics. Further, outbreaks of epidemic diseases, such as the COVID-19 pandemic discussed above, or the fear of such events, could provoke responses, including government-imposed travel restrictions that could impede the mobility and effectiveness of our sales force, disrupt our operations or those of our suppliers and service providers. The ultimate impact of any health epidemic or pandemic is highly uncertain and could have a material impact on our operations.

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

•	regulatory or legal developments in the United States and other countries;

•	the level of expenses related to product development and clinical studies for our products;

•	our ability to achieve product development goals in the timeframe we announce;

•	announcements of clinical study results, regulatory developments, acquisitions, strategic alliances or significant agreements by us or by our competitors;

•	the success or failure of our efforts to acquire, license or develop additional tests;

•	recruitment or departure of key personnel;

•	the economy as a whole and market conditions in our industry;

•	the extent and duration of the impacts from the COVID-19 pandemic;

•	trading activity by a limited number of stockholders who together beneficially own a significant percentage of our outstanding common stock;

•	the size of our market float; and

•	any other factors discussed in this Quarterly Report on Form 10-Q.
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
The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of April 30, 2020, we had 17,220,032 shares of common stock outstanding. Shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act.
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
The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.*
Based upon shares outstanding as of March 31, 2020, our executive officers, directors and the known holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 51% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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
There has been no material change in our planned use of the net proceeds from the IPO as described in the final prospectus filed with the SEC on July 26, 2019 relating to our Registration Statements on Form S-1 (File Nos. 333-232369 and 333-232796).
Since the effective date of our registration statement through March 31, 2020, we have not used any of the net proceeds from the IPO. Pending such uses, we have invested, and plan to continue to invest, the balance of the net proceeds from the IPO in cash and cash equivalent securities or highly liquid investment securities.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
(a) On May 10, 2020, we entered into the Fourth Amendment to Loan and Security Agreement with Oxford and SVB, to amend the Loan and Security Agreement dated as of November 30, 2018, as amended on June 13, 2019, February 28, 2020 and March 4, 2020, by and among us and the Lenders (as further amended by the Fourth Amendment, the “Loan Agreement”). The Fourth Amendment, among other things, modified the structure of the financial covenant to require that we comply with either (i) the existing trailing three-month revenue covenant or (ii) a new liquidity ratio covenant, as of each quarterly measurement date. The liquidity ratio covenant requires a minimum ratio of 2.00 to 1.00 of (i) our unrestricted cash and cash equivalents (as defined in the Loan Agreement) held at SVB or its affiliates and (ii) our outstanding obligations under the 2018 LSA.
The foregoing description of the Fourth Amendment is not complete and is qualified in its entirety by reference to the full text of such agreement, a copy of which will be filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
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
4.1
Description of securities registered under Section 12 of the Exchange Act, incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 10, 2020.

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

10.1#*
Waiver and Second Amendment to Loan and Security Agreement, dated February 28, 2020, to Loan and Security Agreement, dated June 13, 2019, by and among the Registrant, Oxford Finance LLC and Silicon Valley Bank.

10.2#*	Third Amendment to Loan and Security Agreement, dated March 4, 2020, to Loan and Security Agreement, dated June 13, 2019, by and among the Registrant, Oxford Finance LLC and Silicon Valley Bank.
10.3+*	Non-Employee Director Compensation Policy, as amended effective April 1, 2020.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________________________

*	Filed herewith

**	Furnished herewith.

+	Indicates management contract or compensatory plan.

#
Certain portions of this exhibit (indicated by “[***]”) have been omitted as we have determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to us if publicly disclosed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASTLE BIOSCIENCES, INC.

Date:	May 11, 2020	By:	/s/ Derek J. Maetzold
Derek J. Maetzold President and Chief Executive Officer (Principal Executive Officer)

Date:	May 11, 2020	By:	/s/ Frank Stokes
Frank Stokes Chief Financial Officer (Principal Financial and Accounting Officer)