Form 10-Q
period 2020-06-30
CASTLE BIOSCIENCES INC
filed 2020-08-10
CIK 1447362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2020, there were 19,682,156 shares of common stock, $0.001 par value per share, issued and outstanding.

		Page
PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of June 30, 2020 (Unaudited) and December 31, 2019	1
	Unaudited Condensed Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2020 and 2019	2
	Unaudited Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2020 and 2019	3
	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019	5
	Notes to the Unaudited Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION	34
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	73
Item 3.	Defaults Upon Senior Securities	73
Item 4.	Mine Safety Disclosures	73
Item 5.	Other Information	73
Item 6.	Exhibits	73
SIGNATURES		75

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

CASTLE BIOSCIENCES, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$179,759	$98,845
Accounts receivable, net	12,528	14,648
Inventory	1,667	1,237
Prepaid expenses and other current assets	1,717	1,951
Total current assets	195,671	116,681

Long-term accounts receivable, net	652	870
Property and equipment, net	5,024	2,060
Other assets – long-term	199	135
Total assets	$201,546	$119,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,495	$1,865
Accrued compensation	4,651	5,779
Medicare advance payment	8,350	—
Other accrued liabilities	2,746	1,812
Current portion of long-term debt	10,000	5,833
Total current liabilities	28,242	15,289
Long-term debt	14,741	19,289
Deferred rent and other liabilities	941	55
Total liabilities	43,924	34,633
Commitments and Contingencies (Note 9)
Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of June 30, 2020 and December 31, 2019; no shares issued and outstanding as of June 30, 2020 and December 31, 2019.	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 19,373,869 and 17,130,907 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively.	19	17
Additional paid-in capital	210,621	137,308
Accumulated deficit	(53,018)	(52,212)
Total stockholders’ equity	157,622	85,113
Total liabilities and stockholders’ equity	$201,546	$119,746

The accompanying notes are an integral part of these unaudited condensed financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
NET REVENUES	$12,715	$10,739	$30,133	$19,456
COST OF SALES	2,146	1,993	4,537	3,591
Gross margin	10,569	8,746	25,596	15,865
OPERATING EXPENSES AND OTHER OPERATING INCOME
Research and development	2,704	1,317	5,617	2,711
Selling, general and administrative	10,392	6,821	21,470	12,868
Other operating income	(1,882)	—	(1,882)	—
Total operating expenses, net	11,214	8,138	25,205	15,579
Operating income (loss)	(645)	608	391	286
Interest income	38	5	336	26
Interest expense	(769)	(1,693)	(1,533)	(2,717)
Other expense, net	—	(189)	—	(222)
Loss before income taxes	(1,376)	(1,269)	(806)	(2,627)
Income tax expense	—	—	—	—
Net loss and comprehensive loss	(1,376)	(1,269)	(806)	(2,627)
Convertible preferred stock cumulative dividends	—	939	—	1,867
Accretion of redeemable convertible preferred stock to redemption value	—	57	—	113
Net loss and comprehensive loss attributable to common stockholders	$(1,376)	$(2,265)	$(806)	$(4,607)

Loss per share attributable to common stockholders:
Basic	$(0.08)	$(1.05)	$(0.05)	$(2.26)
Diluted	$(0.08)	$(1.05)	$(0.05)	$(2.26)

Weighted-average shares outstanding:
Basic	17,544	2,153	17,458	2,036
Diluted	17,544	2,153	17,458	2,036

The accompanying notes are an integral part of these unaudited condensed financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
(in thousands, except share data)

	Convertible Preferred Stock Series C		Redeemable Convertible Preferred Stock Series A, B, D, E-1, E-2, E-2A, E-3 and F		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, APRIL 1, 2019	503,056	$1,501	9,456,775	$45,051	—	$—	1,916,701	$2	$9,412	$(58,847)	$(49,433)
Stock compensation expense	—	—	—	—	—	—	—	—	139	—	139
Exercise of common stock options	—	—	—	—	—	—	275,760	—	416	—	416
Accretion of redeemable convertible preferred stock to redemption value:
Series E-1	—	—	—	1	—	—	—	—	(1)	—	(1)
Series E-3	—	—	—	3	—	—	—	—	(3)	—	(3)
Series F	—	—	—	53	—	—	—	—	(53)	—	(53)
Net loss	—	—	—	—	—	—	—	—	—	(1,269)	(1,269)
BALANCE, JUNE 30, 2019	503,056	$1,501	9,456,775	$45,108	—	$—	2,192,461	$2	$9,910	$(60,116)	$(50,204)

BALANCE, APRIL 1, 2020	—	$—	—	$—	—	$—	17,203,496	$17	$139,559	$(51,642)	$87,934
Stock compensation expense	—	—	—	—	—	—	—	—	1,653	—	1,653
Exercise of common stock options	—	—	—	—	—	—	170,373	—	330	—	330
Public offering of common stock, net of underwriting discounts, commissions and offering costs	—	—	—	—	—	—	2,000,000	2	69,079	—	69,081
Net loss	—	—	—	—	—	—	—	—	—	(1,376)	(1,376)
BALANCE, JUNE 30, 2020	—	$—	—	$—	—	$—	19,373,869	$19	$210,621	$(53,018)	$157,622

The accompanying notes are an integral part of these unaudited condensed financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)
(UNAUDITED)
(in thousands, except share data)

	Convertible Preferred Stock Series C		Redeemable Convertible Preferred Stock Series A, B, D, E-1, E-2, E-2A, E-3 and F		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2019	503,056	$1,501	9,456,775	$44,995	—	$—	1,916,224	$2	$921	$(57,489)	$(56,566)
Stock compensation expense	—	—	—	—	—	—	—	—	307	—	307
Exercise of common stock options	—	—	—	—	—	—	276,237	—	417	—	417
Accretion of redeemable convertible preferred stock to redemption value:
Series E-1	—	—	—	2	—	—	—	—	(2)	—	(2)
Series E-3	—	—	—	6	—	—	—	—	(6)	—	(6)
Series F	—	—	—	105	—	—	—	—	(105)	—	(105)
Recognition of beneficial conversion feature on convertible promissory notes	—	—	—	—	—	—	—	—	8,378	—	8,378
Net loss	—	—	—	—	—	—	—	—	—	(2,627)	(2,627)
BALANCE, JUNE 30, 2019	503,056	$1,501	9,456,775	$45,108	—	$—	2,192,461	$2	$9,910	$(60,116)	$(50,204)

BALANCE, JANUARY 1, 2020	—	$—	—	$—	—	$—	17,130,907	$17	$137,308	$(52,212)	$85,113
Stock compensation expense	—	—	—	—	—	—	—	—	3,230	—	3,230
Exercise of common stock options	—	—	—	—	—	—	202,975	—	401	—	401
Issuance of common stock under the employee stock purchase plan	—	—	—	—	—	—	39,987	—	603	—	603
Public offering of common stock, net of underwriting discounts, commissions and offering costs	—	—	—	—	—	—	2,000,000	2	69,079	—	69,081
Net loss	—	—	—	—	—	—	—	—	—	(806)	(806)
BALANCE, JUNE 30, 2020	—	$—	—	$—	—	$—	19,373,869	$19	$210,621	$(53,018)	$157,622

The accompanying notes are an integral part of these unaudited condensed financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(806)	$(2,627)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	193	163
Stock compensation expense	3,230	307
Amortization of intangibles	—	4
Amortization of debt discounts and issuance costs	452	1,250
Change in fair value of preferred stock warrant liability	—	86
Change in fair value of embedded derivative	—	136
Change in operating assets and liabilities:
Accounts receivable	2,337	3,625
Prepaid expenses and other current assets	234	(99)
Inventory	(430)	331
Other assets	(62)	(11)
Accounts payable	444	(524)
Accrued compensation	(1,127)	(1,786)
Medicare advance payment	8,350	—
Other accrued liabilities	263	902
Deferred rent and other liabilities	172	13
Net cash provided by operating activities	13,250	1,770

INVESTING ACTIVITIES
Purchases of property and equipment	(2,256)	(424)
Net cash used in investing activities	(2,256)	(424)

FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of underwriting discounts, commissions and offering costs	69,530	—
Proceeds from issuance of convertible promissory notes (including $4,756 from related parties for the six months ended June 30, 2019), net of issuance costs	—	11,695
Proceeds from issuance of term debt, net of issuance costs	—	1,776
Repayments on term debt	(833)	—
Repayments on line of credit	—	(1,791)
Payments of deferred offering costs	—	(454)
Proceeds from exercise of common stock options	400	417
Proceeds from contributions to the employee stock purchase plan	823	—
Net cash provided by financing activities	69,920	11,643

NET CHANGE IN CASH AND CASH EQUIVALENTS	80,914	12,989
Beginning of period	98,845	4,479
End of period	$179,759	$17,468

CASTLE BIOSCIENCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2020	2019
DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued purchases of property and equipment	$194	$12
Property and equipment acquired with tenant improvement allowance	$714	$—
Common stock and debt issuance costs incurred but not paid	$451	$1,205

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
The Company experienced a decline in test report volume in the second quarter of 2020, which it believes is linked to delays and/or cancellations in patient visits, resulting in reduced diagnostic biopsies and thus reduced diagnoses of cutaneous melanoma in response to COVID-19. The extent to which COVID-19 may further impact the Company’s business, results of operations, financial condition and cash flows will depend on future developments, which are highly uncertain and cannot be predicted with confidence.
In response to COVID-19, the United States government has passed legislation and taken other actions to provide financial relief to companies and other organizations affected by the pandemic. Refer to Note 2 for information on certain payments received by the Company in April 2020 as a result of these actions. The Company intends to fund planned operations for the next 12 months using a portion of its cash and cash equivalents on hand, which totaled $179.8 million at June 30, 2020, and collections from test report sales.

2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’). The Company has no subsidiaries and all operations are conducted by the Company.
Unaudited Interim Financial Information
The accompanying condensed balance sheet as of June 30, 2020; the condensed statements of operations and comprehensive loss, the condensed statements of convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2020 and 2019; and the condensed statements of cash flows for the six months ended June 30, 2020 and 2019 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2020 and the results of its operations and its cash flows for the three and six months ended June 30, 2020 and 2019. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2020 and 2019 are also unaudited. The results for the three and six months ended June 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period. The balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim financial statements. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 10, 2020.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates include revenue recognition, the valuation of stock-based compensation, assessing future tax exposure and the realization of deferred tax assets, the useful lives and recoverability of property and equipment, and contingent liabilities. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and assumptions. The Company has considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and while there was not a material impact to the Company’s condensed financial statements as of and for the three and six months ended June 30, 2020, the extent to which the COVID-19 pandemic may impact the Company’s estimates is uncertain and subject to change.
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
In the absence of LCD coverage or contractually established reimbursements rates, the Company has concluded that its contracts include variable consideration because the amounts paid by Medicare or commercial health insurance carriers may be paid at less than the Company’s standard rates or not paid at all, with such differences considered implicit price concessions. Variable consideration attributable to these price concessions is measured at the expected value using the ‘‘most likely amount’’ method under ASC 606. The amounts are determined by historical average collection rates by test type and payor category taking into consideration the range of possible outcomes, the predictive value of the Company’s past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of the Company’s influence, such as the judgment and actions of third parties. Such variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. Variable consideration may be constrained and excluded from the transaction price in situations where there is no contractually agreed upon reimbursement coverage or in the absence of a predictable pattern and history of collectability with a payor. Variable consideration for Medicare claims that are not covered by an LCD, including those claims subject to approval by an ALJ at an appeal hearing, is deemed to be fully constrained due to factors outside the Company’s influence (i.e., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. Included in revenues for the three months ended June 30, 2020 and 2019 were $2,291,000 and $3,257,000, respectively, of revenue increases associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods. Such amounts of variable consideration for the six months ended June 30, 2020 and 2019 were revenue increases of $1,048,000 and $2,794,000, respectively. These amounts include (i) adjustments for actual collections versus estimated amounts and (ii) cash collections and the related recognition of revenue in current period for tests delivered in prior periods due to the release of the constraint on variable consideration.
Because the Company’s contracts with customers have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606 to not disclose information about its remaining performance obligations. Any incremental costs to obtain contracts are recorded as selling, general and administrative expense as incurred due to the short duration of the Company’s contracts. Contract balances consisted of accounts receivable (both current and noncurrent) and the Medicare advance payment (discussed further below) as of June 30, 2020 and consisted solely of accounts receivable (both current and noncurrent) as of December 31, 2019.
Medicare Advance Payment
On April 16, 2020, the Company received an advance payment of $8.3 million (the “Advance Payment”) from the Centers for Medicare & Medicaid Services (“CMS”) under its Accelerated and Advance Payment Program, which was recently expanded to provide increased cash flow to service providers during the COVID-19 pandemic. Starting on August 14, 2020 (120 days after the issuance of the Advance Payment), the recoupment process will begin, and all claims the Company submits for reimbursement to Medicare will be applied against the balance of the Advance Payment. If the Advance Payment is not fully recovered by CMS by November 12, 2020 (210 days from the issuance of the Advance Payment), the Company will make arrangements with its Medicare Administrative Contractor for CMS to recoup the remaining balance. The Company has recorded the receipt of the Advance Payment as a current liability on its balance sheet in the second quarter of 2020. The Company will reduce the balance as it is applied to new claims or is otherwise recouped by CMS. As of June 30, 2020, no revenue has been recognized related to any portion of the Advance Payment.
DecisionDx-Melanoma Claims Consolidation
In June 2017, the Company submitted to the Office of Medicare Hearings and Appeals (‘‘OMHA’’) a formal request to participate in a program that OMHA developed with the intent of providing appellants a means to have large volumes of claim

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

disputes adjudicated at an accelerated rate. The program consolidates outstanding claims at the ALJ level and uses a statistical-sampling approach where five ALJs will determine reimbursement results for a sample of claims which are then extrapolated to the universe of claims. The consolidation includes 2,698 DecisionDx-Melanoma claims dating from 2013 through spring 2017. Hearings were held in April 2019 with a supplemental hearing in May 2019. On March 12, 2020, OMHA issued a decision denying payment on all claims in the consolidation. The Company has filed an appeal to the decision, although no ruling on such appeal has been issued to date. In accordance with ASC 606 and consistent with prior periods, the Company has not recognized (fully constrained the variable consideration) any revenues attributable to these claims in its financial statements pending the outcome of this matter.
Payor Concentration
The Company relies upon reimbursements from third-party government payors (primarily Medicare) and private-payor insurance companies to collect accounts receivable related to sales of its diagnostic tests.
The Company’s significant third-party payors and their related revenues as a percentage of total revenues and accounts receivable balances are as follows:

	Percentage of Revenues
	Six Months Ended June 30,		Percentage of Accounts Receivable (current)		Percentage of Accounts Receivable (non-current)
	2020	2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Medicare	58%	45%	9%	7%	—%	—%
Medicare Advantage plans	29%	22%	37%	41%	10%	18%
United Healthcare	*	9%	2%	9%	—%	—%
BlueCross BlueShield plans	6%	7%	29%	25%	51%	46%

*Less than 1%
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
The Company accrues an allowance for doubtful accounts against its accounts receivable when it is probable that an account is not collectible, based on write off history, credit risk of specific accounts, aging analysis and other information available on specific accounts. The Company generally does not perform evaluations of customers’ financial condition and generally does not require collateral. Accounts receivable are written off when all efforts to collect the balance have been exhausted. Historically, the Company’s bad debt expense has not been significant. The allowance for doubtful accounts was zero as of June 30, 2020 and December 31, 2019. Adjustments for implicit price concessions attributable to variable consideration, as discussed above, are incorporated into the measurement of the accounts receivable balances and are not part of the allowance for doubtful accounts.
Other Operating Income
Other operating income consists of an automatic payment of $1.9 million that the Company received on April 10, 2020 from the U.S. Department of Health and Human Services (“HHS”) pursuant to the Coronavirus Aid, Relief and Economic Security Act enacted on March 27, 2020, also known as the CARES Act, out of relief funds allocated by HHS to healthcare providers to reimburse healthcare related expenses or lost revenues attributable to COVID-19. This automatic payment was calculated by HHS in proportion to the providers’ share of Medicare fee-for-service reimbursements in 2019 and was applicable to all facilities and providers that received Medicare fee-for-service reimbursements in 2019. As determined by HHS, the funds will not need to be repaid.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
Accrued Compensation
The Company accrues for liabilities under discretionary employee and executive bonus plans. These estimated compensation liabilities are based on progress against corporate objectives approved by the Company’s board of directors, compensation levels of eligible individuals, and target bonus percentage levels. The board of directors reviews and evaluates the performance against these objectives and ultimately determines what discretionary payments are made. The Company also accrues for liabilities under employee sales incentive bonus plans with accruals based on performance achieved to date compared to established targets. As of June 30, 2020 and December 31, 2019, the Company accrued $3,060,000 and $4,785,000, respectively, for liabilities associated with these bonus plans. These amounts are classified as current or noncurrent accrued liabilities in the balance sheets based on the expected timing of payment.
CARES Act Payroll Tax Deferral
The CARES Act permits employers to defer the payment of the employer share of social security taxes due for the period beginning March 27, 2020 and ending December 31, 2020. Of the amounts deferred, 50% are required to be paid by December 31, 2021 and the remaining 50% are required to be paid by December 31, 2022. The Company began deferring payment of the employer share of social security taxes in May 2020. As of June 30, 2020, the Company had deferred payment of $176,000 of such taxes, which are classified as noncurrent liabilities in the balance sheet.
Comprehensive Loss
Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss was the same as its reported net loss for all periods presented.
Accounting Pronouncements Yet to be Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes FASB ASC Topic 840, Leases (Topic 840), and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method for finance leases or on a straight-line basis over the term of the lease for operating leases. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. For companies that are not emerging growth companies (‘‘EGCs’’), ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. For EGCs, the ASU was to be effective for fiscal years beginning after December 15, 2019. However, in November 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates (“ASU 2019-10”), which included a one-year deferral of the effective date of ASU 2016-02 for certain entities. In June 2020, the FASB issued ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, which further defers the effective date for certain entities. As a result, the ASU is now effective for EGCs for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company expects to adopt the new standard in the fourth quarter of 2022 using the modified retrospective method, under which the Company will apply Topic 842 to existing and new leases as of January 1, 2022, but prior periods will not be restated and will continue to be reported under Topic 840 guidance in effect during those periods. The Company anticipates that the adoption will not have a material impact on its statements of operations and comprehensive loss or its statements of cash flows but expects to recognize right-of-use assets and liabilities for lease obligations associated with its operating leases.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (“ASU 2016-13”), which requires the measurement of expected credit losses for financial instruments carried at amortized cost, such as accounts receivable, held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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

3. Loss Per Share
Loss per share is computed by dividing net loss attributable to common stockholders for the period by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding includes shares associated with an outstanding warrant, issued in July 2019, to purchase 209,243 shares of common stock, which are deemed to have been issued for purposes of calculating basic and diluted loss per share, due to the nominal exercise price. On July 29, 2019, the Company completed the initial public offering of its common stock (the “IPO”), in which it issued and sold 4,600,000 shares of common stock. Also on that date, all of the Company’s outstanding convertible preferred stock and convertible promissory notes automatically converted into 8,181,992 and 1,661,106 shares, respectively, of common stock and certain outstanding warrants to purchase Series F convertible redeemable preferred stock were net exercised for an aggregate of 27,207 shares of common stock. On June 29, 2020, the Company completed a follow-on public offering in which it issued and sold 2,000,000 shares of common stock, as discussed further in Note 10. The foregoing shares are included in the Company’s weighted-average number of common shares outstanding starting on the respective issuance/conversion dates.
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

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Due to the Company reporting a net loss attributable to common stockholders for all periods presented, all potentially dilutive securities are antidilutive and are excluded from the computations of diluted loss per share for all such periods.
The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in the Company’s calculation of diluted loss per share for the three and six months ended June 30, 2020 and 2019 because to do so would be antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Convertible preferred stock	—	8,171	—	8,171
Convertible promissory notes(1)	—	920	—	729
Stock options	2,728	1,901	2,715	1,827
Common stock warrants	35	—	35	—
Preferred stock warrants	—	141	—	141
Employee stock purchase plan	107	—	105	—
Total	2,870	11,133	2,855	10,868

(1)Based on conversion of the aggregate principal amount, plus accrued interest thereon, of the convertible promissory notes into shares of common stock based on the IPO price of $16.00 per share and assuming the occurrence of such conversion as of the beginning of 2019 or the date of issuance, if later.

4. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Lab equipment	$1,674	$1,563
Computer equipment	1,044	887
Leasehold improvements	635	635
Furniture and fixtures	215	176
Construction in progress	2,852	2
Total	6,420	3,263
Less accumulated depreciation	(1,396)	(1,203)
Property and equipment, net	$5,024	$2,060
Depreciation expense was recorded in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of sales	$74	$69	$140	$133
Research and development	3	1	5	3
Selling, general and administrative	25	16	48	27
Total	$102	$86	$193	$163

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

5. Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued service fees	$1,883	$1,162
Accrued interest	172	184
Employee stock purchase plan contributions	438	218
Accrued royalties	164	169
Accrued state income taxes	79	79
Other	10	—
Total	$2,746	$1,812

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
The Company determined that certain features of the Q1 2019 Notes were subject to bifurcation and separate accounting under ASC 815-15, Embedded Derivatives. The embedded derivative was recorded at fair value each reporting period, with changes in fair value recorded as “other expense, net” in the statements of operations and comprehensive loss. No hedge accounting treatment was applied. The Company also determined the Q1 2019 Notes contained a beneficial conversion feature under ASC 470-20, Debt with Conversion and Other Options, related to the optional conversion of the Q1 2019 Notes into Series F redeemable convertible preferred stock at maturity. The debt discounts created from the initial recognition of the embedded derivative and the beneficial conversion feature were being amortized to interest expense over the life of the debt using the effective interest method. Amortization of discounts and issuance costs on the Q1 2019 Notes totaled $767,000 for the three months ended June 30, 2019 and $971,000 for the six months ended June 30, 2019 and were included in interest expense.
The amounts recognized in net loss for three and six months ended June 30, 2019 for the embedded derivative liability are as follows (in thousands):

		Gain (Loss) Recognized in Net Loss
	Statement of Operations and Comprehensive Loss Location	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Derivatives Not Classified as Hedging Instruments
Embedded derivative in convertible promissory notes	Other expense, net	$(90)	$(136)

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

7. Long-Term Debt
The Company’s long-term debt balances are presented in the table below (in thousands):

	June 30, 2020	December 31, 2019
Term debt	$25,854	$26,688
Unamortized discount and issuance costs	(1,113)	(1,566)
Total long-term debt	24,741	25,122
Less: Current portion of long-term debt	(10,000)	(5,833)
Total long-term debt, less current portion	$14,741	$19,289
The Company has a Loan and Security Agreement (the ‘‘2018 LSA’’) with Oxford Finance LLC (‘‘Oxford’’), as collateral agent, and Oxford and Silicon Valley Bank (‘‘SVB’’) as equal syndicated lenders (collectively, the ‘‘Lenders’’). The 2018 LSA currently consists of a $25.0 million secured term loan credit facility (the ‘‘Term Loan’’). The Company’s obligations under the 2018 LSA are secured by substantially all of its assets, excluding intellectual property and subject to certain other exceptions and limitations. The Company has the right to prepay the Term Loan in whole or in part at any time, subject to a prepayment fee of 1.50% prior to November 30, 2020 and 0.75% thereafter. Upon prepayment, the Company is also obligated to pay a non-refundable early termination fee of $497,000. Amounts prepaid or repaid under the Term Loan may not be reborrowed. The 2018 LSA contains a financial covenant, which is discussed further below.
Previously, the financial covenant in the 2018 LSA was based on a trailing three-month revenue target tested monthly throughout the term of the agreement. In February 2020, the Company entered into a second amendment of the 2018 LSA (the “Second Amendment”) that, among other things, changed the covenant from being tested monthly to quarterly testing. In March 2020, the Company entered into a third amendment of the 2018 LSA (the “Third Amendment”) with the Lenders to establish revenue targets for the year ending December 31, 2020, which were calculated a percentage of the Company’s previously approved quarterly revenue projections. For quarterly periods ending after December 31, 2020, the trailing three-month revenue requirements will be determined by the Lenders upon receipt and review of the Company’s quarterly financial projections for the year, subject to certain specified criteria regarding minimum requirements. Revenues, if any, that the Company recognizes as a result of an ALJ appeal process from consolidated claims initiatives for DecisionDx-Melanoma do not count toward the minimum revenue requirements.
On May 10, 2020, the Company entered into a fourth amendment of the 2018 LSA (the “Fourth Amendment”) to modify the covenant structure such that the Company is required to comply with either (i) the trailing three-month revenue target or (ii) a liquidity ratio, in both cases measured quarterly. The liquidity ratio covenant requires that the ratio of (i) unrestricted cash and cash equivalents (as defined in the 2018 LSA) held at SVB or its affiliates to (ii) the outstanding obligations under the 2018 LSA be at least 2.00 to 1.00. As of June 30, 2020, the Company was in compliance with this covenant by satisfying the liquidity ratio test, with a liquidity ratio of 6.89 to 1.00 as of June 30, 2020.
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
The Term Loan bears interest at a floating rate equal to the greater of (1) 8.55% and (2) the 30-day U.S. LIBOR rate as reported in the Wall Street Journal on the last business day of the month that precedes the month in which the interest will accrue, plus 6.48%. The applicable interest rate on the Term Loan was 8.55% as of June 30, 2020 and December 31, 2019. Interest on the Term Loan is payable monthly in arrears. The Company is permitted to make interest-only payments on the Term Loan through

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

May 31, 2020. As required, the Company began to repay the principal in 30 equal monthly installments of $833,333 each beginning on June 1, 2020. All unpaid principal and accrued and unpaid interest are due on November 1, 2022 (the “Term Loan Maturity Date”). The Company is also obligated to make an additional final payment of 6.75% of the aggregate original principal amount, or $1,687,500, upon any prepayment or on the Term Loan Maturity Date. The final payment amount is being amortized as additional interest expense using the effective interest method over the term of the debt.

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
The table below provides information, by level within the fair value hierarchy, of the Company’s financial assets and financial liabilities that are accounted for at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 (in thousands):

	As of June 30, 2020
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds(1)	$178,643	$—	$—	$178,643

	As of December 31, 2019
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds(1)	$98,389	$—	$—	$98,389

(1)Classified as “Cash and cash equivalents” in the condensed balance sheets.

9. Commitments and Contingencies
From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. The Company believes there is no threatened litigation or litigation pending that could have, individually or in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

10. Stockholders’ Equity
Common Stock Offering
On June 29, 2020, the Company issued and sold 2,000,000 shares of its common stock in a follow-on public offering at a price of $37.00 per share. The Company received approximately $69.1 million in net proceeds, after deducting underwriting discounts and commissions and offering costs (including $0.5 million in offering costs that were incurred but not paid as of June 30, 2020). In connection with the offering, the Company granted the underwriters a 30-day option to purchase up to 300,000 additional shares of common stock at the public offering price, less underwriting discounts and commissions. On July 2, 2020, the Company issued and sold an additional 300,000 shares of common stock pursuant to the underwriters’ exercise in full of their option to purchase additional shares, which resulted in additional net proceeds to the Company of $10.4 million.
Common Stock Warrants
Information about common stock warrants outstanding as of June 30, 2020 and December 31, 2019 are presented in the table below:

Expiration date	Number of shares	Exercise price
July 12, 2026	209,243	$0.001
March 31, 2027	26,428	$7.10
November 30, 2028	8,809	$7.10
Total	244,480

The common stock warrants are classified as stockholders’ equity and no adjustments are recorded for changes in fair value.

11. Stock Incentive Plans and Stock-Based Compensation
Stock Incentive Plans
Activity under the Company’s stock plans for the six months ended June 30, 2020 is set forth below:

			Weighted-Average
	Shares Available for Grant	Stock Options Outstanding	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2019	863,127	2,637,966	$13.30
Additional options authorized	856,545	—	—
Granted	(290,120)	290,120	$33.04
Exercised	—	(202,975)	$1.97
Forfeited/Canceled	24,850	(24,850)	$26.44
Balance as of June 30, 2020	1,454,402	2,700,261	$16.15	8.62	$58,172
Exercisable at June 30, 2020 (1)		628,392	$2.56	7.06	$22,076

(1)Vested and exercisable options. Additionally, outstanding unvested options to purchase an aggregate of 97,097 shares of common stock with a weighted-average exercise price of $2.39 per share may be exercised prior to vesting as of June 30, 2020 under early-exercise provisions. In the event of such exercise, the shares obtained upon exercise would be restricted and subject to forfeiture prior to vesting. No such early exercises have occurred as of June 30, 2020.
Employee Stock Purchase Plan
The ESPP provides for certain automatic increases in the number of shares of common stock reserved for issuance, which resulted in an additional 171,309 shares becoming available under the ESPP effective January 1, 2020. On February 28, 2020, the Company issued 39,987 shares of its common stock under a scheduled purchase under the ESPP. As of June 30, 2020, 543,257 shares remained available for issuance under the ESPP.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Determining Fair Value - Summary of Assumptions
The Company uses the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or any other measurement date. The following table sets forth the assumptions used to determine the fair value of stock options:

	Six Months Ended June 30,
	2020	2019
Average expected term (years)	6	6
Expected stock price volatility	59.15% - 63.80%	58.22% - 58.84%
Risk-free interest rate	0.41% - 1.76%	1.82% - 2.47%
Dividend yield	—%	—%
The following table sets forth assumptions used to determine the fair value of the purchase rights issued under the ESPP:

	Six Months Ended June 30,
	2020	2019
Average expected term (years)	1.2	Not applicable
Expected stock price volatility	56.80% - 63.65%	Not applicable
Risk-free interest rate	0.84% - 0.95%	Not applicable
Dividend yield	—%	Not applicable
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
Stock-Based Compensation Expense
Stock-based compensation expense related to stock options and the ESPP is included in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of sales	$200	$12	$406	$22
Research and development	231	27	465	47
Selling, general and administrative	1,222	100	2,359	238
Total stock-based compensation expense	$1,653	$139	$3,230	$307

For the six months ended June 30, 2020 and 2019, the weighted-average grant date fair value of options granted was $18.69 and $1.95 per option, respectively, and the weighted-average grant date fair value of the purchase rights granted under the ESPP was $12.70 and nil per share, respectively. As of June 30, 2020, the total unrecognized compensation cost related to stock options and the ESPP was $20,533,000 and $867,000, respectively, which is expected to be recognized on a straight-line basis over a weighted-average period of 3.0 years and 1.3 years, respectively. The total unrecognized compensation costs will be adjusted for forfeitures in future periods as they occur.

12. Subsequent Events
As discussed in Note 10, the underwriters in the Company’s June 2020 follow-on public offering of common stock had a 30-day option to purchase up to 300,000 additional shares of common stock at the public offering price of $37.00 per share, less underwriting discounts and commissions. On July 2, 2020, the Company issued and sold 300,000 shares of common stock

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

pursuant to the underwriters’ exercise in full of their option to purchase additional shares, which resulted in additional net proceeds to the Company of $10.4 million.

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
We also have two late-stage proprietary products in development that address cutaneous squamous cell carcinoma, or SCC, and suspicious pigmented lesions. We expect to commercially launch our SCC proprietary GEP test, DecisionDx-SCC, at the beginning of September 2020. As it relates to our proprietary GEP test for suspicious pigmented lesions, we believe we remain on track to launch this test in the second half of 2020. These indications are areas of high clinical need in dermatological cancer and, together, represent an additional addressable market of approximately 500,000 patients in the United States.
We have processed over 60,000 clinical samples since commercial launch and our annual revenue increased from $22.8 million in 2018 to $51.9 million in 2019. For the six months ended June 30, 2020, our revenue was $30.1 million compared to $19.5 million for the six months ended June 30, 2019.

The numbers of DecisionDx-Melanoma and DecisionDx-UM test reports delivered by us during the six months ended June 30, 2020 and 2019 and for the year ended December 31, 2019 are presented in the table below:

	DecisionDx- Melanoma	DecisionDx-UM	Total
Q1 2020	4,574	361	4,935
Q2 2020	3,008	306	3,314
For the six months ended June 30, 2020	7,582	667	8,249

Q1 2019	3,232	360	3,592
Q2 2019	3,691	376	4,067
For the six months ended June 30, 2019	6,923	736	7,659
Q3 2019	4,126	356	4,482
Q4 2019	4,480	434	4,914
For the year ended December 31, 2019	15,529	1,526	17,055
For the three months ended March 31, 2020, new ordering clinicians (first time ordering a test) for our DecisionDx-Melanoma test grew by 43% compared to the same period in 2019. However, for the three months ended June 30, 2020, new ordering clinicians for DecisionDx-Melanoma decreased by 43% as compared to the same period in 2019, and for the six months ended June 30, 2020, new ordering clinicians for Decision Dx-Melanoma decreased by 6% as compared to the same period in 2019. We believe this is reflective of the impacts of the COVID-19 pandemic, as discussed further below.
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
On May 17, 2019, the Centers for Medicare & Medicaid Services, or CMS, determined that DecisionDx-UM meets the criteria for existing advanced diagnostic laboratory test, or ADLT, status, also referred to as “existing ADLT” status. Accordingly, in 2021 the DecisionDx-UM Medicare rate will be set annually based upon the median private payor rate for the first half of the second preceding calendar year. Specifically, the median private payor rate from January 1 to June 30, 2019 will be used to set the Medicare rate for the calendar year 2021. We submitted this data in January 2020. Note that our rate for 2020 will be set by Noridian Healthcare Solutions, LLC, or Noridian, our local Medicare Administrative Contractor, or MAC.
Also, on May 17, 2019, CMS determined that DecisionDx-Melanoma meets the criteria for ‘‘new ADLT’’ status. Accordingly, from July 1, 2019 through March 31, 2020 the Medicare reimbursement rate was equal to the initial list price of $7,193.00. From April 1, 2020 through December 31, 2021, CMS notified us that the rate will also be $7,193.00, which was calculated based upon the median private payor rate for DecisionDx-Melanoma from July 1, 2019 to November 30, 2019.
Beginning in 2022, the rate for both DecisionDx-UM and DecisionDx-Melanoma will be set annually based upon the median private payor rate for the first half of the second preceding calendar year. For example, the rate for 2022 will be set using median private payor rate data from January 1, 2020 to June 30, 2020.

To date, in addition to the revenue generated from the sale of our products, we have financed our operations through our initial public offering of common stock in July 2019, or the IPO, a follow-on public offering of common stock in June 2020, private placements of preferred stock, convertible promissory notes and bank debt. We believe that our existing cash and cash equivalents and anticipated cash generated from sales of our products will be sufficient to fund our operations for the foreseeable future. However, we have based these estimates on assumptions, including those related to the impact of COVID-19 on our financial condition, that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
Our net income (losses) may fluctuate significantly from period to period, depending on the timing of our planned development activities, the growth of our sales and marketing activities and the timing of revenue recognition under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or ASC 606. We expect our expenses will increase substantially over time as we:
•execute clinical studies to generate evidence supporting our current and future product candidates;
•execute our commercialization strategy for our current and future products;
•continue our ongoing and planned development of new products;
•seek to discover and develop additional product candidates;
•hire additional scientific and research and development staff; and
•add additional operational, financial and management information systems and personnel.
Furthermore, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses.

Impact of COVID-19 Pandemic
We are continuing to closely monitor the impact of the COVID-19 pandemic on our business and are taking proactive efforts designed to protect the health and safety of our workforce, continue our business operations and advance our corporate objectives. We are providing the following update with respect to the impact of COVID-19 on our business:

•To date, we have maintained uninterrupted business operations with normal turnaround times for our delivery of test reports. We have implemented adjustments to our operations designed to keep employees safe and comply with federal, state and local guidelines, including those regarding social distancing.
•We have experienced declines in orders and test report volume beginning primarily in April 2020, which we believe is linked to delays and/or cancellations in patient visits, resulting in reduced diagnostic biopsies and thus reduced diagnoses of cutaneous melanoma in response to COVID-19. Orders for our lead product, DecisionDx-Melanoma, declined 45% in April 2020 and 39% in May 2020, each compared to the same periods in 2019. However, we saw year-over-year growth in the month of June 2020, with orders increasing by 10% compared to the same period in 2019, and also saw year-over-year growth in the month of July 2020. We believe the improvement in DecisionDx-Melanoma test orders since April 2020 is driven in part by the reopening of dermatology practices and rescheduled patient visits, coinciding with the easing of state and local government restrictions. Overall, for the second quarter of 2020, test reports delivered for DecisionDx-Melanoma decreased 18.5% compared to the second quarter of 2019. For our uveal melanoma test, DecisionDx-UM, test report volume decreased by 18.6% for the second quarter of 2020 compared to the second quarter of 2019.
•In the second quarter of 2020, COVID-19 negatively impacted our year-over-year number of new ordering clinicians for DecisionDx-Melanoma. The largest impact was seen in April, improving sequentially throughout the remainder of the quarter. The improvement, over April figures, of our year-over-year number of new ordering clinicians for DecisionDx-Melanoma continued in July 2020.
•Our future results will be dependent upon the extent and duration of the COVID-19 crisis as well as the impact of ongoing state and local government restrictions, which are beyond our control, and which may be eased and/or reinstated from time to time depending on the circumstances, potentially impacting the flow of future patient visits.
•Based upon an analysis of our supply channel and current inventory levels, we believe we have adequate access to reagents and consumables needed for testing patient samples, and we expect to continue providing normal turnaround times for delivery of our test reports.

•We continue to believe our cash and cash equivalents, including the approximately $79.5 million of net proceeds we received from our recent public offering of common stock, and anticipated cash generated from sales of our products, will be sufficient to fund our operations for the foreseeable future.
In response to COVID-19, the United States government has passed legislation and taken other actions to provide financial relief to companies and other organizations affected by the pandemic. On April 10, 2020, we received an automatic payment of $1.9 million from the U.S. Department of Health and Human Services, or HHS, pursuant to the Coronavirus Aid, Relief and Economic Security Act enacted on March 27, 2020, or the CARES Act, out of relief funds allocated by HHS to healthcare providers to reimburse for healthcare related expenses or lost revenues attributable to COVID-19. On April 16, 2020, we received an advance payment of $8.3 million, or the Advance Payment, from CMS under its Accelerated and Advance Payment Program, which was recently expanded to provide increased cash flow to service providers during the COVID-19 pandemic. See “Sources of Liquidity” under the Liquidity and Capital Resources section below for more information on these payments.
As conditions are continuously evolving, we are unable to predict whether orders and test report volume will improve in the coming months or the extent to which our results of operations, financial condition or cash flows will be impacted. Accordingly, the order and test report data presented above is not necessarily indicative of our results of operations that can be expected for future interim periods or for the year ending December 31, 2020. For more information on the potential impact of the COVID-19 pandemic on our business, see the risk factors included under “Risks Related to Our Business” and the other risk factors included in Part II, Item 1A., “Risk Factors,” of this Quarterly Report on Form 10-Q.

Factors affecting our performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations, including:
•Report volume. We believe that the number of reports we deliver to physicians is an important indicator of growth of adoption among the healthcare provider community. Our revenue and costs are affected by the volume of testing and mix of customers. Our performance depends on our ability to retain and broaden adoption with existing prescribing physicians, as well as attract new physicians. In the near term, our report volume may continue to be negatively impacted by the effects of the COVID-19 pandemic, as the crisis evolves, as discussed above.
•Reimbursement. We believe that expanding reimbursement is an important indicator of the value of our products. Payors require extensive evidence of clinical utility, clinical validity, patient outcomes and health economic benefits in order to provide reimbursement for diagnostic products. Our revenue depends on our ability to demonstrate the value of our products to these payors.
•Gross margin. We believe that our gross margin is an important indicator of the operating performance of our business. Higher gross margins reflect the average selling price of our tests, as well as the operating efficiency of our laboratory operations.
•New product development. A significant aspect of our business is our investment in research and development activities, including activities related to the development of new products. In addition to the development of new product candidates, we believe these studies are critical to gaining physician adoption of new products and driving favorable coverage decisions by payors for such products.

Information about certain metrics
The following provides additional information about certain metrics we have disclosed in this Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Test reports delivered for DecisionDx-Melanoma and DecisionDx-UM represents the number of completed test reports delivered by us during the reporting period indicated. The period in which a test report is delivered does not necessarily correspond with the period the related revenue, if any, is recognized, due to the timing and amount of adjustments for variable consideration under ASC 606. We use this metric to evaluate the growth in adoption of our tests and to measure against our internal performance objectives. We believe this metric is useful to investors in evaluating the volume of our business activity from period to period that may not be discernible from our reported revenues under ASC 606. We also sometimes present, on a limited basis, data on the number of orders received. We believe order data can provide additional insight on current demand trends, particularly during the COVID-19 pandemic, when considered in conjunction with test report volume. However, orders received in a particular period do not necessarily correspond with actual delivered test reports or reported revenues for the same period or subsequent periods.

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
Cost of Sales
The components of our cost of sales are material and service costs, personnel costs (including salaries, bonuses, benefits and stock-based compensation expense), equipment and infrastructure expenses associated with testing samples, electronic medical records, order and delivery systems, shipping charges to transport samples, third-party test fees, and allocated overhead including rent, information technology costs, equipment depreciation and utilities. Costs associated with performing tests are recorded when the test is processed regardless of whether and when revenues are recognized with respect to that test. As a result, our cost of sales as a percentage of revenues may vary significantly from period to period because we do not recognize all revenues in the period in which the associated costs are incurred. We expect cost of sales in absolute dollars to increase as the number of tests we perform increases.
Gross margin, calculated as net revenues minus cost of sales, and gross margin percentage, calculated as gross margin divided by net revenues, are key indicators we use to assess our business.
Research and Development
Research and development expenses include costs incurred to develop our genomic tests, collect clinical samples and conduct clinical studies to develop and support our products. These costs consist of personnel costs (including salaries, bonuses, benefits and stock-based compensation expense), prototype materials, laboratory supplies, consulting costs, regulatory costs, electronic medical records set up costs, costs associated with setting up and conducting clinical studies and allocated overhead, including rent, information technology, equipment depreciation and utilities. We expense all research and development costs in the periods in which they are incurred. We expect our research and development expenses to increase in absolute dollars as we continue to invest in research and development activities related to developing enhanced and new products.

Selling, General and Administrative
Selling, general and administrative, or SG&A, expenses include executive, selling and marketing, legal, finance and accounting, human resources, billing and client services. These expenses consist of personnel costs (including salaries, bonuses, benefits and stock-based compensation expense), direct marketing expenses, audit and legal expenses, consulting costs, training and medical education activities, payor outreach programs and allocated overhead, including rent, information technology, equipment depreciation, and utilities. We expect continued increases in SG&A expenses related to compliance with the rules and regulations of the SEC and The Nasdaq Stock Market LLC, or Nasdaq, investor relations activities, and additional insurance expenses. Other administrative and professional services expenses within SG&A are expected to increase with the scale of our business, but selling and marketing-related expenses are expected to increase significantly, consistent with our growth strategy. In the near term, we expect these increases may be partially offset by temporarily reduced spending on travel and field-based sales activities as a result of the COVID-19 crisis.
Other Operating Income
Other operating income consists of the automatic payment from HHS pursuant to the CARES Act, as discussed above.
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

Results of Operations

Comparison of the three months ended June 30, 2020 and 2019
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2020	2019
	(unaudited)
Net revenues	$12,715	$10,739	$1,976	18.4%
Cost of sales	2,146	1,993	153	7.7%
Gross margin	10,569	8,746	1,823	20.8%
Gross margin percentage	83.1%	81.4%
Operating expenses and other operating income:
Research and development	2,704	1,317	1,387	105.3%
Selling, general and administrative	10,392	6,821	3,571	52.4%
Other operating income	(1,882)	—	(1,882)	N/A
Total operating expenses, net	11,214	8,138	3,076	37.8%
Operating income (loss)	(645)	608	(1,253)	(206.1)%
Interest income	38	5	33	660.0%
Interest expense	(769)	(1,693)	924	54.6%
Other expense, net	—	(189)	189	100.0%
Loss before income taxes	(1,376)	(1,269)	(107)	(8.4)%
Income tax expense	—	—	—	—%
Net loss	$(1,376)	$(1,269)	$(107)	(8.4)%

Net Revenues
For the three months ended June 30, 2020 net revenues increased by $2.0 million, or 18.4%, to $12.7 million compared to the three months ended June 30, 2019 primarily due to higher per-unit revenues partially offset by reduced test volume and reduced revenue adjustments related to prior periods. The overall revenue increase is primarily attributable to higher DecisionDx-Melanoma test revenues, partially offset by lower DecisionDx-UM test revenues. Our 2020 per-unit revenues benefited from the attainment of “new ADLT” status for our DecisionDx-Melanoma test, effective July 1, 2019, which resulted in a higher Medicare reimbursement rate for the test, as described above. Offsetting the benefits of higher per-unit revenues were lower test report volumes. For the three months ended June 30, 2020, we experienced an 18.5% decrease in total DecisionDx-Melanoma and DecisionDx-UM test reports delivered, compared to the three months ended June 30, 2019, which we believe is the result of delays and/or cancellations of patient visits due to the COVID-19 pandemic. For the three months ended June 30, 2020 and 2019, we recorded net positive revenue adjustments of $2.3 million and $3.3 million, respectively, related to tests delivered in previous periods, associated with changes in estimated variable consideration. The positive revenue adjustments include the recognition of revenue for certain tests delivered in prior periods for which no revenue was recognizable originally, but was recognized upon cash collection of payments for the tests in the respective periods.

Cost of Sales
Cost of sales for the three months ended June 30, 2020 increased by $0.2 million, or 7.7%, compared to the three months ended June 30, 2019, primarily due to higher personnel costs associated with additional headcount in our laboratory testing operations, partially offset by a decrease in expenses for supplies and services, consistent with the lower test report volume. Our gross margin percentage was 83.1% for the three months ended June 30, 2020, compared to 81.4% for the same period in 2019, with the improvement primarily a result of increased operating leverage on the higher revenues. Due to the nature of our business, a significant portion of our cost of sales expenses represent fixed costs associated with our testing operations. Accordingly, our cost of sales expense will not necessarily increase or decrease commensurately with the change in net revenues from period to period.

Research and Development
Research and development expenses increased by $1.4 million, or 105.3%, for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily associated with increases in personnel costs attributable to additional headcount as well as higher expenses for clinical trials.

Selling, General and Administrative
SG&A expense increased by $3.6 million, or 52.4%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Approximately 78% of the increase is attributable to higher personnel costs, particularly due to increased headcount. In early 2019, we expanded our sales organization from 14 territories to 23 territories and implemented an additional expansion to 32 territories beginning in December 2019. The higher personnel costs also reflect expanded headcount in our administrative support functions. The remainder of the increase was primarily associated with higher professional fees, higher insurance expense, increased board of director compensation and other general increases. These increases were partially offset by reduced travel costs and reduced spending on events and conferences, due to cancellations and travel restrictions associated with the COVID-19 pandemic. Stock-based compensation expense included in SG&A expense was $1.2 million for the three months ended June 30, 2020 compared to $0.1 million for the same period in 2019.

Other Operating Income
Other operating income for the three months ended June 30, 2020 of $1.9 million consists entirely of the automatic payment received from HHS for relief funds pursuant to the CARES Act.

Interest Expense
Interest expense decreased by $0.9 million, or 54.6%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decrease is primarily attributable to interest expense on the Q1 2019 Notes during the three months ended June 30, 2019. The outstanding principal amount and accrued interest on the Q1 2019 Notes converted into shares of common stock in connection with the IPO in July 2019.

Other Expense, Net
Other expense, net for the three months ended June 30, 2019 consisted of the change in fair value of our liability for convertible preferred stock warrants and the change in fair value of the embedded derivative liability associated with the Q1 2019 Notes. In connection with the IPO, the preferred stock warrants became exercisable for common stock and are no longer adjusted for changes in fair value and the Q1 2019 Notes converted into shares of common stock.

Results of Operations

Comparison of the six months ended June 30, 2020 and 2019
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,		Change
	2020	2019
	(unaudited)
Net revenues	$30,133	$19,456	$10,677	54.9%
Cost of sales	4,537	3,591	946	26.3%
Gross margin	25,596	15,865	9,731	61.3%
Gross margin percentage	84.9%	81.5%
Operating expenses and other operating income:
Research and development	5,617	2,711	2,906	107.2%
Selling, general and administrative	21,470	12,868	8,602	66.8%
Other operating income	(1,882)	—	(1,882)	N/A
Total operating expenses, net	25,205	15,579	9,626	61.8%
Operating income	391	286	105	36.7%
Interest income	336	26	310	1,192.3%
Interest expense	(1,533)	(2,717)	1,184	43.6%
Other expense, net	—	(222)	222	100.0%
Loss before income taxes	(806)	(2,627)	1,821	69.3%
Income tax expense	—	—	—	—%
Net loss	$(806)	$(2,627)	$1,821	69.3%

Net Revenues
Net revenues increased by $10.7 million, or 54.9%, to $30.1 million due to a combination of higher per-unit revenues and increased test volume, partially offset by reduced revenue adjustments related to prior periods. The overall revenue increase is primarily attributable to higher DecisionDx-Melanoma test revenues, partially offset by lower DecisionDx-UM test revenues. For the six months ended June 30, 2020, we experienced a 7.7% increase in total DecisionDx-Melanoma and DecisionDx-UM test reports delivered, compared to the six months ended June 30, 2019. While we saw a year-over-year increase in test reports delivered of 37.4% during the first quarter of 2020, we experienced a year-over-year decrease in test reports delivered of 18.5% during the second quarter of 2020, reflecting the impacts of the COVID-19 pandemic, as discussed above. Our per-unit revenues benefited from the attainment of “new ADLT” status for our DecisionDx-Melanoma test, effective July 1, 2019, which resulted in a higher Medicare reimbursement rate for the test, as described above. For the six months ended June 30, 2020 and 2019, we recorded net positive revenue adjustments of $1.0 million and $2.8 million, respectively, related to tests delivered in previous periods, associated with changes in estimated variable consideration. The positive revenue adjustments include the recognition of revenue for certain tests delivered in prior periods for which no revenue was recognizable originally, but was recognized upon cash collection of payments for the tests in the respective periods.

Cost of Sales
Cost of sales for the six months ended June 30, 2020 increased by $0.9 million, or 26.3%, compared to the six months ended June 30, 2019, primarily due to higher personnel costs associated with additional headcount in our laboratory testing operations and increases in expenses for supplies and services, which were attributable to the overall higher activity levels. Our gross margin percentage was 84.9% for the six months ended June 30, 2020, compared to 81.5% for the same period in 2019, with the improvement primarily a result of the increased operating leverage on the higher revenues. Due to the nature of our business, a significant portion of our cost of sales expenses represent fixed costs associated with our testing operations. Accordingly, our cost of sales expense will not necessarily increase or decrease commensurately with the change in net revenues from period to period.

Research and Development
Research and development expenses increased by $2.9 million, or 107.2%, for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily associated with increases in personnel costs attributable to additional headcount, higher expenses for clinical trials and higher advisory board expenses.

Selling, General and Administrative
SG&A expense increased by $8.6 million, or 66.8%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Approximately 67% of the increase is attributable to higher personnel costs, particularly due to increased headcount. In early 2019, we expanded our sales organization from 14 territories to 23 territories and implemented an additional expansion to 32 territories beginning in December 2019. The higher personnel costs also reflect expanded headcount in our administrative support functions. The remainder of the increase was primarily associated with higher professional fees, insurance expense and increases in board of director compensation. Stock-based compensation expense included in SG&A expense was $2.4 million for the six months ended June 30, 2020 compared to $0.2 million for the same period in 2019.

Other Operating Income
Other operating income for the six months ended June 30, 2020 of $1.9 million consists entirely of the automatic payment received from HHS pursuant to the CARES Act.

Interest Income
Interest income increased by $0.3 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily as a result of higher average balances of cash and cash equivalents, which were primarily attributable to proceeds from the IPO in July 2019.

Interest Expense
Interest expense decreased by $1.2 million, or 43.6%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease is primarily attributable to interest expense on the Q1 2019 Notes during the six months ended June 30, 2019, partially offset by increased amortization of debt discount and issuance cost on our banking credit facility during the six months ended June 30, 2020. The outstanding principal amount and accrued interest on the Q1 2019 Notes converted into shares of common stock in connection with the IPO in July 2019.

Other Expense, Net
Other expense, net for the six months ended June 30, 2020 consisted of the change in fair value of our liability for convertible preferred stock warrants and the change in fair value of the embedded derivative liability associated with the Q1 2019 Notes. In connection with the IPO, the preferred stock warrants became exercisable for common stock and are no longer adjusted for changes in fair value and the Q1 2019 Notes converted into shares of common stock.

Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents and cash generated from sales of our products. As of June 30, 2020 and December 31, 2019, we had cash and cash equivalents of $179.8 million and $98.8 million, respectively. To date, in addition to the revenue generated from the sale of our products, we have financed our operations through the IPO, a follow-on public offering of common stock in June 2020, private placements of preferred stock, convertible promissory notes and bank debt. Our long-term debt is described further below.
June 2020 Follow-On Public Offering
On June 29, 2020, we issued and sold 2,000,000 shares of our common stock in a follow-on public offering at a price of $37.00 per share. We received approximately $69.1 million in net proceeds, after deducting underwriting discounts and commissions and offering costs paid or payable by us. In connection with the offering, we granted the underwriters a 30-day option to purchase up to 300,000 additional shares of common stock at the public offering price, less underwriting discounts and commissions. On July 2, 2020, we issued and sold an additional 300,000 shares of common stock pursuant to the underwriters’ exercise in full of their option to purchase additional shares, which resulted in additional net proceeds to us of $10.4 million.

We expect to use a portion of these proceeds to further support and accelerate our research and development activities, including two important studies that we have recently commenced to support our DecisionDx-Melanoma test.
Relief Funds and Advance Payment
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
On April 16, 2020, we received an advance payment of $8.3 million from CMS under its Accelerated and Advance Payment Program, which was recently expanded to provide increased cash flow to service providers during the COVID-19 pandemic. The Advance Payment will be applied to all future Medicare claims we submit for reimbursement beginning August 14, 2020 (120 days after the Advance Payment was issued). If the Advance Payment is not fully recovered by CMS within November 12, 2020 (210 days of the issuance of the Advance Payment), we will make arrangements with our MAC for CMS to recoup the remaining balance.
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
Since our inception, we have incurred significant operating losses and negative cash flows. We had an accumulated deficit of $53.0 million as of June 30, 2020. Our ability to generate revenue sufficient to achieve sustained profitability will depend heavily on the successful commercialization of our currently marketed products and the products we plan to launch in the future as well as our spending on research and development activities. Although we generated positive operating income during the year ended December 31, 2019 and for the six months ended June 30, 2020, we expect to incur additional expenses and operating losses in the future as we invest in the commercialization of our existing products, the development of our future product candidates and the commercialization of our product candidates. We believe that our existing cash and cash equivalents and anticipated cash generated from sales of our products will be sufficient to fund our operations for the foreseeable future. However, we have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. There are numerous risks and uncertainties associated with developing genomic tests, including, among others, the uncertainty of:
•successful commencement and completion of clinical study protocols;
•successful identification and acquisition of tissue samples;
•the development and validation of genomic classifiers; and
•acceptance of new genomic tests by physicians, patients and third-party payors.
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
Long-Term Debt
Our long-term debt balances are presented in the table below (in thousands):

	June 30, 2020	December 31, 2019
	(unaudited)
Term debt	$25,854	$26,688
Unamortized discount and issuance costs	(1,113)	(1,566)
Total long-term debt	24,741	25,122
Less: Current portion of long-term debt	(10,000)	(5,833)
Long-term debt, less current portion	$14,741	$19,289
We have a Loan and Security Agreement, or the 2018 LSA, with Oxford Finance LLC, or Oxford, as collateral agent, and Oxford and Silicon Valley Bank, or SVB, as equal syndicated lenders, or the Lenders. The 2018 LSA consists of a $25.0 million secured term loan credit facility, or the Term Loan. The Term Loan bears interest at a floating rate equal to the greater of (1) 8.55% and (2) the 30-day U.S. LIBOR rate as reported in The Wall Street Journal on the last business day of the month that precedes the month in which the interest will accrue, plus 6.48%. The applicable interest rate on the Term Loan was 8.55% as of June 30, 2020 and December 31, 2019. We were permitted to make interest-only payments on the Term Loan through May 31, 2020. As required, we began to repay the principal in 30 equal monthly installments of $833,333 each beginning on June 1, 2020. All unpaid principal and accrued and unpaid interest are due at maturity on November 1, 2022. We are also obligated to make an additional final payment of 6.75% of the aggregate original principal amount, or $1,687,500, upon any prepayment or on the maturity date. We have the right to prepay the Term Loan at any time, subject to a prepayment fee of up to 1.50% and an early termination fee of $497,000.
On May 10, 2020, we entered into a fourth amendment of the 2018 LSA, or the Fourth Amendment, to, among other things, modify the covenant structure under the 2018 LSA such that we are now required to comply with either (i) a trailing three-month revenue target or (ii) a liquidity ratio, in both cases measured quarterly. We requested the Fourth Amendment from the Lenders so that our liquidity position would also be considered when determining compliance, due to the impacts of COVID-19 on our revenues. The liquidity ratio covenant requires that the ratio of (i) unrestricted cash and cash equivalents (as defined in the 2018 LSA) held at SVB or its affiliates to (ii) the outstanding obligations under the 2018 LSA be at least 2.00 to 1.00. As of June 30, 2020, we are in compliance with the covenant by satisfying the liquidity ratio test, with a liquidity ratio of 6.89 to 1.00 as of June 30, 2020.
Our ability to further amend the terms of the 2018 LSA is subject to the approval of Oxford and SVB. Accordingly, should we seek to amend the 2018 LSA, there can be no assurance that an amendment would be available on terms acceptable to us or at all.
For additional information on the 2018 LSA, refer to Note 7, “Long-Term Debt,” in the accompanying notes to our unaudited condensed financial statements included in this Quarterly Report on Form 10-Q.

Cash Flows
The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2020	2019
	(unaudited)
Net cash provided by operating activities	$13,250	$1,770
Net cash used in investing activities	(2,256)	(424)
Net cash provided by financing activities	69,920	11,643
Net change in cash and cash equivalents	$80,914	$12,989
Operating Activities
Net cash provided by operating activities was $13.3 million for the six months ended June 30, 2020 and was primarily attributable to the receipt of the Advance Payment of $8.3 million described above, stock compensation expense of $3.2 million and decreases in accounts receivable of $2.3 million, partially offset by the net loss of $0.8 million. The $1.9 million in relief funds from HHS discussed above were received and recognized in income during the six months ended June 30, 2020 and therefore also benefited net cash provided by operating activities during the period.
Net cash provided by operating activities was $1.8 million for the six months ended June 30, 2019 and was primarily attributable to decreases in accounts receivable of $3.6 million and net non-cash charges of $1.9 million (consisting primarily of $1.3 million in amortization of debt discount and issuance costs, stock compensation expense of $0.3 million, depreciation expense of $0.2 million and change in fair value embedded derivatives of $0.1 million) and increases in other accrued liabilities of $0.9 million, partially offset by the net loss of $2.6 million and decreases in accrued compensation of $1.8 million.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2020 and 2019 consisted entirely of purchases of property and equipment. The increase in purchases of property and equipment in the current year compared to the prior year is primarily associated with expansion of our facilities.
Financing Activities
Net cash provided by financing activities was $69.9 million for the six months ended June 30, 2020 and consisted primarily of $69.5 million in proceeds from our June 2020 follow-on public offering of common stock (net of underwriting discounts, commissions and offering costs, excluding $0.5 million of offering costs that were incurred but not paid as of June 30, 2020) and cash received associated with our equity compensation plans of $1.2 million, partially offset by principal repayments on the 2018 LSA of $0.8 million.
Net cash provided by financing activities was $11.6 million for the six months ended June 30, 2019 and consisted primarily of $11.7 million in net proceeds from the issuance of the Q1 2019 Notes, $1.8 million of net proceeds associated with an increase in the Term Loan in connection with an amendment to the 2018 LSA, partially offset by principal repayments of $1.8 million our line of credit. The line of credit was terminated in June 2019.

Off-Balance Sheet Arrangements
We do not currently have, nor did we have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC, during the periods presented.

Critical Accounting Policies and Significant Judgments and Estimates
During the six months ended June 30, 2020, there were no significant changes to the information discussed under “Critical Accounting Policies and Significant Judgments and Estimates” included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2019.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred significant losses since inception, and we may never achieve sustained profitability.*
Since our inception, we have had a history of net losses. As of June 30, 2020, we had a cash and cash equivalents balance of $179.8 million and an accumulated deficit of $53.0 million. We cannot predict if we will achieve sustained profitability in the near future or at all. We expect to incur losses in the future as we plan to invest significant additional funds toward the expansion of our commercial organization, the conduct of clinical utility and validity studies to support adoption of our products and the development or acquisition of additional products. Additionally, our performance could be impacted by the ongoing impacts of COVID-19. As a public company, we expect to continue to incur additional legal, accounting and other expenses that we did not incur as a private company. These increased expenses will make it harder for us to achieve sustained future profitability. We may also incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Quarterly Report on Form 10-Q, adoption of our products, coverage of and reimbursement rates for our products from third-party payors, and future research and development activities. Our failure to achieve sustained profitability in the future could cause the market price of our common stock to decline.
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
To remediate these weaknesses, we hired a full-time director of SEC reporting and technical accounting and another full-time accounting resource, both certified public accountants with active licenses, to augment our accounting staff and to provide more resources for complex accounting matters and financial reporting. We also commenced development of a new information technology tool designed to improve the efficiency of our processes with respect to revenue recognition under ASC 606 and hired personnel to support our revenue accounting and related activities under ASC 606. Further, we selected a third party to assist us with formalizing our internal control documentation and implementation of enhancements to our internal control over financial reporting.
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
Following the Fourth Amendment to the 2018 LSA in May 2020, the 2018 LSA requires us to comply with either (i) a trailing three-month revenue target or (ii) a liquidity ratio, in both cases measured quarterly. The liquidity ratio requires that the ratio of (i) unrestricted cash and cash equivalents (as defined in the 2018 LSA) held at SVB or its affiliates to (ii) the principal outstanding on the Term Loan be at least 2.00 to 1.00. As of June 30, 2020, the Company was in compliance with this covenant by satisfying the liquidity ratio test, which was 6.89 to 1.00 as of June 30, 2020. However, there can be no assurance of our ability to maintain compliance with this covenant as of any future date. For example, prior to the amendment of the 2018 LSA in June 2019, our projections indicated that we were at risk of noncompliance with the financial covenant existing under the 2018 LSA prior to such amendment. Among other things, the June 2019 amendment revised our financial covenant to be more aligned with our revenue projections after taking into account the impact of ASC 606 on our revenue recognition following our early adoption of ASC 606. We requested the Fourth Amendment from the Lenders so that our liquidity position would also be considered when determining compliance, due to the impacts of COVID-19 on our revenues.
Our ability to further amend the terms of the 2018 LSA is subject to the approval of Oxford and SVB. Accordingly, should we seek to amend the 2018 LSA, there can be no assurance that an amendment would be available on terms acceptable to us or at all. In the event we are unable to comply with either the trailing three-month revenue requirement or the liquidity ratio covenant and we are unable to obtain an amendment of the 2018 LSA or a waiver, the Lenders could accelerate our payment obligations under the 2018 LSA. If an acceleration were to occur, we expect we would seek financing from other sources and/or utilize a portion of our existing cash and cash equivalents on hand, which totaled $179.8 million as of June 30, 2020, to satisfy our obligations.
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

We may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including to:
•increase our sales and marketing efforts for DecisionDx-Melanoma and address competitive developments;
•fund ongoing development of our pipeline products, including for SCC and suspicious pigmented lesions, in addition to other programs in development;
•expand our laboratory testing facility and related testing capacity;
•expand our technologies into other types of skin cancer management and detection products;
•acquire, license or invest in technologies;
•acquire or invest in complementary businesses or assets; and
•finance capital expenditures and general and administrative expenses.
Our present and future funding requirements will depend on many factors, including:
•our ability to achieve revenue growth;
•our rate of progress in establishing payor coverage and reimbursement arrangements with third-party payors;
•our rate of progress in, and cost of the sales, marketing, coverage and reimbursement activities associated with, establishing adoption of DecisionDx-Melanoma, among our other products;
•the cost of expanding our laboratory operations and offerings, including our sales, marketing, coverage and reimbursement efforts;
•our rate of progress in, and cost of research and development activities associated with, diagnostic products in research and early development;
•the potential cost of, and delays in, the development of new products as a result of changes in regulatory oversight applicable to our products;
•the effects of the COVID-19 pandemic; and
•the effect of competing technological and market developments.
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
•decreased test report volume due to a decline in orders of DecisionDx-Melanoma and DecisionDx-UM tests as patient visits for routine examinations and biopsies are being delayed and/or canceled;
•disruption of our sales and commercialization activities due to limitations on our ability to communicate with physicians as a result of travel restrictions and hindered means of communicating with physicians;
•delays or disruptions by third parties in the collection, preparation or delivery of the tumor samples that we test;
•delays or difficulties in delivering test reports, interruptions in research and development and other limitations of key business activities due to members of our workforce becoming ill and/or stay-at-home or other similar orders imposed by or that may be imposed by state and local governments, including at our Phoenix, Arizona and Friendswood, Texas locations;
•delayed reimbursement from third party payors, disruption in our supply channel and other adverse impacts on our business resulting from the negative effects of the COVID-19 pandemic on our suppliers, service providers and other third parties on whom we rely; and
•delayed or postponed interactions with regulators and other important agencies and contractors, due to limitations in employee resources, travel restrictions or forced furlough of government employees.
We have experienced declines in orders and test report volume beginning primarily in April 2020, which we believe is linked to delays and/or cancellations in patient visits, resulting in reduced diagnostic biopsies and thus reduced diagnoses of cutaneous melanoma in response to COVID-19. Orders for our lead product, DecisionDx-Melanoma, declined 45% in April 2020 and 39% in May 2020, each compared to the same periods in 2019. While we saw year-over-year growth in the month of June 2020, with orders increasing by 10% compared to same period in 2019, and also saw year-over-year growth in the month of July 2020, there can be no assurance that this will continue. Overall, for the second quarter of 2020, test reports delivered for DecisionDx-Melanoma decreased 18.5% compared to the second quarter of 2019. For our uveal melanoma test, DecisionDx-UM, test report volume decreased by 18.6% for the second quarter of 2020 compared to the second quarter of 2019.
Our future results will be dependent upon the extent and duration of the COVID-19 crisis as well as the impact of ongoing state and local government restrictions, which are beyond our control, and which may be eased and/or reinstated from time to time depending on the circumstances, potentially impacting the flow of future patient visits. Even with the easing of state and local restrictions, patient visits may be impacted by continued apprehension regarding possible exposure to the virus. As conditions are continuously evolving, we are unable to predict whether orders and test report volume will improve in the coming months or the extent to which our results of operations, financial condition or cash flows will be impacted. Accordingly, the order and test report data presented above is not necessarily indicative of our results of operations that can be expected for future interim periods or for the year ending December 31, 2020.
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
The COVID-19 crisis continues to rapidly evolve. The extent to which COVID-19 will impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the crisis, resurgences of the virus, the availability and effectiveness of potential vaccinations or therapeutic treatments, the use of telemedicine, travel restrictions, stay-at-home or other similar orders and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the virus. Any of these factors, individually or in combination, could materially and adversely affect our business, results of operations, financial condition or cash flows. In addition, the current and potential adverse impacts of the COVID-19 crisis on our business, financial condition, results of operations and growth prospects, may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.
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
Several factors make the billing process complex, including:
•differences between the billing rates and reimbursement rates for our products;
•compliance with complex federal and state regulations related to billing government healthcare programs, including Medicare, Medicaid and TRICARE;
•risk of government audits related to billing;
•disputes among payors as to which party is responsible for payment;
•differences in coverage and information and billing requirements among payors, including the need for prior authorization and/or advanced notification;
•the effect of patient co-payments or co-insurance and our ability to collect such payments from patients;
•changes to billing codes used for our products;

•changes to requirements related to our current or future clinical studies, including our registry studies, which can affect eligibility for payment;
•ongoing monitoring provisions of LCDs for our products, which can affect the circumstances under which a claim would be considered medically necessary;
•incorrect or missing billing information; and
•the resources required to manage the billing and claims appeals process.
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
We believe our commercial success is dependent upon our ability to continue to successfully market and sell our products, to continue to expand our current relationships and develop new relationships with healthcare providers, to expand and maintain coverage for our products, and to develop and commercialize new products. Our ability to achieve and maintain commercial market acceptance of our existing and future products will depend on a number of factors, including:
•our ability to increase awareness of our products through successful clinical utility and validity studies;
•the rate of adoption of our products by physicians and other healthcare providers;
•our ability to achieve guideline inclusion for our products;
•the timeliness with which we can provide our clinical reports to the ordering physician;
•the timing and scope of any regulatory approval for our products, if such approvals become required, and maintaining ongoing compliance with regulatory requirements;
•our ability to obtain and maintain positive coverage decisions for our products from government and commercial payors;
•our ability to obtain and maintain adequate reimbursement from third-party payors, including Medicare, Medicare Advantage plans, United Healthcare and BlueCross BlueShield plans, which accounted for an aggregate of approximately 90% and 83% of our total revenue for the years ended December 31, 2019 and 2018, respectively;
•the impact of our investments in research and development and commercial growth;
•negative publicity regarding our or our competitors’ products resulting from scientific publications, or defects or errors in the products; and
•our ability to further validate our products through clinical research and accompanying publications.

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
The sizes of the markets for our current and future products have not been established with precision and may be smaller than we estimate.*
Our estimates of the total addressable markets for DecisionDx-Melanoma, DecisionDx-UM and our products in development are based on a number of internal and third-party estimates, including, without limitation, the annual rate of patients with the applicable form of skin cancer, the list price of our products relative to the reimbursement we expect to receive from third-party payors and the assumed prices at which we can sell our products in markets that have not been established. For example, we estimate that the total addressable market for DecisionDx-Melanoma is approximately $540 million, which is based, in part, on our review of multiple recent publications which show that diagnosis of melanoma is underreported by 30% to 72%. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our current or future products may prove to be incorrect. If the actual number of patients who would benefit from our products, the price at which we can sell future products, or the annual total addressable market for our products is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business.
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
Under ASC 606, we recognize revenue at the amount we expect to be entitled, subject to a constraint for variable consideration, in the period in which our tests are delivered to the treating physician. We have determined that our contracts contain variable consideration under ASC 606 because the amounts paid by third-party payors may be paid at less than our standard rates or not paid at all, with such differences considered implicit price concessions. Variable consideration is recognized only to the extent it is probable that a significant reversal of revenue will not occur in future periods when the uncertainties are resolved. Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. Variable consideration for Medicare claims that are not covered by an LCD, including those claims subject to approval by an ALJ at an appeal hearing, is deemed to be fully constrained due to factors outside the Company’s influence (i.e., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. For these fully constrained claims, we generally recognize revenue upon receipt of a favorable appeal decision. In June 2017 we submitted to the Office of Medicare Hearings and Appeals, or OMHA, a request to participate in an appeal program developed with the intent of providing appellants a means to have large volumes of claim disputes adjudicated at an accelerated rate. We submitted 2,698 DecisionDx-Melanoma claims dating from 2013 through spring 2017 for adjudication on a consolidated basis. In March 2020, OMHA issued a decision denying payment on all of these claims. In accordance with ASC 606 and consistent with prior periods, the Company has not recognized (fully constrained the variable consideration) any revenues attributable to these claims in its financial statements pending the outcome of this matter. We have appealed this decision, but there can be no assurances regarding the timing or the outcome of this or any other appeal decision. Due to potential future changes in Medicare coverage policies and appeal cycles, insurance coverage policies, contractual rates and other trends in the reimbursement of our tests, our revenues may fluctuate significantly from period to period.
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
On May 17, 2019, CMS determined that DecisionDx-UM meets the criteria for “existing ADLT” status. Accordingly, in 2021 the DecisionDx-UM Medicare rate will be set annually based upon the median private payor rate for the first half of the second preceding calendar year. Specifically, the median private payor rate from January 1 to June 30, 2019 will be used to set the Medicare rate for the calendar year 2021. Note that our rate for 2020 will be set by Noridian, our local MAC.
Also, on May 17, 2019, CMS determined that DecisionDx-Melanoma meets the criteria for ‘‘new ADLT’’ status. Accordingly, from July 1, 2019 through March 31, 2020 the Medicare reimbursement rate was equal to the initial list price of $7,193.00. From April 1, 2020 through December 31, 2021, CMS notified us that the rate will also be $7,193.00, which was calculated based upon the median private payor rate for DecisionDx-Melanoma from July 1, 2019 to November 30, 2019.

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
The diagnostics industry is highly regulated, and the laws and regulations governing the marketing of diagnostic tests are extremely complex. Areas of the regulatory environment that may affect our ability to conduct business include, without limitation:
•federal and state laws applicable to test ordering, documentation of tests ordered, billing practices and claims payment and/or regulatory agencies enforcing those laws and regulations;
•federal and state fraud and abuse laws;
•federal and state laboratory anti-mark-up laws;
•coverage and reimbursement levels by Medicare, Medicaid, other governmental payors and private insurers;
•restrictions on coverage of and reimbursement for tests;
•federal and state laws governing laboratory testing, including CLIA, and state licensing laws;
•federal and state laws and enforcement policies governing the development, use and distribution of diagnostic medical devices, including LDTs;
•federal, state and local laws governing the handling and disposal of medical and hazardous waste;
•federal and state Occupational Safety and Health Administration rules and regulations; and
•the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and similar state data privacy laws.
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
Physicians, other healthcare providers and third-party payors play a primary role in the recommendation of our products. Our arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that affect the business and financial arrangements and relationships through which we market and sell our products. The laws that affect our ability to operate include, but are not limited to:
•the federal Anti-Kickback Statute, or the AKS, which prohibits, among other things, any person or entity from knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term ‘‘remuneration’’ has been broadly interpreted to include anything of value, such as specimen collection materials or test kits. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, however these are drawn narrowly. Additionally, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and monetary penalties of up to $100,000 for each violation, plus up to three times the remuneration involved, imprisonment of up to ten years and exclusion from government healthcare programs. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal False Claims Act, or the FCA;
•the Stark Law, which prohibits a physician from making a referral for certain designated health services covered by the Medicare or Medicaid program, including laboratory and pathology services, if the physician or an immediate family member of the physician has a financial relationship with the entity providing the designated health services and prohibits that entity from billing, presenting or causing to be presented a claim for the designated health services furnished pursuant to the prohibited referral, unless an exception applies. Sanctions for violating the Stark Law include denial of payment, civil monetary penalties and exclusion from the federal health care programs. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the FCA;
•federal civil and criminal false claims laws and civil monetary penalty laws, such as the FCA, which can be enforced by private citizens through civil qui tam actions, prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented through distribution of template medical necessity language or other coverage and reimbursement information, false, fictitious or fraudulent claims for payment or approval by the federal government, including federal health care programs, such as Medicare and Medicaid, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim, or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government. In addition, a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the FCA. Private individuals can bring False Claims Act ‘‘qui tam’’ actions, on behalf of the government and such individuals, commonly known as ‘‘whistleblowers,’’ may share in amounts paid by the entity to the government in fines or settlement. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;
•HIPAA, which, among other things, imposes criminal liability for executing or attempting to execute a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, in connection with the delivery of or payment for healthcare benefits, items or services. Like the AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon entities subject to the law, such as health plans, healthcare clearinghouses and certain healthcare providers, known as covered entities, and their respective business associates, individuals or entities that perform services for them that involve individually identifiable health information. Failure to comply with the HIPAA privacy and security standards can result in civil monetary penalties, and, in certain circumstances, criminal penalties. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•state laws that prohibit other specified practices, such as billing physicians for tests that they order or providing tests at no or discounted cost to induce physician or patient adoption; insurance fraud laws; waiving coinsurance, copayments, deductibles, and other amounts owed by patients; billing a state Medicaid program at a price that is higher than what is charged to one or more other third-party payors employing, exercising control over or splitting professional fees with licensed professionals in violation of state laws prohibiting fee splitting or the corporate practice of medicine and other professions; and
•federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•the federal transparency requirements under the Physician Payments Sunshine Act, created under the ACA, which requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program to annually report to CMS information related to payments and other transfers of value provided to physicians, certain other healthcare professionals, and teaching hospitals and physician ownership and investment interests, including such ownership and investment interests held by a physician’s immediate family members. Failure to submit required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission, and may result in liability under other federal laws or regulations. We believe that we are exempt from these reporting requirements. We cannot assure you, however, that our regulators, principally the federal government, will agree with our determination, and a determination that we have violated these laws and regulations, or a public announcement that we are being investigated for possible violations, could adversely affect our business;
•the prohibition on reassignment of Medicare claims, which, subject to certain exceptions, precludes the reassignment of Medicare claims to any other part;
•state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, that may impose similar or more prohibitive restrictions, and may apply to items or services reimbursed by any non-governmental third-party payors, including private insurers; and
•federal, state and foreign laws that govern the privacy and security of health information or personally identifiable information in certain circumstances, including state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts.
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
To the extent our intellectual property offers inadequate protection, or is found to be invalid or unenforceable, we would be exposed to a greater risk of direct competition, and our competitive position could be adversely affected, as could our business. Both the patent application process and the process of managing patent disputes can be time-consuming and expensive. Moreover, if a third party has intellectual property rights that cover the practice of our technology, we may not be able to fully exercise or extract value from our intellectual property rights. The following examples are illustrative:
•others may be able to develop and/or practice technology that is similar to our technology or aspects of our technology, but that are not covered by the claims of the patents that we own or control, assuming such patents have issued or do issue;
•we or our licensors or any future strategic partners might not have been the first to conceive or reduce to practice the inventions covered by the issued patents or pending patent applications that we own or have exclusively licensed;
•we or our licensors or any future strategic partners might not have been the first to file patent applications covering certain of our inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•it is possible that our pending patent applications will not lead to issued patents;
•issued patents that we own or have exclusively licensed may not provide us with any competitive advantage, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
•our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive tests for sale in our major commercial markets;

•third parties performing manufacturing or testing for us using our products or technologies could use the intellectual property of others without obtaining a proper license;
•parties may assert an ownership interest in our intellectual property and, if successful, such disputes may preclude us from exercising exclusive rights over that intellectual property;
•we may not develop or in-license additional proprietary technologies that are patentable;
•we may not be able to obtain and maintain necessary licenses on commercially reasonable terms, or at all; and
•the patents of others may have an adverse effect on our business.
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
From time to time, we may be party to, or threatened with, litigation or other proceedings with third parties, including non-practicing entities, who allege that our products, components of our products, and/or proprietary technologies infringe, misappropriate or otherwise violate their intellectual property rights. The types of situations in which we may become a party to such litigation or proceedings include:
•we may initiate litigation or other proceedings against third parties seeking to invalidate the patents held by those third parties or to obtain a judgment that our products or technologies do not infringe those third parties’ patents;
•we may participate at substantial cost in International Trade Commission proceedings to abate importation of products that would compete unfairly with our products or technologies;
•if a competitor files patent applications that claim technology also claimed by us or our licensors, we or our licensors may be required to participate in interference, derivation or opposition proceedings to determine the priority of invention, which could jeopardize our patent rights and potentially provide a third party with a dominant patent position;
•if third parties initiate litigation claiming that our products or technologies infringe their patent or other intellectual property rights, we will need to defend against such proceedings;
•if third parties initiate litigation or other proceedings seeking to invalidate patents owned by or licensed to us or to obtain a declaratory judgment that their products, services, or technologies do not infringe our patents or patents licensed to us, we will need to defend against such proceedings;
•we may be subject to ownership disputes relating to intellectual property, including disputes arising from conflicting obligations of consultants or others who are involved in developing our products and technologies; and
•if a license to necessary technology is terminated, the licensor may initiate litigation claiming that our products or technologies infringe or misappropriate its patent or other intellectual property rights and/or that we breached our obligations under the license agreement, and we would need to defend against such proceedings.
These lawsuits and proceedings, regardless of merit, are time-consuming and expensive to initiate, maintain, defend or settle, and could divert the time and attention of managerial and technical personnel, which could materially adversely affect our business. Any such claim could also force us to do one or more of the following:
•incur substantial monetary liability for infringement or other violations of intellectual property rights, which we may have to pay if a court decides that the diagnostic test or technology at issue infringes or violates the third party’s rights, and if the court finds that the infringement was willful, we could be ordered to pay treble damages and the third party’s attorneys’ fees;
•stop manufacturing, offering for sale, selling, using, importing, exporting or licensing the diagnostic test or technology incorporating the allegedly infringing technology or stop incorporating the allegedly infringing technology into such test or technology;
•obtain from the owner of the infringed intellectual property right a license, which may require us to pay substantial upfront fees or royalties to sell or use the relevant technology and which may not be available on commercially reasonable terms, or at all;
•redesign our products and technologies so they do not infringe or violate the third party’s intellectual property rights, which may not be possible or may require substantial monetary expenditures and time;
•enter into cross-licenses with applicable third party, which could weaken our overall intellectual property position;
•lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others;
•find alternative suppliers for non-infringing technologies, which could be costly and create significant delay; or
•relinquish rights associated with one or more of our patent claims, if our claims are held invalid or otherwise unenforceable.

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
Moreover, disputes may arise with respect to any one of our licensing agreements, including:
•the scope of rights granted under the license agreement and other interpretation-related issues;
•the extent to which our products, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•the sublicensing of patent and other rights under our collaborative development relationships;
•our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•the priority of invention of patented technology.
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

Risks Related to Employee Matters and Managing Growth and Other Risks Related to Our Business
We are highly dependent on the services of our key personnel.*
We are highly dependent on the services of our key personnel, including Derek J. Maetzold, our President and Chief Executive Officer. Although we have entered into agreements with them regarding their employment, they are not for a specific term and each of may terminate their employment with us at any time though we are not aware of any present intention of any of these individuals to leave us. As previously disclosed, our former Chief Medical Officer, Federico A. Monzon, M.D. resigned effective May 31, 2020.
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
Our business could be negatively impacted by cyber security threats.*
We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party contractors who have access to our confidential information.
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
While we have not experienced any such system failure, accident or material security breach to date, we cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, we maintain a tumor specimen database comprised of over 55,000 samples some of which were used to develop and validate DecisionDx-Melanoma, some of which are currently being used to improve on the test and some of which will be used in the future. If we were to lose this database, our ability to further validate, improve and therefore maintain and grow sales of DecisionDx-Melanoma could be significant impaired.
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
If we cannot successfully defend ourselves against claims that our products caused injury or otherwise failed to function properly, we could incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:
•decreased demand for our current tests any tests that we may develop, and the inability to commercialize such tests;
•injury to our reputation and significant negative media attention;
•reluctance of experts willing to conduct our clinical studies;
•initiation of investigations by regulators;
•significant costs to defend the related litigation and diversion of management’s time and our resources;
•substantial monetary awards to study subjects or patients;
•product recalls, withdrawals or labeling, or marketing or promotional restrictions; and
•loss of revenue.
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
•multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, economic sanctions and embargoes, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
•limits in our ability to penetrate international markets if we are not able to perform tests locally;
•logistics and regulations associated with shipping tissue samples, including infrastructure conditions and transportation delays;
•difficulties in staffing and managing foreign operations;
•failure to obtain regulatory approvals for the commercialization of our products in various countries;
•complexities and difficulties in obtaining intellectual property protection and enforcing our intellectual property;
•complexities associated with managing multiple payor reimbursement regimes, government payors, or patient self-pay systems;
•financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;
•natural disasters, political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and
•regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, or FCPA, its books and records provisions, or its anti-bribery provisions.
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
•our operating performance and the performance of other similar companies;
•our success in marketing and selling our products;
•reimbursement determinations by third-party payors and reimbursement rates for our products;
•changes in our projected operating results that we provide to the public, our failure to meet these projections or changes in recommendations by securities analysts that elect to follow our common stock;
•regulatory or legal developments in the United States and other countries;
•the level of expenses related to product development and clinical studies for our products;
•our ability to achieve product development goals in the timeframe we announce;
•announcements of clinical study results, regulatory developments, acquisitions, strategic alliances or significant agreements by us or by our competitors;
•the success or failure of our efforts to acquire, license or develop additional tests;
•recruitment or departure of key personnel;

•the economy as a whole and market conditions in our industry;
•the extent and duration of the impacts from the COVID-19 pandemic;
•trading activity by a limited number of stockholders who together beneficially own a significant percentage of our outstanding common stock;
•the size of our market float; and
•any other factors discussed in this Quarterly Report on Form 10-Q.
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
If there are substantial sales of shares of our common stock, the price of our common stock could decline.*
The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of July 31, 2020, we had 19,682,156 shares of common stock outstanding. Shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act.
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
•being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ disclosure;
•not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
•reduced disclosure obligations regarding executive compensation; and
•not being required to hold a non-binding advisory vote on executive compensation or obtain stockholder approval of any golden parachute payments not previously approved.
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
We are also a smaller reporting company as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as the market value of our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.
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

The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.*
Based upon shares outstanding as of June 30, 2020, our executive officers, directors and the known holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 30% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.
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
Provisions of our amended and restated certificate of incorporation and amended and restated bylaws may delay or discourage transactions involving an actual or potential change in our control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares or transactions that our stockholders might otherwise deem to be in their best interests. Therefore, these provisions could adversely affect the price of our common stock. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws:
•permit our board of directors to issue up to 10,000,000 shares of preferred stock, with any rights, preferences and privileges as they may designate (including the right to approve an acquisition or other change in our control);
•provide that the authorized number of directors may be changed only by resolution of the board of directors;
•provide that the board of directors or any individual director may only be removed with cause and the affirmative vote of the holders of at least 66-2/3% of the voting power of all of our then outstanding common stock;
•provide that all vacancies, including newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;
•divide our board of directors into three classes;
•require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and not be taken by written consent;
•provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide notice in writing in a timely manner and also specify requirements as to the form and content of a stockholder’s notice;
•do not provide for cumulative voting rights (therefore allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election, if they should so choose);
•provide that special meetings of our stockholders may be called only by the chairman of the board, our Chief Executive Officer or by the board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors;
•provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf; (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders; (iii) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees, arising out of or pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws; (iv) any action or proceeding to interpret, apply, enforce or determine the validity of our certificate of incorporation or our bylaws; (v) any action or proceeding as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; and (vi) any action asserting a claim against us or any of our directors, officers or other employees governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants; provided these provisions of our amended and restated certificate of incorporation and amended and restated bylaws will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction; and
•provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, subject to and contingent upon a final adjudication in the State of Delaware of the enforceability of such exclusive forum provision.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.*
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf; (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders; (iii) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees arising out of or pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or amended and restated bylaws; (iv) any action or proceeding to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws; (v) any action or proceeding as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; and (vi) any action asserting a claim against us or any of our directors, officers or other employees that is governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants; provided these provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation and amended and restated bylaws provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, subject to and contingent upon a final adjudication in the State of Delaware of the enforceability of such exclusive forum provision. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
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
Since the effective date of our registration statement through June 30, 2020, we have not used any of the net proceeds from the IPO. Pending such uses, we have invested, and plan to continue to invest, the balance of the net proceeds from the IPO in cash and cash equivalent securities or highly liquid investment securities.

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

4.2
Sixth Amended and Restated Investors’ Rights Agreement, dated July 12, 2019, by and among the Registrant and certain of its stockholders, incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-232369), as amended, originally filed with the SEC on June 26, 2019.

Exhibit Number	Description of document
4.3
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

10.1#
Fourth Amendment to Loan and Security Agreement, dated May 10, 2020, to Loan and Security Agreement, dated November 30, 2018, by and among the Registrant, Oxford Finance LLC and Silicon Valley Bank, incorporated by reference to Exhibit 10.24 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239354) filed with the SEC on June 22, 2020.

10.2+
Separation Agreement dated May 29, 2020, by and between the Registrant and Federico A. Monzon, M.D., incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2020.

10.3+
Master Services Agreement dated May 29, 2020, by and between the Registrant and Genomic Path LLC., incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2020.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).
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

CASTLE BIOSCIENCES, INC.

Date:	August 10, 2020	By:	/s/ Derek J. Maetzold
Derek J. Maetzold President and Chief Executive Officer (Principal Executive Officer)

Date:	August 10, 2020	By:	/s/ Frank Stokes
Frank Stokes Chief Financial Officer (Principal Financial and Accounting Officer)