Form 10-Q
period 2020-09-30
CASTLE BIOSCIENCES INC
filed 2020-11-09
CIK 1447362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2020, there were 19,911,225 shares of common stock, $0.001 par value per share, issued and outstanding.

		Page
PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of September 30, 2020 (Unaudited) and December 31, 2019	1
	Unaudited Condensed Statements of Operations and Comprehensive (Loss) Income for the Three and Nine Months Ended September 30, 2020 and 2019	2
	Unaudited Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2020 and 2019	3
	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019	7
	Notes to the Unaudited Condensed Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36

PART II.	OTHER INFORMATION	37
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	78
Item 3.	Defaults Upon Senior Securities	78
Item 4.	Mine Safety Disclosures	78
Item 5.	Other Information	78
Item 6.	Exhibits	78
SIGNATURES		80

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

CASTLE BIOSCIENCES, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$183,050	$98,845
Accounts receivable, net	12,618	14,648
Inventory	1,679	1,237
Prepaid expenses and other current assets	3,718	1,951
Total current assets	201,065	116,681

Long-term accounts receivable, net	1,045	870
Property and equipment, net	6,646	2,060
Other assets – long-term	1,638	135
Total assets	$210,394	$119,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,101	$1,865
Accrued compensation	6,354	5,779
Medicare advance payment	8,350	—
Other accrued liabilities	3,435	1,812
Current portion of long-term debt	10,000	5,833
Total current liabilities	30,240	15,289
Long-term debt	12,455	19,289
Deferred rent and other liabilities	1,140	55
Total liabilities	43,835	34,633
Commitments and Contingencies (Note 9)
Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of September 30, 2020 and December 31, 2019; no shares issued and outstanding as of September 30, 2020 and December 31, 2019.	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 19,844,426 and 17,130,907 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.	20	17
Additional paid-in capital	224,146	137,308
Accumulated deficit	(57,607)	(52,212)
Total stockholders’ equity	166,559	85,113
Total liabilities and stockholders’ equity	$210,394	$119,746

The accompanying notes are an integral part of these unaudited condensed financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
NET REVENUES	$15,217	$14,774	$45,350	$34,230
COST OF SALES	2,475	1,708	7,012	5,299
Gross margin	12,742	13,066	38,338	28,931
OPERATING EXPENSES AND OTHER OPERATING LOSS
Research and development	3,058	1,515	8,675	4,226
Selling, general and administrative	11,703	7,122	33,173	19,990
Other operating loss	1,882	—	—	—
Total operating expenses	16,643	8,637	41,848	24,216
Operating (loss) income	(3,901)	4,429	(3,510)	4,715
Interest income	18	6	354	32
Interest expense	(706)	(1,088)	(2,239)	(3,805)
Gain on extinguishment of debt (Note 6)	—	5,213	—	5,213
Other expense, net	—	(2,711)	—	(2,933)
(Loss) income before income taxes	(4,589)	5,849	(5,395)	3,222
Income tax expense	—	—	—	—
Net (loss) income and comprehensive (loss) income	(4,589)	5,849	(5,395)	3,222
Convertible preferred stock cumulative dividends	—	289	—	2,156
Accretion of redeemable convertible preferred stock to redemption value	—	17	—	130
Net (loss) income and comprehensive (loss) income attributable to common stockholders	$(4,589)	$5,543	$(5,395)	$936

(Loss) earnings per share attributable to common stockholders:
Basic	$(0.23)	$0.43	$(0.29)	$0.17
Diluted	$(0.23)	$0.05	$(0.29)	$(0.67)

Weighted-average shares outstanding:
Basic	19,936	12,758	18,290	5,649
Diluted	19,936	14,302	18,290	5,747

The accompanying notes are an integral part of these unaudited condensed financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
(in thousands, except share data)

	Convertible Preferred Stock Series C		Redeemable Convertible Preferred Stock Series A, B, D, E-1, E-2, E-2A, E-3 and F		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, JULY 1, 2019	503,056	$1,501	9,456,775	$45,108	—	$—	2,192,461	$2	$9,910	$(60,116)	$(50,204)
Stock compensation expense	—	—	—	—	—	—	—	—	229	—	229
Exercise of common stock options	—	—	—	—	—	—	411,283	—	747	—	747
Accretion of redeemable convertible preferred stock to redemption value:
Series E-3	—	—	—	1	—	—	—	—	(1)	—	(1)
Series F	—	—	—	16	—	—	—	—	(16)	—	(16)
Exercise of redeemable convertible preferred stock warrants:
Series E-1	—	—	12,999	107	—	—	—	—	—	—	—
Series F	—	—	1,054	10	—	—	—	—	—	—	—
Extinguishment of beneficial conversion feature on convertible promissory notes	—	—	—	—	—	—	—	—	(15,265)	—	(15,265)
Public offering of common stock, net of underwriting discounts, commissions and offering costs	—	—	—	—	—	—	4,600,000	5	65,926	—	65,931
Conversion of convertible promissory notes	—	—	—	—	—	—	1,661,106	2	26,576	—	26,578
Conversion of convertible preferred stock	(503,056)	(1,501)	(9,470,828)	(45,242)	—	—	8,181,992	8	46,735	—	46,743
Reclassification of preferred stock warrant liability and net exercise of certain warrants for common stock in connection with initial public offering	—	—	—	—	—	—	27,207	—	1,745	—	1,745
Net income	—	—	—	—	—	—	—	—	—	5,849	5,849
BALANCE, SEPTEMBER 30, 2019	—	$—	—	$—	—	$—	17,074,049	$17	$136,586	$(54,267)	$82,336

CASTLE BIOSCIENCES, INC.
CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
(UNAUDITED)
(in thousands, except share data)

	Convertible Preferred Stock Series C		Redeemable Convertible Preferred Stock Series A, B, D, E-1, E-2, E-2A, E-3 and F		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, JULY 1, 2020	—	$—	—	$—	—	$—	19,373,869	$19	$210,621	$(53,018)	$157,622
Stock compensation expense	—	—	—	—	—	—	—	—	2,118	—	2,118
Exercise of common stock options	—	—	—	—	—	—	129,090	1	291	—	292
Issuance of common stock under the employee stock purchase plan	—	—	—	—	—	—	41,467	—	693	—	693
Public offering of common stock, net of underwriting discounts, commissions and offering costs	—	—	—	—	—	—	300,000	—	10,423	—	10,423
Net loss	—	—	—	—	—	—	—	—	—	(4,589)	(4,589)
BALANCE, SEPTEMBER 30, 2020	—	$—	—	$—	—	$—	19,844,426	$20	$224,146	$(57,607)	$166,559

The accompanying notes are an integral part of these unaudited condensed financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
(UNAUDITED)
(in thousands, except share data)

	Convertible Preferred Stock Series C		Redeemable Convertible Preferred Stock Series A, B, D, E-1, E-2, E-2A, E-3 and F		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2019	503,056	$1,501	9,456,775	$44,995	—	$—	1,916,224	$2	$921	$(57,489)	$(56,566)
Stock compensation expense	—	—	—	—	—	—	—	—	536	—	536
Exercise of common stock options	—	—	—	—	—	—	687,520	—	1,164	—	1,164
Accretion of redeemable convertible preferred stock to redemption value:
Series E-1	—	—	—	2	—	—	—	—	(2)	—	(2)
Series E-3	—	—	—	7	—	—	—	—	(7)	—	(7)
Series F	—	—	—	121	—	—	—	—	(121)	—	(121)
Exercise of redeemable convertible preferred stock warrants:
Series E-1	—	—	12,999	107	—	—	—	—	—	—	—
Series F	—	—	1,054	10	—	—	—	—	—	—	—
Recognition of beneficial conversion feature on convertible promissory notes	—	—	—	—	—	—	—	—	8,378	—	8,378
Extinguishment of beneficial conversion feature on convertible promissory notes	—	—	—	—	—	—	—	—	(15,265)	—	(15,265)
Public offering of common stock, net of underwriting discounts, commissions and offering costs	—	—	—	—	—	—	4,600,000	5	65,926	—	65,931
Conversion of convertible promissory notes	—	—	—	—	—	—	1,661,106	2	26,576	—	26,578
Conversion of convertible preferred stock	(503,056)	(1,501)	(9,470,828)	(45,242)	—	—	8,181,992	8	46,735	—	46,743
Reclassification of preferred stock warrant liability and net exercise of certain warrants in connection with initial public offering	—	—	—	—	—	—	27,207	—	1,745	—	1,745
Net income	—	—	—	—	—	—	—	—	—	3,222	3,222
BALANCE, SEPTEMBER 30, 2019	—	$—	—	$—	—	$—	17,074,049	$17	$136,586	$(54,267)	$82,336

CASTLE BIOSCIENCES, INC.
CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
(UNAUDITED)
(in thousands, except share data)

	Convertible Preferred Stock Series C		Redeemable Convertible Preferred Stock Series A, B, D, E-1, E-2, E-2A, E-3 and F		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2020	—	$—	—	$—	—	$—	17,130,907	$17	$137,308	$(52,212)	$85,113
Stock compensation expense	—	—	—	—	—	—	—	—	5,348	—	5,348
Exercise of common stock options	—	—	—	—	—	—	332,065	1	692	—	693
Issuance of common stock under the employee stock purchase plan	—	—	—	—	—	—	81,454	—	1,296	—	1,296
Public offering of common stock, net of underwriting discounts, commissions and offering costs	—	—	—	—	—	—	2,300,000	2	79,502	—	79,504
Net loss	—	—	—	—	—	—	—	—	—	(5,395)	(5,395)
BALANCE, SEPTEMBER 30, 2020	—	$—	—	$—	—	$—	19,844,426	$20	$224,146	$(57,607)	$166,559

The accompanying notes are an integral part of these unaudited condensed financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net (loss) income	$(5,395)	$3,222
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	312	254
Stock compensation expense	5,348	536
Amortization of intangibles	—	4
Amortization of debt discounts and issuance costs	666	1,691
Other non-cash interest	—	442
Gain on extinguishment of debt	—	(5,213)
Change in fair value of preferred stock warrant liability	—	619
Change in fair value of embedded derivative	—	237
Change in fair value of convertible promissory note accounted for under the fair value option	—	2,077
Other	3	—
Change in operating assets and liabilities:
Accounts receivable	1,855	801
Prepaid expenses and other current assets	(1,767)	(1,522)
Inventory	(442)	61
Other assets	(1,503)	(20)
Accounts payable	211	(47)
Accrued compensation	575	(895)
Medicare advance payment	8,350	—
Other accrued liabilities	1,709	263
Deferred rent and other liabilities	373	12
Net cash provided by operating activities	10,295	2,522

INVESTING ACTIVITIES
Purchases of property and equipment	(4,162)	(590)
Proceeds from sale of property and equipment	2	—
Net cash used in investing activities	(4,160)	(590)

FINANCING ACTIVITIES
Proceeds from public offerings of common stock, net of underwriting discounts, commissions and offering costs	79,504	65,935
Proceeds from issuance of preferred stock and preferred stock warrants (including exercised warrants)	—	49
Proceeds from issuance of convertible promissory notes (including $4,756 from related parties for the nine months ended September 30, 2019), net of issuance costs	—	11,695
Proceeds from issuance of convertible promissory note and common stock warrant, net of issuance costs	—	9,236
Proceeds from issuance of term debt, net of issuance costs	—	1,776
Repayments on term debt	(3,333)	—

CASTLE BIOSCIENCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Repayments on line of credit	—	(1,791)
Proceeds from exercise of common stock options	692	1,164
Proceeds from contributions to the employee stock purchase plan	1,207	—
Net cash provided by financing activities	78,070	88,064

NET CHANGE IN CASH AND CASH EQUIVALENTS	84,205	89,996
Beginning of period	98,845	4,479
End of period	$183,050	$94,475

DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued purchases of property and equipment	$32	$17
Property and equipment acquired with tenant improvement allowance	$714	$—
Common stock and debt issuance costs incurred but not paid	$—	$4
Issuance of common stock upon conversion of convertible preferred stock	$—	$46,743
Conversion of preferred stock warrants to common stock warrants	$—	$1,745
Issuance of common stock upon conversion of convertible promissory notes	$—	$26,578

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
The Company experienced a decline in total test report volume in the second quarter of 2020 compared to the second quarter of 2019, which it believes was linked to delays and/or cancellations in patient visits, resulting in reduced diagnostic biopsies and thus reduced diagnoses of cutaneous melanoma in response to COVID-19. While the Company experienced improvements in total test report volume in the third quarter of 2020 compared to the third quarter of 2019, the extent to which COVID-19 may further impact the Company’s business, results of operations, financial condition and cash flows will depend on future developments, which are highly uncertain and cannot be predicted with confidence.
In response to COVID-19, the United States government has passed legislation and taken other actions to provide financial relief to companies and other organizations affected by the pandemic. Refer to Note 2 for information on certain payments received by the Company in April 2020 as a result of these actions. The Company intends to fund planned operations for the next 12 months using a portion of its cash and cash equivalents on hand, which totaled $183.1 million at September 30, 2020, and collections from test report sales.

2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’). The Company has no subsidiaries and all operations are conducted by the Company.
Unaudited Interim Financial Information
The accompanying condensed balance sheet as of September 30, 2020; the condensed statements of operations and comprehensive (loss) income, the condensed statements of convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2020 and 2019; and the condensed statements of cash flows for the nine months ended September 30, 2020 and 2019 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2020 and the results of its operations and its cash flows for the three and nine months ended September 30, 2020 and 2019. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2020 and 2019 are also unaudited. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period. The balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim financial statements. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 10, 2020.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates include revenue recognition, the valuation of stock-based compensation, assessing future tax exposure and the realization of deferred tax assets, the useful lives and recoverability of property and equipment, and contingent liabilities. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and assumptions. The Company has considered the potential impact of the COVID-19 pandemic on its estimates and assumptions. The extent to which the COVID-19 pandemic may impact the Company’s estimates in future periods is uncertain and subject to change.
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
All of the Company’s revenues from contracts with customers are associated with the provision of diagnostic and prognostic cancer testing services. Most of the Company’s revenues are attributable to DecisionDx®-Melanoma for cutaneous melanoma. The Company also provides a test for uveal melanoma, DecisionDx®-UM. The Company launched a test for patients with squamous cell carcinoma, DecisionDx®-SCC in August 2020 and launched a test for use in patients with suspicious pigmented lesions, DecisionDx® DiffDx™-Melanoma in November 2020. Information on the disaggregation of revenues by the Company’s significant third-party payors is included under Payor Concentration below. The Company has determined that it has a contract with the patient when the treating clinician orders the test. The Company’s contracts generally contain a single performance obligation, which is the delivery of the test report, and the Company satisfies its performance obligation at a point in time upon the delivery of the test report to the treating physician, at which point the Company can bill for the report. The amount of revenue recognized reflects the amount of consideration to which the Company expects to be entitled (the ‘‘transaction price’’) and considers the effects of variable consideration, which is discussed further below.
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

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
In the absence of LCD coverage or contractually established reimbursements rates, the Company has concluded that its contracts include variable consideration because the amounts paid by Medicare or commercial health insurance carriers may be paid at less than the Company’s standard rates or not paid at all, with such differences considered implicit price concessions. Variable consideration attributable to these price concessions is measured at the expected value using the ‘‘most likely amount’’ method under ASC 606. The amounts are determined by historical average collection rates by test type and payor category taking into consideration the range of possible outcomes, the predictive value of the Company’s past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of the Company’s influence, such as the judgment and actions of third parties. Such variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. Variable consideration may be constrained and excluded from the transaction price in situations where there is no contractually agreed upon reimbursement coverage or in the absence of a predictable pattern and history of collectability with a payor. Variable consideration for Medicare claims that are not covered by an LCD, including those claims subject to approval by an ALJ at an appeal hearing, is deemed to be fully constrained due to factors outside the Company’s influence (i.e., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. Included in revenues for the three months ended September 30, 2020 and 2019 were $1,450,000 and $3,203,000, respectively, of revenue increases associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods. Such amounts of variable consideration for the nine months ended September 30, 2020 and 2019 were revenue increases of $223,000 and $2,394,000, respectively. These amounts include (i) adjustments for actual collections versus estimated amounts and (ii) cash collections and the related recognition of revenue in current period for tests delivered in prior periods due to the release of the constraint on variable consideration.
Because the Company’s contracts with customers have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606 to not disclose information about its remaining performance obligations. Any incremental costs to obtain contracts are recorded as selling, general and administrative expense as incurred due to the short duration of the Company’s contracts. Contract balances consisted of accounts receivable (both current and noncurrent) and the Medicare advance payment (discussed further below) as of September 30, 2020. Contract balances consisted solely of accounts receivable (both current and noncurrent) as of December 31, 2019.
Medicare Advance Payment
On April 16, 2020, the Company received an advance payment of $8.3 million (the “Advance Payment”) from the Centers for Medicare & Medicaid Services (“CMS”) under its Accelerated and Advance Payment Program, which was expanded to provide increased cash flow to service providers during the COVID-19 pandemic. The Company has recorded the Advance Payment as a current liability on its balance sheet as of September 30, 2020. The Company will reduce the balance of the Advance Payment as it is applied to claims or is otherwise recouped by CMS. Originally, CMS was to recoup the Advance Payment from August 2020 through November 2020. However, the enactment on October 1, 2020 of the Continuing Appropriations Act, 2021 and Other Extensions Act (the “Appropriations Act”) modified the repayment terms such that recoupment will now commence in April 2021. For the first eleven months of recoupment, CMS will apply 25% of the Medicare payments otherwise owed to the Company against the balance of the Advance Payment. After that eleven-month period, CMS will recoup at a rate of 50% of the Medicare payments otherwise owed to the Company for an additional six months. If the Advance Payment is not fully recovered by CMS after this recoupment period, the Company will be required to repay any remaining balance. The classification of the Advance Payment on the Company’s balance sheet at September 30, 2020 does not consider the effect of

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

the Appropriations Act. As of September 30, 2020, no revenue has been recognized related to any portion of the Advance Payment.
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
The Company’s significant third-party payors and their related revenues as a percentage of total revenues and accounts receivable balances are as follows:

	Percentage of Revenues
	Nine Months Ended September 30,		Percentage of Accounts Receivable (current)		Percentage of Accounts Receivable (non-current)
	2020	2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Medicare	54%	47%	11%	7%	—%	—%
Medicare Advantage plans	28%	28%	41%	41%	18%	18%
United Healthcare	2%	7%	1%	9%	—%	—%
BlueCross BlueShield plans	8%	6%	27%	25%	47%	46%
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
The Company accrues an allowance for doubtful accounts against its accounts receivable when it is probable that an account is not collectible, based on write off history, credit risk of specific accounts, aging analysis and other information available on specific accounts. The Company generally does not perform evaluations of customers’ financial condition and generally does not require collateral. Accounts receivable are written off when all efforts to collect the balance have been exhausted. Historically, the Company’s bad debt expense has not been significant. The allowance for doubtful accounts was zero as of September 30, 2020 and December 31, 2019. Adjustments for implicit price concessions attributable to variable consideration, as discussed above, are incorporated into the measurement of the accounts receivable balances and are not part of the allowance for doubtful accounts.
Other Operating Loss
On April 10, 2020, the Company received an automatic payment of $1.9 million from the U.S. Department of Health and Human Services (“HHS”) pursuant to the Coronavirus Aid, Relief and Economic Security Act enacted on March 27, 2020, also known as the CARES Act, out of relief funds allocated by HHS to healthcare providers to reimburse healthcare related expenses or lost revenues attributable to COVID-19. This automatic payment was calculated by HHS in proportion to the

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

providers’ share of Medicare fee-for-service reimbursements in 2019 and was applicable to all facilities and providers that received Medicare fee-for-service reimbursements in 2019. In the second quarter of 2020, based on guidance issued by HHS at the time that stated any reasonable method could be used to calculate lost revenues attributable to COVID-19, the Company concluded it would qualify to retain the relief funds and recognized the funds received as other operating income during the three months ended June 30, 2020. On September 19, 2020, HHS issued a notice of reporting requirements that changed the methodology for determining lost revenues to be based on a patient care operating income metric, as defined by HHS. Due to this change in methodology and uncertainty in its application, the Company determined that it was no longer reasonably assured of keeping the funds. Therefore, in the three months ended September 30, 2020, the Company reversed the previously recognized income. As of September 30, 2020, the provider relief funds are reflected on the balance sheet as other accrued liabilities. On October 22, 2020, HHS again revised the methodology for calculating lost revenues, which is now calculated as a negative change, if any, in calendar year 2020 revenues compared to calendar year 2019 revenues.
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
Accrued Compensation
The Company accrues for liabilities under discretionary employee and executive bonus plans. These estimated compensation liabilities are based on progress against corporate objectives approved by the Company’s board of directors, compensation levels of eligible individuals, and target bonus percentage levels. The board of directors reviews and evaluates the performance against these objectives and ultimately determines what discretionary payments are made. The Company also accrues for liabilities under employee sales incentive bonus plans with accruals based on performance achieved to date compared to established targets. As of September 30, 2020 and December 31, 2019, the Company accrued $4,611,000 and $4,785,000, respectively, for liabilities associated with these bonus plans. These amounts are classified as current or noncurrent accrued liabilities in the balance sheets based on the expected timing of payment.
CARES Act Payroll Tax Deferral
The CARES Act permits employers to defer the payment of the employer share of social security taxes due for the period beginning March 27, 2020 and ending December 31, 2020. Of the amounts deferred, 50% are required to be paid by December 31, 2021 and the remaining 50% are required to be paid by December 31, 2022. The Company began deferring payment of the employer share of social security taxes in May 2020. As of September 30, 2020, the Company had deferred payment of $378,000 of such taxes, which are classified as noncurrent liabilities in the balance sheet.
Comprehensive (Loss) Income
Comprehensive (loss) income is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive (loss) income was the same as its reported net (loss) income for all periods presented.
Accounting Pronouncements Yet to be Adopted
In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes FASB ASC Topic 840, Leases, and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method for finance leases or on a straight-line basis over the term of the lease for operating leases. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. For companies that are not emerging growth companies (‘‘EGCs’’), ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. For EGCs, the ASU was to be effective for fiscal years beginning after December 15, 2019. However, in November 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates (“ASU 2019-10”), which included a one-year deferral of the effective date of ASU

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

2016-02 for certain entities. In June 2020, the FASB issued ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, which further defers the effective date for certain entities. As a result, the ASU is now effective for EGCs for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company expects to adopt the new standard in the fourth quarter of 2022 using the modified retrospective method, under which the Company will apply Topic 842 to existing and new leases as of January 1, 2022, but prior periods will not be restated and will continue to be reported under Topic 840 guidance in effect during those periods. The Company anticipates that the adoption will not have a material impact on its statements of operations and comprehensive (loss) income or its statements of cash flows but expects to recognize right-of-use assets and liabilities for lease obligations associated with its operating leases.
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

3. (Loss) Earnings Per Share
Basic (loss) earnings per share is computed by dividing net (loss) income attributable to common stockholders for the period by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding includes shares associated with an outstanding warrant, issued in July 2019, to purchase 209,243 shares of common stock, which are deemed to have been issued for purposes of calculating basic and diluted (loss) earnings per share, due to the nominal exercise price. On July 29, 2019, the Company completed the initial public offering of its common stock (the “IPO”), in which it issued and sold 4,600,000 shares of common stock. Also on that date, all of the Company’s outstanding convertible preferred stock and convertible promissory notes automatically converted into 8,181,992 and 1,661,106 shares, respectively, of common stock and certain outstanding warrants to purchase Series F convertible redeemable preferred stock were net exercised for an aggregate of 27,207 shares of common stock. On June 29, 2020 and July 2, 2020, the Company issued and sold 2,000,000 and 300,000 shares, respectively, of common stock in a follow-on public offering, as discussed further in Note 10. The foregoing shares are included in the Company’s weighted-average number of common shares outstanding starting on the respective issuance/conversion dates.
Diluted (loss) earnings per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options or purchases under the 2019 Employee Stock Purchase Plan (“ESPP”), as well as from the possible conversion of the Company’s convertible preferred stock, convertible promissory notes and exercise of outstanding warrants. The treasury stock and if-converted methods are used to calculate the potential dilutive effect of these common stock equivalents. However, potentially dilutive shares are excluded from the computation of diluted (loss) earnings per share when their effect is antidilutive.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table shows the computation of basic and diluted (loss) earnings per share for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Numerator:
Net (loss) income attributable to common stockholders	$(4,589)	$5,543	$(5,395)	$936
Assumed conversion of convertible promissory notes(1):
Subtract: Extinguishment gain	—	(5,213)	—	(5,213)
Add: Interest expense and change in fair value of embedded derivative	—	420	—	420
Numerator for diluted (loss) earnings per share	$(4,589)	$750	$(5,395)	$(3,857)

Denominator:
Weighted-average common shares outstanding, basic	19,936	12,758	18,290	5,649
Assumed conversion of convertible promissory notes(1)	—	290	—	98
Assumed exercise of common stock warrants	—	67	—	—
Assumed exercise of stock options	—	1,187	—	—
Weighted-average common shares outstanding, diluted	19,936	14,302	18,290	5,747

(Loss) earnings per share attributable to common stockholders:
Basic	$(0.23)	$0.43	$(0.29)	$0.17
Diluted	$(0.23)	$0.05	$(0.29)	$(0.67)

(1)For both the three and nine months ended September 30, 2019, these figures reflect the assumed conversion of the Q1 2019 Notes (as defined in Note 6) into shares of common stock beginning July 1, 2019, in accordance with the requirements in ASC Topic 260, Earnings per Share, for contingently issuable shares due to the contingency not being met until the third quarter of 2019. Accordingly, the associated numerator adjustments for the nine months ended September 30, 2019 exclude activity from the first two quarters of 2019. The July 2019 Note (as defined in Note 6), was excluded from the computation of diluted (loss) earnings per share prior to its conversion on July 29, 2019 in connection with the IPO, as disclosed below.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Due to the Company reporting a net loss attributable to common stockholders for the three and nine months ended September 30, 2020, all potentially dilutive securities are antidilutive and are excluded from the computations of diluted loss per share for such periods.
The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in the Company’s calculation of diluted (loss) earnings per share for the three and nine months ended September 30, 2020 and 2019 because to do so would be antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Convertible preferred stock	—	2,489	—	6,256
Convertible promissory note(1)	—	131	—	44
Stock options	2,767	139	2,732	1,778
Common stock warrants	35	—	35	30
Preferred stock warrants	—	40	—	107
Employee stock purchase plan	101	—	104	—
Total	2,903	2,799	2,871	8,215

(1)Associated with the July 2019 Note.

4. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Lab equipment	$1,977	$1,563
Computer equipment	1,186	887
Leasehold improvements	1,392	635
Furniture and fixtures	436	176
Construction in progress	3,153	2
Total	8,144	3,263
Less accumulated depreciation	(1,498)	(1,203)
Property and equipment, net	$6,646	$2,060
Depreciation expense was recorded in the statements of operations and comprehensive (loss) income as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of sales	$85	$70	$225	$203
Research and development	8	2	13	5
Selling, general and administrative	26	19	74	46
Total	$119	$91	$312	$254

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

5. Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Provider relief funds	$1,882	$—
Accrued service fees	1,201	1,162
Accrued interest	154	184
Employee stock purchase plan contributions	128	218
Accrued royalties	70	169
Accrued state income taxes	—	79
Total	$3,435	$1,812

6. Convertible Promissory Notes
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
The Company determined that certain features of the Q1 2019 Notes were subject to bifurcation and separate accounting under ASC Subtopic 815-15, Embedded Derivatives. The embedded derivative was recorded at fair value each reporting period, with changes in fair value recorded as “other expense, net” in the statements of operations and comprehensive (loss) income. No hedge accounting treatment was applied. The Company also determined the Q1 2019 Notes contained a beneficial conversion feature under ASC Subtopic 470-20, Debt with Conversion and Other Options, related to the optional conversion of the Q1 2019 Notes into Series F redeemable convertible preferred stock at maturity. The debt discounts created from the initial recognition of the embedded derivative and the beneficial conversion feature were being amortized to interest expense over the life of the debt using the effective interest method. Amortization of discounts and issuance costs on the Q1 2019 Notes totaled $245,000 for the three months ended September 30, 2019 and $1,216,000 for the nine months ended September 30, 2019 and were included in interest expense. The conversion of the Q1 2019 Notes was considered an extinguishment for accounting purposes. The Company recognized an extinguishment gain of $5,213,000 during the three and nine months ended September 30, 2019.
The amounts recognized in net income for three and nine months ended September 30, 2019 for the embedded derivative liability are as follows (in thousands):

		(Loss) Recognized in Net Income
	Statement of Operations and Comprehensive (Loss) Income Location	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Derivatives Not Classified as Hedging Instruments
Embedded derivative in convertible promissory notes	Other expense, net	$(101)	$(237)

July 2019 Note
On July 12, 2019, the Company issued an unsecured convertible promissory note having a principal amount of $10,000,000 (the ‘‘July 2019 Note’’) to an investor. The July 2019 Note bore simple interest at a rate of 8% per annum and had an original maturity date of June 30, 2020. The IPO triggered an automatic conversion feature of the July 2019 Note under which the

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
The Company elected to account for the July 2019 Note under the fair value option in accordance with ASC Topic 825, Financial Instruments. Under the fair value option, changes in fair value were recorded in the condensed statements of operations and comprehensive (loss) income each period as “other expense, net.” For the three and nine months ended September 30, 2019, the company recorded $2,077,000 of negative fair value adjustments through the settlement date in the statements of operations and comprehensive (loss) income.

7. Long-Term Debt
The Company’s long-term debt balances are presented in the table below (in thousands):

	September 30, 2020	December 31, 2019
Term debt	$23,354	$26,688
Unamortized discount and issuance costs	(899)	(1,566)
Total long-term debt	22,455	25,122
Less: Current portion of long-term debt	(10,000)	(5,833)
Total long-term debt, less current portion	$12,455	$19,289
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
Previously, the financial covenant in the 2018 LSA was based on a trailing three-month revenue target tested monthly throughout the term of the agreement. In February 2020, the Company entered into a second amendment of the 2018 LSA (the “Second Amendment”) that, among other things, changed the covenant from being tested monthly to quarterly testing. In March 2020, the Company entered into a third amendment of the 2018 LSA with the Lenders to establish revenue targets for the year ending December 31, 2020, which were calculated a percentage of the Company’s previously approved quarterly revenue projections. For quarterly periods ending after December 31, 2020, the trailing three-month revenue requirements will be determined by the Lenders upon receipt and review of the Company’s quarterly financial projections for the year, subject to certain specified criteria regarding minimum requirements. Revenues, if any, that the Company recognizes as a result of an ALJ appeal process from consolidated claims initiatives for DecisionDx-Melanoma do not count toward the minimum revenue requirements.
On May 10, 2020, the Company entered into a fourth amendment of the 2018 LSA to modify the covenant structure such that the Company is required to comply with either (i) the trailing three-month revenue target or (ii) a liquidity ratio, in both cases measured quarterly. The liquidity ratio covenant requires that the ratio of (i) unrestricted cash and cash equivalents (as defined in the 2018 LSA) held at SVB or its affiliates to (ii) the outstanding obligations under the 2018 LSA be at least 2.00 to 1.00. As of September 30, 2020, the Company was in compliance with the covenant. The Company’s liquidity ratio was 7.76 to 1.00 as of September 30, 2020.
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

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
The Term Loan bears interest at a floating rate equal to the greater of (1) 8.55% and (2) the 30-day U.S. LIBOR rate as reported in the Wall Street Journal on the last business day of the month that precedes the month in which the interest will accrue, plus 6.48%. The applicable interest rate on the Term Loan was 8.55% as of September 30, 2020 and December 31, 2019. Interest on the Term Loan is payable monthly in arrears. The Company was permitted to make interest-only payments on the Term Loan through May 31, 2020. As required, the Company began to repay the principal in 30 equal monthly installments of $833,333 each beginning on June 1, 2020. All unpaid principal and accrued and unpaid interest are due on November 1, 2022 (the “Term Loan Maturity Date”). The Company is also obligated to make an additional final payment of 6.75% of the aggregate original principal amount, or $1,687,500, upon any prepayment or on the Term Loan Maturity Date. The final payment amount is being amortized as additional interest expense using the effective interest method over the term of the debt.

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

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The table below provides information, by level within the fair value hierarchy, of the Company’s financial assets and financial liabilities that are accounted for at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 (in thousands):

	As of September 30, 2020
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds(1)	$182,616	$—	$—	$182,616

	As of December 31, 2019
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds(1)	$98,389	$—	$—	$98,389

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

10. Stockholders’ Equity
Common Stock Offering
On June 29, 2020 and July 2, 2020, the Company issued and sold 2,000,000 and 300,000 shares, respectively, of its common stock in a follow-on public offering at a price of $37.00 per share. The Company received $79.5 million in aggregate net proceeds, after deducting underwriting discounts and commissions and offering costs. The shares issued and sold on July 2, 2020 reflect the underwriters’ exercise in full of their 30-day option to purchase additional shares at the public offering price, less underwriting discounts and commissions.
Common Stock Warrants
Information about common stock warrants outstanding as of September 30, 2020 and December 31, 2019 are presented in the table below:

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

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

11. Stock Incentive Plans and Stock-Based Compensation
Stock Incentive Plans
Activity under the Company’s stock plans for the nine months ended September 30, 2020 is set forth below:

			Weighted-Average
	Shares Available for Grant	Stock Options Outstanding	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2019	863,127	2,637,966	$13.30
Additional options authorized	856,545	—	—
Granted	(577,120)	577,120	$38.93
Exercised	—	(332,065)	$2.08
Forfeited/Canceled	84,322	(84,322)	$27.02
Balance as of September 30, 2020	1,226,874	2,798,699	$19.50	8.57	$89,406
Exercisable at September 30, 2020 (1)		635,351	$4.11	7.08	$30,076

(1)Vested and exercisable options. Additionally, outstanding unvested options to purchase an aggregate of 82,624 shares of common stock with a weighted-average exercise price of $2.39 per share may be exercised prior to vesting as of September 30, 2020 under early-exercise provisions. In the event of such exercise, the shares obtained upon exercise would be restricted and subject to forfeiture prior to vesting. No such early exercises have occurred as of September 30, 2020.
Employee Stock Purchase Plan
The ESPP provides for certain automatic increases in the number of shares of common stock reserved for issuance, which resulted in an additional 171,309 shares becoming available under the ESPP effective January 1, 2020. On February 28, 2020 and August 31, 2020 the Company issued 39,987 and 41,467 shares, respectively, of its common stock pursuant to scheduled purchases under the ESPP. As of September 30, 2020, 501,790 shares remained available for issuance under the ESPP.
Determining Fair Value - Summary of Assumptions
The Company uses the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or any other measurement date. The following table sets forth the assumptions used to determine the fair value of stock options:

	Nine Months Ended September 30,
	2020	2019
Average expected term (years)	6	6
Expected stock price volatility	59.15% - 63.82%	56.74% - 59.60%
Risk-free interest rate	0.28% - 1.76%	1.61% - 2.47%
Dividend yield	—%	—%
The following table sets forth assumptions used to determine the fair value of the purchase rights issued under the ESPP:

	Nine Months Ended September 30,
	2020	2019
Average expected term (years)	1.2	Not applicable
Expected stock price volatility	56.80% - 100.49%	Not applicable
Risk-free interest rate	0.12% - 0.95%	Not applicable
Dividend yield	—%	Not applicable

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
Stock-Based Compensation Expense
Stock-based compensation expense related to stock options and the ESPP is included in the statements of operations and comprehensive (loss) income as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of sales	$268	$13	$674	$35
Research and development	370	23	835	70
Selling, general and administrative	1,480	193	3,839	431
Total stock-based compensation expense	$2,118	$229	$5,348	$536

For the nine months ended September 30, 2020 and 2019, the weighted-average grant date fair value of options granted was $22.07 and $3.77 per option, respectively, and the weighted-average grant date fair value of the purchase rights granted under the ESPP was $17.43 and nil per share, respectively. As of September 30, 2020, the total unrecognized compensation cost related to stock options and the ESPP was $25,118,000 and $965,000, respectively, which is expected to be recognized on a straight-line basis over a weighted-average period of 2.9 years and 1.2 years, respectively. The total unrecognized compensation costs will be adjusted for forfeitures in future periods as they occur.

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

Overview
We are a commercial-stage dermatological cancer company focused on providing physicians and their patients with personalized, clinically actionable genomic information to make more accurate treatment decisions. We believe that the traditional approach to developing a treatment plan for certain cancers using clinical and pathology factors alone is inadequate and can be improved by incorporating personalized genomic information. Our non-invasive products utilize proprietary algorithms to provide an assessment of a patient’s specific risk of metastasis or recurrence of their cancer, allowing physicians to identify patients who are likely to benefit from an escalation of care as well as those who may avoid unnecessary medical and surgical interventions. Our lead product, DecisionDx®-Melanoma, is a proprietary multi-gene expression profile, or GEP, test that predicts the risk of metastasis or recurrence for patients diagnosed with invasive cutaneous melanoma, a deadly skin cancer. This test has two current clinically actionable uses. The first use immediately following diagnosis is based upon a patient’s likelihood of having a sentinel lymph node negative biopsy result so that physicians and patients can discuss the risk and benefit or undergoing sentinel lymph node biopsy, or SLNB, surgery. The second use is to inform the appropriate treatment plan, regardless of the decision to undergo or avoid the SLNB surgery. We estimate more than 130,000 patients are diagnosed with invasive cutaneous melanoma each year in the United States. We launched DecisionDx-Melanoma in May 2013. We also market DecisionDx®-UM, which is a proprietary GEP test that predicts the risk of metastasis for patients with uveal melanoma, a rare eye cancer. We launched DecisionDx-UM in January 2010. Based on the substantial clinical evidence that we have developed, we have received Medicare coverage for both of these products, which represents approximately 50% of our addressable patient population.
On August 31, 2020, we commercially launched our squamous cell carcinoma, or SCC, proprietary GEP test, DecisionDx®‑SCC, and on November 2, 2020, we commercially launched our proprietary GEP test for suspicious pigmented lesions, DecisionDx® DiffDx™-Melanoma. These two indications are areas of high clinical need in dermatological cancer and, together, represent an addressable population of approximately 500,000 patients in the United States.
We have processed over 70,000 clinical samples since commercial launch and our annual revenue increased from $22.8 million in 2018 to $51.9 million in 2019. For the nine months ended September 30, 2020, our revenue was $45.4 million compared to $34.2 million for the nine months ended September 30, 2019.

The numbers of DecisionDx-Melanoma, DecisionDx-UM and DecisionDx-SCC test reports delivered by us during the nine months ended September 30, 2020 and 2019 and for the year ended December 31, 2019 are presented in the table below:

	DecisionDx- Melanoma	DecisionDx-UM	DecisionDx-SCC(1)	Total
Q1 2020	4,574	361	—	4,935
Q2 2020	3,008	306	—	3,314
Q3 2020	4,404	318	57	4,779
For the nine months ended September 30, 2020	11,986	985	57	13,028

Q1 2019	3,232	360	—	3,592
Q2 2019	3,691	376	—	4,067
Q3 2019	4,126	356	—	4,482
For the nine months ended September 30, 2019	11,049	1,092	—	12,141
Q4 2019	4,480	434	—	4,914
For the year ended December 31, 2019	15,529	1,526	—	17,055

(1)We commercially launched the DecisionDx-SCC test on August 31, 2020. DecisionDx-SCC orders received from launch through October 30, 2020 totaled 282 from 193 clinicians. We have not yet recorded any revenues associated with DecisionDx-SCC, pending the development of reimbursement experience and coverage decisions for the test.
While we continue to see new clinicians order the DecisionDx-Melanoma test for the first time, for the three months ended September 30, 2020, the number of new ordering clinicians (first time ordering a test) for our DecisionDx-Melanoma test decreased by 17% compared to the same period in 2019, and for the nine months ended September 30, 2020, the number of new ordering clinicians for Decision Dx-Melanoma decreased by 10% as compared to the same period in 2019. We believe these decreases in the number of new ordering clinicians are the result of physician office closures and limited physician access due to the COVID-19 pandemic, as discussed further below. Our commercial team is using a combination of in-person and virtual promotional efforts.
For additional information on the metrics we disclose, refer to “Information about certain metrics” below.
Since our inception in 2008, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, discovering product candidates, conducting clinical study activities to generate evidence demonstrating the clinical validity, clinical utility, economic benefits, and patient outcomes of our products, and commercialization activities for those products. We currently market four proprietary GEP products and generate substantially all of our revenue from DecisionDx-Melanoma and DecisionDx-UM.
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
We bill third-party payors and patients for the tests we perform. The majority of our revenue collections is paid by third-party insurers, including Medicare. We have received Local Coverage Determinations, or LCDs, which provide coverage for our DecisionDx-Melanoma and DecisionDx-UM tests that meet certain criteria for Medicare and Medicare Advantage beneficiaries, representing approximately 60 million covered lives. As it relates to DecisionDx-UM, we have contracts or have received positive medical policy decisions from additional payors representing approximately 83 million covered lives. A ‘‘covered life’’ means a subscriber, or a dependent of a subscriber, who is insured under an insurance policy for such an insurance carrier.
Palmetto GBA MolDx, or Palmetto, the Medicare Administrative Contractor, or MAC, responsible for administering MolDX, the program that assesses molecular diagnostic technologies, issued a final expanded LCD for DecisionDx-Melanoma, effective November 22, 2020. With this expanded LCD and the accompanying billing and coding articles, we estimate that a significant majority of the DecisionDx-Melanoma tests performed for Medicare patients will meet the coverage criteria. Noridian Healthcare Solutions, LLC, or Noridian, the MAC responsible for administering claims for laboratory services performed in

Arizona, has adopted the same coverage policy as Palmetto and also issued an expanded final LCD for DecisionDx-Melanoma, effective December 6, 2020.
On May 17, 2019, the Centers for Medicare & Medicaid Services, or CMS, determined that DecisionDx-UM meets the criteria for existing advanced diagnostic laboratory test, or ADLT, status, also referred to as “existing ADLT” status. Accordingly, in 2021 the DecisionDx-UM Medicare rate will be set annually based upon the median private payor rate for the first half of the second preceding calendar year. Note that our rate for 2020 is set by Noridian, our local MAC. Also, on May 17, 2019, CMS determined that DecisionDx-Melanoma meets the criteria for ‘‘new ADLT’’ status. Accordingly, from July 1, 2019 through March 31, 2020 the Medicare reimbursement rate was equal to the initial list price of $7,193.00. From April 1, 2020 through December 31, 2021, CMS notified us that the rate will also be $7,193.00, which was calculated based upon the median private payor rate for DecisionDx-Melanoma from July 1, 2019 to November 30, 2019. Beginning in 2022, the rate for both DecisionDx-UM and DecisionDx-Melanoma will be set annually based upon the median private payor rate for the first half of the second preceding calendar year. For example, the rate for 2022 will be set using median private payor rate data from January 1, 2020 to June 30, 2020.
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
Our net (loss) income may fluctuate significantly from period to period, depending on the timing of our planned development activities, the growth of our sales and marketing activities and the timing of revenue recognition under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or ASC 606. We expect our expenses will increase substantially over time as we:
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

Impact of COVID-19 Pandemic
We are continuing to closely monitor the impact of the COVID-19 pandemic on our business and are taking proactive efforts designed to protect the health and safety of our workforce, continue our business operations and advance our corporate objectives. We are providing the following update with respect to the impact of COVID-19 on our business:

•We have maintained and expect to continue to maintain uninterrupted business operations, with adequate access to reagents and consumables needed for testing patient samples and normal turnaround times for our delivery of test reports. We have implemented adjustments to our operations designed to keep employees safe and comply with federal, state and local guidelines, including those regarding social distancing.
•We experienced declines in orders and test report volume primarily in the second quarter of 2020, which we believe was linked to delays and/or cancellations in patient visits, resulting in reduced diagnostic biopsies and thus reduced diagnoses of cutaneous melanoma, in response to COVID-19. For the second quarter of 2020, test reports delivered for our lead product, DecisionDx-Melanoma, decreased 18.5% compared to the second quarter of 2019. In the third quarter of 2020, DecisionDx-Melanoma test reports increased by 6.7% compared to the third quarter of 2019 and increased by 46.4% compared to the second quarter of 2020.

•We believe the recent improvement in DecisionDx-Melanoma test report volume is driven in part by the reopening of dermatology practices and rescheduled patient visits, coinciding with the easing of state and local government restrictions.
•Our future results will be dependent upon the extent and duration of the COVID-19 crisis as well as the impact of ongoing state and local government restrictions, which are beyond our control, and which may be eased and/or reinstated from time to time depending on the circumstances, potentially impacting the flow of future patient visits. Even with the easing of state and local restrictions, patient visits and diagnosis of cutaneous melanoma may be impacted by continued apprehension regarding possible exposure to the virus. For example, our analysis of third party data from Symphony Health indicates that in the third quarter of 2020, cutaneous melanoma diagnoses decreased by approximately 12% compared to the third quarter of 2019.
•We continue to believe our cash and cash equivalents and anticipated cash to be generated from sales of our products, will be sufficient to fund our operations for the foreseeable future.
As conditions are continuously evolving, we are unable to predict how our future test report volume will be impacted or the extent to which our results of operations, financial condition or cash flows will be impacted by the COVID-19 pandemic, or other future public health crises. Accordingly, the test report data presented above is not necessarily indicative of our results of operations that can be expected for the year ending December 31, 2020 or any other future period. For more information on the potential impact of the COVID-19 pandemic on our business, see the risk factors included under “Risks Related to Our Business” and the other risk factors included in Part II, Item 1A., “Risk Factors,” of this Quarterly Report on Form 10-Q.
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
Test reports delivered for DecisionDx-Melanoma, DecisionDx-UM and DecisionDx-SCC represents the number of completed test reports delivered by us during the reporting period indicated. The period in which a test report is delivered does not necessarily correspond with the period the related revenue, if any, is recognized, due to the timing and amount of adjustments for variable consideration under ASC 606. We use this metric to evaluate the growth in adoption of our tests and to measure against our internal performance objectives. We believe this metric is useful to investors in evaluating the volume of our business activity from period to period that may not be discernible from our reported revenues under ASC 606. We also sometimes present, on a limited basis, data on the number of orders received. We believe order data can provide additional insight on current demand trends, particularly during the COVID-19 pandemic and with respect to new product launches, when considered in conjunction with test report volume. However, orders received in a particular period do not necessarily correspond with actual delivered test reports or reported revenues for the same period or subsequent periods.
New ordering clinicians for DecisionDx-Melanoma represents the number of clinicians who ordered the DecisionDx-Melanoma test for the first time during the reporting period specified. We believe this metric is useful in evaluating the effectiveness of our sales and marketing efforts in establishing new relationships with clinicians and increasing the adoption of the DecisionDx-Melanoma test. We also believe this metric provides useful information to investors in assessing our ability to expand the use of the DecisionDx-Melanoma test. Since this metric is based upon the reporting period in which an order is placed, it does not necessarily correspond to the reporting period in which a test report was delivered or in which any revenue was recognized.

Components of the Results of Operations
Net Revenues
We generate revenues from the sale of our products, primarily from the sale of DecisionDx-Melanoma and DecisionDx-UM. We bill third-party payors and patients for the tests we perform.
Under ASC 606, we recognize revenue at the amount we expect to be entitled, subject to a constraint for variable consideration, in the period in which our tests are delivered to the treating physicians. We have determined that our contracts contain variable consideration under ASC 606 because the amounts paid by third-party payors may be paid at less than our standard rates or not paid at all, with such differences considered implicit price concessions. Variable consideration is recognized only to the extent it is probable that a significant reversal of revenue will not occur in future periods when the uncertainties are resolved. Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. Variable consideration for Medicare claims that are not covered by an LCD, including those claims subject to approval by an Administrative Law Judge, or ALJ, at an appeal hearing, is deemed to be fully constrained due to factors outside our influence (i.e., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. For these fully constrained claims, we generally recognize revenue upon receipt of a favorable appeal decision. Due to potential future changes in Medicare coverage policies and appeal cycles, insurance coverage policies, contractual rates and other trends in the reimbursement of our tests, our revenues may fluctuate significantly from period to period. Additionally, our ability to recognize revenue for our recently launched tests is dependent on the development of reimbursement experience and coverage decisions for these tests.
Our ability to increase our revenues will depend on our ability to further penetrate our target market, and, in particular, generate sales through our direct sales force, develop and commercialize additional tests, obtain reimbursement from additional third-party payors and increase our reimbursement rate for tests performed.
Cost of Sales
The components of our cost of sales are material and service costs, personnel costs (including salaries, bonuses, benefits and stock-based compensation expense), equipment and infrastructure expenses associated with testing samples, electronic medical records, order and delivery systems, shipping charges to transport samples, third-party test fees, and allocated overhead including rent, information technology costs, equipment depreciation and utilities. Costs associated with performing tests are recorded when the test is processed regardless of whether and when revenues are recognized with respect to that test. As a result, our cost of sales as a percentage of revenues may vary significantly from period to period because we do not recognize all revenues in the period in which the associated costs are incurred. We expect cost of sales in absolute dollars to increase as the number of tests we perform increases. Additionally, we expect cost of sales to increase with the expansion of laboratory capacity and staffing in advance of anticipated growth of our recently launched tests.
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

We expect to use a portion of the proceeds from the June 2020 follow-on public offering to further support and accelerate our research and development activities, including two important studies that we have recently commenced to support our DecisionDx-Melanoma test. The first is the PERSONALize study, in which we are evaluating DecisionDx-Melanoma for interactions with adjuvant therapies. The second is the CONNECTION study, which is collecting long-term outcomes for up to 10,000 patients who have been tested with DecisionDx-Melanoma.
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
Other Operating Loss
Other operating loss reflects the reversal of previously recognized other operating income associated with an automatic payment for relief funds received from the U.S. Department of Health and Human Services, or HHS, pursuant to the Coronavirus Aid, Relief and Economic Security Act enacted on March 27, 2020, or the CARES Act, as discussed further below.
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

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2020	2019
	(unaudited)
Net revenues	$15,217	$14,774	$443	3.0%
Cost of sales	2,475	1,708	767	44.9%
Gross margin	12,742	13,066	(324)	(2.5)%
Gross margin percentage	83.7%	88.4%
Operating expenses and other operating loss:
Research and development	3,058	1,515	1,543	101.8%
Selling, general and administrative	11,703	7,122	4,581	64.3%
Other operating loss	1,882	—	1,882	N/A
Total operating expenses	16,643	8,637	8,006	92.7%
Operating (loss) income	(3,901)	4,429	(8,330)	(188.1)%
Interest income	18	6	12	200.0%
Interest expense	(706)	(1,088)	382	35.1%
Gain on extinguishment of debt	—	5,213	(5,213)	(100.0)%
Other expense, net	—	(2,711)	2,711	100.0%
(Loss) income before income taxes	(4,589)	5,849	(10,438)	(178.5)%
Income tax expense	—	—	—	—%
Net (loss) income	$(4,589)	$5,849	$(10,438)	(178.5)%

Net Revenues
For the three months ended September 30, 2020 net revenues increased by $0.4 million, or 3.0%, to $15.2 million compared to the three months ended September 30, 2019 primarily due to higher per-unit revenues and higher test volume, partially offset by reduced revenue adjustments related to prior periods. The overall revenue increase is primarily attributable to higher DecisionDx-Melanoma test revenues, partially offset by lower DecisionDx-UM test revenues. For the three months ended September 30, 2020, we experienced a 5.4% increase in total DecisionDx-Melanoma and DecisionDx-UM test reports delivered, compared to the three months ended September 30, 2019. For the three months ended September 30, 2020 and 2019, we recorded net positive revenue adjustments of $1.5 million and $3.2 million, respectively, related to tests delivered in previous periods, associated with changes in estimated variable consideration. The positive revenue adjustments include the recognition of revenue for certain tests delivered in prior periods for which no revenue was recognizable originally, but was recognized upon cash collection of payments for the tests in the respective periods.

Cost of Sales
Cost of sales for the three months ended September 30, 2020 increased by $0.8 million, or 44.9%, compared to the three months ended September 30, 2019, primarily due to higher personnel costs associated with additional headcount in our laboratory testing operations and increases in expenses for supplies and services, which were attributable to the overall higher activity levels. Our gross margin percentage was 83.7% for the three months ended September 30, 2020, compared to 88.4% for the same period in 2019, reflecting the expansion of laboratory staff in preparation for both launches of DecisionDx-SCC and DiffDx-Melanoma as well as anticipated further volume growth for DecisionDx-Melanoma. Due to the nature of our business, a significant portion of our cost of sales expenses represent fixed costs associated with our testing operations. Accordingly, our cost of sales expense will not necessarily increase or decrease commensurately with the change in net revenues from period to period.

Research and Development
Research and development expenses increased by $1.5 million, or 101.8%, for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily associated with increases in personnel costs attributable to additional headcount as well as higher expenses for professional fees.

Selling, General and Administrative
SG&A expense increased by $4.6 million, or 64.3%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Approximately 68% of the increase is attributable to higher personnel costs, particularly due to increased headcount and higher stock-based compensation. In early 2019, we expanded our sales organization from 14 territories to 23 territories and implemented an additional expansion to 32 territories beginning in December 2019. Further, we expanded our sales organization headcount in the third quarter of 2020 in preparation for the commercial launch of our DecisionDx DiffDx-Melanoma test. The higher personnel costs also reflect expanded headcount in our administrative support functions. The remainder of the increase was primarily associated with higher marketing expenses, professional fees, board of director compensation, insurance expense and other general increases. Stock-based compensation expense included in SG&A expense was $1.5 million for the three months ended September 30, 2020 compared to $0.2 million for the same period in 2019, reflecting both higher post-IPO stock option valuations as well as additional awards outstanding due to growth.

Other Operating Loss
Other operating loss for the three months ended September 30, 2020 of $1.9 million consists entirely of the reversal of previously recognized income for the automatic payment received from HHS for relief funds pursuant to the CARES Act. In the second quarter of 2020, based on guidance issued by HHS at the time that stated any reasonable method could be used to calculate lost revenues attributable to COVID-19, we concluded we would qualify to retain the relief funds and recognized the funds received as other operating income during the three months ended June 30, 2020. On September 19, 2020, HHS issued a notice of reporting requirements that changed the methodology for determining lost revenues to be based on a patient care operating income metric, as defined by HHS. Due to this change in methodology and uncertainty in its application, we determined we were no longer reasonably assured of keeping the funds. Therefore, in the three months ended September 30, 2020, we reversed the previously recognized income. As of September 30, 2020, the provider relief funds are reflected on the balance sheet as other accrued liabilities. On October 22, 2020, HHS again revised the methodology for calculating lost revenues, which is now calculated as a negative change, if any, in calendar year 2020 revenues compared to calendar year 2019 revenues.

Interest Expense
Interest expense decreased by $0.4 million, or 35.1%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease is primarily attributable to interest expense on the Q1 2019 Notes during the three months ended September 30, 2019. The outstanding principal amount and accrued interest on the Q1 2019 Notes converted into shares of common stock in connection with the IPO in July 2019.

Gain on Extinguishment of Debt
We recorded a non-cash extinguishment gain related to the Q1 2019 Notes totaling $5.2 million during the three months ended September 30, 2019, which was associated with the conversion of the Q1 2019 Notes into shares of common stock in connection with the IPO that was considered an extinguishment for accounting purposes.

Other Expense, Net
Other expense, net for the three months ended September 30, 2019 consisted of losses associated with changes in fair value of the July 2019 Note, the liability for convertible preferred stock warrants and the embedded derivative associated with the Q1 2019 Notes of $2.1 million, $0.5 million and $0.1 million, respectively. These liabilities were adjusted to their current fair values each period, but effective with the IPO, the July 2019 Note and the Q1 2019 Notes automatically converted into shares of common stock and we reclassified our liability for convertible preferred stock warrants to stockholders’ equity. Accordingly, no further changes in fair value for these items are reflected in periods after the IPO date.

Results of Operations

Comparison of the nine months ended September 30, 2020 and 2019
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2020	2019
	(unaudited)
Net revenues	$45,350	$34,230	$11,120	32.5%
Cost of sales	7,012	5,299	1,713	32.3%
Gross margin	38,338	28,931	9,407	32.5%
Gross margin percentage	84.5%	84.5%
Operating expenses:
Research and development	8,675	4,226	4,449	105.3%
Selling, general and administrative	33,173	19,990	13,183	65.9%
Total operating expenses	41,848	24,216	17,632	72.8%
Operating (loss) income	(3,510)	4,715	(8,225)	(174.4)%
Interest income	354	32	322	1,006.3%
Interest expense	(2,239)	(3,805)	1,566	41.2%
Gain on extinguishment of debt	—	5,213	(5,213)	(100.0)%
Other expense, net	—	(2,933)	2,933	100.0%
(Loss) income before income taxes	(5,395)	3,222	(8,617)	(267.4)%
Income tax expense	—	—	—	—%
Net (loss) income	$(5,395)	$3,222	$(8,617)	(267.4)%

Net Revenues
Net revenues increased by $11.1 million, or 32.5%, to $45.4 million primarily due to higher per-unit revenues and increased test volume, partially offset by reduced revenue adjustments related to prior periods. The overall revenue increase is primarily attributable to higher DecisionDx-Melanoma test revenues, partially offset by lower DecisionDx-UM test revenues. Our per-unit revenues benefited from the attainment of “new ADLT” status for our DecisionDx-Melanoma test, effective July 1, 2019, which resulted in a higher Medicare reimbursement rate for the test, as described above. For the nine months ended September 30, 2020, we experienced a 6.8% increase in total DecisionDx-Melanoma and DecisionDx-UM test reports delivered, compared to the nine months ended September 30, 2019. While we saw a year-over-year increase in test reports delivered of 37.4% during the first quarter of 2020, we experienced a year-over-year decrease in test reports delivered of 18.5% during the second quarter of 2020 and a year-over-year increase in test reports delivered of 5.4% during the third quarter of 2020. We believe the adverse impacts to our quarterly test report volume growth are linked to delays and/or cancellations in patient visits, resulting in reduced diagnostic biopsies and thus reduced diagnoses of cutaneous melanoma in response to COVID-19, as noted above. For the nine months ended September 30, 2020 and 2019, we recorded net positive revenue adjustments of $0.2 million and $2.4 million, respectively, related to tests delivered in previous periods, associated with changes in estimated variable consideration. The positive revenue adjustments include the recognition of revenue for certain tests delivered in prior periods for which no revenue was recognizable originally, but was recognized upon cash collection of payments for the tests in the respective periods.

Cost of Sales
Cost of sales for the nine months ended September 30, 2020 increased by $1.7 million, or 32.3%, compared to the nine months ended September 30, 2019, primarily due to higher personnel costs associated with additional headcount in our laboratory testing operations and increases in expenses for supplies and services, which were attributable to the overall higher activity levels. Our gross margin percentage was 84.5% for both the nine months ended September 30, 2020 and September 30, 2019. Due to the nature of our business, a significant portion of our cost of sales expenses represent fixed costs associated with our testing operations. Accordingly, our cost of sales expense will not necessarily increase or decrease commensurately with the change in net revenues from period to period.

Research and Development
Research and development expenses increased by $4.4 million, or 105.3%, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily associated with increases in personnel costs attributable to additional headcount, higher expenses for clinical trials, advisory boards and professional fees.

Selling, General and Administrative
SG&A expense increased by $13.2 million, or 65.9%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Approximately 67% of the increase is attributable to higher personnel costs, particularly due to increased headcount and higher stock-based compensation. In early 2019, we expanded our sales organization from 14 territories to 23 territories and implemented an additional expansion to 32 territories beginning in December 2019. Further, we expanded our sales organization headcount in the third quarter of 2020 in preparation for the commercial launch of our DecisionDx DiffDx-Melanoma test. The higher personnel costs also reflect expanded headcount in our administrative support functions. The remainder of the increase was primarily associated with higher professional fees, insurance expense, board of director compensation and marketing expenses. Stock-based compensation expense included in SG&A expense was $3.8 million for the nine months ended September 30, 2020 compared to $0.4 million for the same period in 2019, reflecting both higher post-IPO stock option valuations as well as additional awards outstanding due to growth.

Interest Income
Interest income increased by $0.3 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily as a result of higher average balances of cash and cash equivalents, which were primarily attributable to proceeds from the IPO in July 2019 and the follow-on public offering in June 2020, partially offset by lower interest rates.

Interest Expense
Interest expense decreased by $1.6 million, or 41.2%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease is primarily attributable to interest expense on the Q1 2019 Notes during the nine months ended September 30, 2019. The outstanding principal amount and accrued interest on the Q1 2019 Notes converted into shares of common stock in connection with the IPO in July 2019.

Gain on Extinguishment of Debt
We recorded a non-cash extinguishment gain related to the Q1 2019 Notes totaling $5.2 million during the nine months ended September 30, 2019, which was associated with the conversion of the Q1 2019 Notes into shares of common stock in connection with the IPO that was considered an extinguishment for accounting purposes.

Other Expense, Net
Other expense, net for the nine months ended September 30, 2020 consisted of losses associated with changes in fair value of the July 2019 Note, the liability for convertible preferred stock warrants and the embedded derivative associated with the Q1 2019 Notes of $2.1 million, $0.6 million and $0.2 million, respectively. These liabilities were adjusted to their current fair values each period, but effective with the IPO, the July 2019 Note and Q1 2019 Notes automatically converted into shares of common stock and we reclassified our liability for convertible preferred stock warrants to stockholders’ equity. Accordingly, no further changes in fair value for these items are reflected in periods after the IPO date.

Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents and cash generated from sales of our products. As of September 30, 2020 and December 31, 2019, we had cash and cash equivalents of $183.1 million and $98.8 million, respectively. To date, in addition to the revenue generated from the sale of our products, we have financed our operations through the IPO, a follow-on public offering of common stock in June 2020, private placements of preferred stock, convertible promissory notes and bank debt. Our long-term debt is described further below.
Follow-On Public Offering
On June 29, 2020 and July 2, 2020, we issued and sold 2,000,000 and 300,000 shares, respectively, of our common stock in a follow-on public offering at a price of $37.00 per share. We received $79.5 million in aggregate net proceeds, after deducting underwriting discounts and commissions and offering costs. The shares issued and sold on July 2, 2020 reflect the underwriters’ exercise in full of their 30-day option to purchase additional shares at the public offering price, less underwriting discounts and commissions. As mentioned above, we expect to use a portion of these proceeds to further support and accelerate our research and development activities, including two important studies that we have recently commenced to support our DecisionDx-Melanoma test.
Medicare Advance Payment
On April 16, 2020, we received an advance payment of $8.3 million, or the Advance Payment, from CMS under its Accelerated and Advance Payment Program, which was expanded to provide increased cash flow to service providers during the COVID-19 pandemic. We have recorded the Advance Payment as a current liability on our balance sheet. Originally, CMS was to recoup the Advance Payment from August 2020 through November 2020. However, the enactment on October 1, 2020 of the Continuing Appropriations Act, 2021 and Other Extensions Act, or the Appropriations Act, modified the repayment terms such that recoupment will now commence in April 2021. For the first eleven months of recoupment, CMS will apply 25% of the Medicare payments otherwise owed to us against the balance of the Advance Payment. After that eleven-month period, CMS will recoup at a rate of 50% of the Medicare payments otherwise owed to us for an additional six months. The classification of the Advance Payment on our balance sheet at September 30, 2020 does not consider the effect of the Appropriations Act. If the Advance Payment is not fully recovered by CMS after this recoupment period, we will be required to repay any remaining balance.
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
Since our inception, we have incurred significant operating losses and negative cash flows. We had an accumulated deficit of $57.6 million as of September 30, 2020. Our ability to generate revenue sufficient to achieve sustained profitability will depend heavily on the successful commercialization of our currently marketed products and the products we plan to launch in the future as well as our spending on research and development activities. Although we generated positive operating income during the year ended December 31, 2019, we expect to incur additional expenses and operating losses in the future as we invest in the commercialization of our existing products, the development of our future product candidates and the commercialization of our product candidates. We believe that our existing cash and cash equivalents and anticipated cash generated from sales of our products will be sufficient to fund our operations for the foreseeable future. However, we have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. There are numerous risks and uncertainties associated with developing genomic tests, including, among others, the uncertainty of:
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
Long-Term Debt
Our long-term debt balances are presented in the table below (in thousands):

	September 30, 2020	December 31, 2019
	(unaudited)
Term debt	$23,354	$26,688
Unamortized discount and issuance costs	(899)	(1,566)
Total long-term debt	22,455	25,122
Less: Current portion of long-term debt	(10,000)	(5,833)
Long-term debt, less current portion	$12,455	$19,289
We have a Loan and Security Agreement, or the 2018 LSA, with Oxford Finance LLC, or Oxford, as collateral agent, and Oxford and Silicon Valley Bank, or SVB, as equal syndicated lenders, or the Lenders. The 2018 LSA consists of a $25.0 million secured term loan credit facility, or the Term Loan. The Term Loan bears interest at a floating rate equal to the greater of (1) 8.55% and (2) the 30-day U.S. LIBOR rate as reported in The Wall Street Journal on the last business day of the month that precedes the month in which the interest will accrue, plus 6.48%. The applicable interest rate on the Term Loan was 8.55% as of September 30, 2020 and December 31, 2019. We were permitted to make interest-only payments on the Term Loan through May 31, 2020. As required, we began to repay the principal in 30 equal monthly installments of $833,333 each beginning on June 1, 2020. All unpaid principal and accrued and unpaid interest are due at maturity on November 1, 2022. We are also obligated to make an additional final payment of 6.75% of the aggregate original principal amount, or $1,687,500, upon any prepayment or on the maturity date. We have the right to prepay the Term Loan at any time, subject to a prepayment fee of up to 1.50% and an early termination fee of $497,000.
On May 10, 2020, we entered into a fourth amendment of the 2018 LSA, or the Fourth Amendment, to, among other things, modify the covenant structure under the 2018 LSA such that we are now required to comply with either (i) a trailing three-month revenue target or (ii) a liquidity ratio, in both cases measured quarterly. We requested the Fourth Amendment from the Lenders so that our liquidity position would also be considered when determining compliance, due to the impacts of COVID-19 on our revenues. The liquidity ratio covenant requires that the ratio of (i) unrestricted cash and cash equivalents (as defined in the 2018 LSA) held at SVB or its affiliates to (ii) the outstanding obligations under the 2018 LSA be at least 2.00 to 1.00. As of September 30, 2020, we are in compliance with the covenant. Our liquidity ratio was 7.76 to 1.00 as of September 30, 2020.
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
Cash Flows
The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2020	2019
	(unaudited)
Net cash provided by operating activities	$10,295	$2,522
Net cash used in investing activities	(4,160)	(590)
Net cash provided by financing activities	78,070	88,064
Net change in cash and cash equivalents	$84,205	$89,996
Operating Activities
Net cash provided by operating activities was $10.3 million for the nine months ended September 30, 2020 and was primarily attributable to the receipt of the Advance Payment of $8.3 million and the HHS relief funds of $1.9 million described above, stock compensation expense of $5.3 million and decreases in accounts receivable of $1.9 million, partially offset by the net loss of $5.4 million and increases in prepayments and other assets of $1.8 million.
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
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2020 and 2019 primarily consisted of purchases of property and equipment. The increase in purchases of property and equipment in the current year compared to the prior year is primarily associated with expansion of our facilities.
Financing Activities
Net cash provided by financing activities was $78.1 million for the nine months ended September 30, 2020 and consisted primarily of $79.5 million in proceeds from our follow-on public offering of common stock (net of underwriting discounts, commissions and offering costs) and cash received associated with our equity compensation plans of $1.9 million, partially offset by principal repayments on the 2018 LSA of $3.3 million.
Net cash provided by financing activities was $88.1 million for the nine months ended September 30, 2019 and consisted primarily of $65.9 million of proceeds from our IPO (net of underwriting discounts, commissions and issuance costs), $11.7 million in net proceeds from the issuance of the Q1 2019 Notes, $9.2 million of net proceeds from the issuance of the July 2019 Note, $1.8 million of net proceeds associated with an increase in the Term Loan in connection with an amendment to the 2018 LSA, partially offset by principal repayments of $1.8 million on our line of credit. The line of credit was terminated in June 2019.

Off-Balance Sheet Arrangements
We do not currently have, nor did we have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC, during the periods presented.

Critical Accounting Policies and Significant Judgments and Estimates
During the nine months ended September 30, 2020, there were no significant changes to the information discussed under “Critical Accounting Policies and Significant Judgments and Estimates” included in the Management’s Discussion and

Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2019.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
From time to time, we may be involved in legal proceedings arising in the ordinary course of business. We believe there is no threatened litigation or litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.
Risk Factors Summary
We face many risks and uncertainties, as more fully described in this section under the heading “Risk Factors.” Some of these risks and uncertainties are summarized below. The summary below does not contain all of the information that may be important to you, and you should read this summary together with the more detailed discussion of these risks and uncertainties contained in “Risk Factors.”
Risk Related to our Financial Condition
•We rely upon a small number of third-party payors for a significant portion of our revenue.
•Our method of recognizing revenue may not reflect our underlying business.
•We have incurred significant losses since inception, and we may never achieve sustained profitability.
•We are an early, commercial-stage company and have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.
•Our financial results could fluctuate in the future, causing the market price of our stock to decline substantially.
•If our internal control over financial reporting is ineffective, we may not be able to accurately report our financial results or file our periodic reports in a timely manner.
•The terms of our credit facility place restrictions on our operating and financial flexibility.
•We may need to raise additional capital to commercialize new products, to expand operations or to fund existing operations.
Risks Related to our Business
•We have been, and may continue to be, adversely impacted by the COVID-19 pandemic, which has caused decreased test report volume.
•Our revenue heavily relies upon the sale of a single product and our current or future products may not achieve or maintain significant commercial market acceptance.
•Billing for our products is complex and we require substantial time and resources to collect payment.
•We rely on third parties for tumor sample collection, preparation and delivery.
•A depletion or loss of our tumor sample database could significantly harm our business.
•If our primary clinical laboratory facility becomes damaged or inoperable or we are required to vacate our existing facility, our ability to conduct our laboratory analysis and pursue our research and development efforts may be jeopardized.
•Our current or future products may not achieve or maintain significant commercial market acceptance.
•New product development is lengthy and complex and our revenues could be limited if we are unable to increase and support adoption of our products by healthcare providers.
•We may experience limits on our revenue if we are unable to increase and support adoption of our products by both physicians and other healthcare providers.
•We rely on limited or sole suppliers for some of the reagents, equipment, chips and other materials used by our products, and we may not be able to find replacements or transition to alternative suppliers.
•The sizes of the markets for our current and future products have not been established with precision and may be smaller than we estimate.
•The diagnostic testing industry is subject to rapid change, which could make our current or future products obsolete.
Risks Related to Reimbursement and Government Regulation
•We currently have limited reimbursement coverage for our lead product, DecisionDx-Melanoma, and if third-party payors, including government and commercial payors, do not provide sufficient coverage of, or adequate reimbursement for, our products, our commercial success will be negatively affected.

•We conduct business in a heavily regulated industry and failure to comply with regulatory requirements, including those established by the U.S. Food and Drug Administration, or changes in enforcement discretion for laboratory developed tests could harm our business.
•Data from our clinical studies may change materially, which could harm our business.
•Changes in health care policy or healthcare statutes and regulations or our ability to comply with applicable requirements could cause a material adverse effect to our business and operations.

Risks Related to Intellectual Property

•If we are unable to obtain and maintain sufficient intellectual property protection for our technology, our ability to successfully commercialize our products may be impaired.
•Our commercial success depends significantly on our ability to operate without infringing upon the intellectual property rights of third parties.
•We rely on information technology systems that we license from third parties and other royalty-bearing license agreements.
Risks Related to Employee Matters and Managing Growth and Other Risks Related to Our Business
•We are highly dependent on the services of our key personnel, including our President and Chief Executive Officer.
•Our employees and any current or potential commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.
•Our business may be negatively impacted by cyber security threats, natural disasters and public health crises.
•Product or professional liability lawsuits against us could cause us to incur substantial liabilities and could limit our commercialization of our products.
Risks Related to Ownership of Our Common Stock.
•The stock price of our common stock may be volatile or may decline regardless of our operating performance, and you may lose all or part of your investment.
•We have broad direction in the use of working capital and may not use it effectively or in ways that increase our share price.
•The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.
•Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.
•Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Risk Factors
You should consider carefully the risks described below, as well as the other information in this Quarterly Report on Form 10‑Q, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the factors described as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) are new or contain changes to the similarly titled risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2019. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

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
We have incurred significant losses since inception, and we may never achieve sustained profitability.*
Since our inception, we have had a history of net losses. As of September 30, 2020, we had an accumulated deficit of $57.6 million. We cannot predict if we will achieve sustained profitability in the near future or at all. We expect to incur losses in the future as we plan to invest significant additional funds toward the expansion of our commercial organization, the conduct of clinical utility and validity studies to support adoption of our products and the development or acquisition of additional products. Additionally, our performance could be impacted by the ongoing impacts of COVID-19. As a public company, we expect to continue to incur additional legal, accounting and other expenses that we did not incur as a private company. These increased expenses will make it harder for us to achieve sustained future profitability. We may also incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Quarterly Report on Form 10-Q, adoption of our products, coverage of and reimbursement rates for our products from third-party payors, and future research and development activities. Our failure to achieve sustained profitability in the future could cause the market price of our common stock to decline.
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
Following the Fourth Amendment to the 2018 LSA in May 2020, the 2018 LSA requires us to comply with either (i) a trailing three-month revenue target or (ii) a liquidity ratio, in both cases measured quarterly. The liquidity ratio requires that the ratio of (i) unrestricted cash and cash equivalents (as defined in the 2018 LSA) held at SVB or its affiliates to (ii) the principal outstanding on the Term Loan be at least 2.00 to 1.00. As of September 30, 2020, we were in compliance with this covenant. Our liquidity ratio was 7.76 to 1.00 as of September 30, 2020. However, there can be no assurance of our ability to maintain compliance with this covenant as of any future date. For example, prior to the amendment of the 2018 LSA in June 2019, our projections indicated that we were at risk of noncompliance with the financial covenant existing under the 2018 LSA prior to such amendment. Among other things, the June 2019 amendment revised our financial covenant to be more aligned with our revenue projections after taking into account the impact of ASC 606 on our revenue recognition following our early adoption of ASC 606. We requested the Fourth Amendment from the Lenders so that our liquidity position would also be considered when determining compliance, due to the impacts of COVID-19 on our revenues.
Our ability to further amend the terms of the 2018 LSA is subject to the approval of Oxford and SVB. Accordingly, should we seek to amend the 2018 LSA, there can be no assurance that an amendment would be available on terms acceptable to us or at all. In the event we are unable to comply with either the trailing three-month revenue requirement or the liquidity ratio covenant and we are unable to obtain an amendment of the 2018 LSA or a waiver, the Lenders could accelerate our payment obligations under the 2018 LSA. If an acceleration were to occur, we expect we would seek financing from other sources and/or utilize a portion of our existing cash and cash equivalents on hand, which totaled $183.1 million as of September 30, 2020, to satisfy our obligations.
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
We may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including to:
•increase our sales and marketing efforts for DecisionDx-Melanoma, DecisionDx-SCC, DecisionDx DiffDx-Melanoma and DecisionDx-UM and address competitive developments;
•fund ongoing evidence development for our existing products as well as additional pipeline programs;
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
We experienced declines in orders and test report volume primarily in the second quarter of 2020, which we believe were linked to delays and/or cancellations in patient visits, resulting in reduced diagnostic biopsies and thus reduced diagnoses of cutaneous melanoma in response to COVID-19. For the second quarter of 2020, test reports delivered for our lead product, DecisionDx-Melanoma, decreased 18.5% compared to the second quarter of 2019.
Our future results will be dependent upon the extent and duration of the COVID-19 crisis as well as the impact of ongoing state and local government restrictions, which are beyond our control, and which may be eased and/or reinstated from time to time depending on the circumstances, potentially impacting the flow of future patient visits and diagnosis of cutaneous melanoma. Even with the easing of state and local restrictions, patient visits may be impacted by continued apprehension regarding possible exposure to the virus. As conditions are continuously evolving, we are unable to predict how our future test report volume will be impacted or the extent to which our results of operations, financial condition or cash flows will be impacted by the COVID-19 pandemic, or other future public health crises. Accordingly, the test report data presented above and elsewhere in this Quarterly Report on Form 10-Q is not necessarily indicative of our results of operations that can be expected for the year ending December 31, 2020 or any other future period.
Under legislation enacted (or that may be enacted) by the United States federal government to respond to COVID-19, we have received and may receive in the future, cash payments or other forms of assistance allocated to healthcare and other companies. The eligibility requirements for any such payments or other assistance may be subject to restrictive terms and conditions, which may be ambiguous or subject to further modification, interpretation and guidance issued by government agencies on an ongoing basis. In the event we fail to comply with any of the terms or conditions associated with a payment we receive or if the terms and conditions or related interpretations change, we may be required to return it. For example, in September 2020, HHS modified the methodology for calculating lost revenues with respect to the relief funds distributed to healthcare providers pursuant to the CARES Act. As a result of this change in requirements, during the three months ended September 30, 2020, we reversed $1.9 million in previously recognized income associated with these funds. HHS again revised the methodology for calculating lost revenues in October 2020. The receipt of government payments or other assistance during the COVID-19 crisis has generated negative publicity for some companies and may continue to generate negative publicity for companies in the future. If we receive any negative publicity as a result of receiving or accepting a government payment or other assistance, it could harm our reputation, trigger a review or audit by applicable government agencies and/or adversely impact our stock price.
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
Our revenue currently depends primarily on sales of DecisionDx-Melanoma, and we will need to generate sufficient revenue from this and other products to grow our business.*
Most of our revenue in 2019 and 2018 was derived from the sale of our lead product, DecisionDx-Melanoma. While we also derive revenue from DecisionDx-UM and expect to derive revenue from DecisionDx-SCC and DecisionDx DiffDx-Melanoma, we expect that the majority of our revenue for the foreseeable future will be derived from sales of DecisionDx-Melanoma.

Further, we believe that our long-term commercial success will depend on our ability to develop and market additional products. Our ability to derive revenue from DecisionDx-Melanoma, DecisionDx-UM, DecisionDx-SCC, DecisionDx DiffDx-Melanoma and any future products that we commercialize is uncertain and depends on favorable coverage and reimbursement policies from government payors, like Medicare, and from private payors, like insurance companies. Without positive coverage policies, our products may not be reimbursed and we may not be able to recognize revenue. If we are unable to increase sales and expand coverage and reimbursement for DecisionDx-Melanoma, develop and commercialize other products, and successfully obtain coverage and adequate reimbursement for such products, our revenue and our ability to achieve sustained profitability would be impaired, and the market price of our stock could decline substantially.
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
In addition to the complexities noted above, we rely upon third-party service providers and third-party software applications in the administration of our billing and collecting process. We are currently planning to transition from a third-party billing service provider and implement a new in-house billing process using a third-party software application effective January 1, 2021. Any significant disruption or deficiency in the design and/or implementation of the new billing process could adversely impact our ability to generate and send invoices, calculate revenues, track payments and collect our accounts receivable.
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
If our primary clinical laboratory facility becomes damaged or inoperable or we are required to vacate our existing facility, our ability to conduct our laboratory analysis and pursue our research and development efforts may be jeopardized.*
We currently perform all of our testing and store our database of tumor samples at our primary clinical laboratory facility in Phoenix, Arizona. Our facility and equipment could be harmed or rendered inoperable by natural or man-made disasters, including war, fire, earthquake, power loss, communications failure, terrorism, burglary, public health crises (including restrictions that may be imposed on businesses by state and local governments under stay-at-home or similar orders and mandates) or other events, which may make it difficult or impossible for us to perform our testing services for some period of time or to receive and store samples. The inability to perform tests or to reduce the backlog of sample analysis that could develop if our facility becomes inoperable, for even a short period of time, may result in the loss of revenue, loss of customers or harm to our reputation, and we may be unable to regain that revenue, those customers or repair our reputation in the future. Furthermore, integral parties in our supply chain are operating from single sites, increasing their vulnerability to natural disasters and man-made disasters or other sudden, unforeseen and severe adverse events.
In addition, the loss of our tumor samples due to such events could limit or prevent our ability to conduct research and development analysis on existing tests as well as tests in active pipeline development.

While we have a business continuity plan in place, and have substantially completed the build out of an additional laboratory facility in close proximity to our primary facility to provide certain operational redundancy, our facilities and the equipment we use to perform our testing and research and development could be unavailable or costly and time-consuming to repair or replace. It would be difficult, time-consuming and expensive to rebuild our facilities, to locate and qualify a new facility, replace certain pieces of equipment or license or transfer our proprietary technology to a third-party, particularly in light of licensure and accreditation requirements. Even in the unlikely event that we are able to find a third party with such qualifications to enable us to resume our operations, we may be unable to negotiate commercially reasonable terms.
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
New product development involves a lengthy and complex process, and we may be unable to develop and commercialize, or receive reimbursement for, on a timely basis, or at all, new products.*
We continually seek to develop new product offerings, which requires us to devote considerable resources to research and development. For example, before we can commercialize a new pipeline product, we will need to expend significant resources in order to conduct substantial research and development, including clinical utility and validity studies, and further develop and scale our laboratory processes and infrastructure to accommodate additional products.
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
The sizes of the markets for our current and future products have not been established with precision and may be smaller than we estimate.*
Our estimates of the total addressable markets for DecisionDx-Melanoma, DecisionDx-UM, DecisionDx-SCC and DecisionDx DiffDx-Melanoma are based on a number of internal and third-party estimates, including, without limitation, the annual rate of patients with the applicable form of skin cancer, the list price of our products relative to the reimbursement we expect to receive from third-party payors and the assumed prices at which we can sell our products in markets that have not been established. For example, we estimate that the total addressable market for DecisionDx-Melanoma is approximately $540 million, which is based, in part, on our review of multiple recent publications which show that diagnosis of melanoma is underreported by 30% to 72%. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our current or future products may prove to be incorrect. If the actual number of patients who would benefit from our products, the price at which we can sell future products, or the annual total addressable market for our products is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business.
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
Under ASC 606, we recognize revenue at the amount we expect to be entitled, subject to a constraint for variable consideration, in the period in which our tests are delivered to the treating physician. We have determined that our contracts contain variable consideration under ASC 606 because the amounts paid by third-party payors may be paid at less than our standard rates or not paid at all, with such differences considered implicit price concessions. Variable consideration is recognized only to the extent it is probable that a significant reversal of revenue will not occur in future periods when the uncertainties are resolved. Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. Variable consideration for Medicare claims that are not covered by an LCD, including those claims subject to approval by an ALJ at an appeal hearing, is deemed to be fully constrained due to factors outside our influence (i.e., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. For these fully constrained claims, we generally recognize revenue upon receipt of a favorable appeal decision. In June 2017 we submitted to the Office of Medicare Hearings and Appeals, or OMHA, a request to participate in an appeal program developed with the intent of providing appellants a means to have large volumes of claim disputes adjudicated at an accelerated rate. We submitted 2,698 DecisionDx-Melanoma claims dating from 2013 through spring 2017 for adjudication on a consolidated basis. In March 2020, OMHA issued a decision denying payment on all of these claims. In accordance with ASC 606 and consistent with prior periods, we have not recognized (fully constrained the variable consideration) any revenues attributable to these claims in our financial statements pending the outcome of this matter. We have appealed this decision, but there can be no assurances regarding the timing or the outcome of this or any other appeal decision. Due to potential future changes in Medicare coverage policies and appeal cycles, insurance coverage policies, contractual rates and other trends in the reimbursement of our tests, our revenues may fluctuate significantly from period to period.

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
Palmetto, the MAC responsible for administering MolDX, the program that assesses molecular diagnostic technologies, issued a final LCD for DecisionDx-Melanoma, which became effective on December 3, 2018 and issued a final expanded LCD effective November 22, 2020. This LCD provides for coverage of DecisionDx-Melanoma for certain SLNB-eligible patients with cutaneous melanoma tumors with clinically negative sentinel node basins who are being considered for SLNB to determine eligibility for adjuvant therapy. The final expanded LCD also covers use of DecisionDx-Melanoma by physicians for assessment of appropriate treatment plans, regardless of the decision to undergo or avoid the SLNB surgery. Similarly, Palmetto issued a final LCD for DecisionDx-UM effective July 10, 2017. This LCD provides for coverage of DecisionDx-UM to determine metastatic risk in connection with the management of a patient’s newly diagnosed uveal melanoma and to guide surveillance and referral to medical oncology for those patients. We worked with Palmetto to obtain these positive coverage decisions through the submission of a detailed dossier of analytical and clinical data to substantiate that the tests meet Medicare’s medical necessity requirements. Per their joint operating agreement, Noridian, the MAC responsible for administering claims for laboratory services performed in Arizona, has adopted the same coverage policy as Palmetto for DecisionDx-UM and DecisionDx-Melanoma. This coverage process is lengthy, time-consuming, has changed over time, may change in the future and requires significant dedication of resources, and as we develop new products, we may be unsuccessful in receiving LCD determinations for those products or in maintaining our current LCDs. On a periodic basis, CMS requests bids for its MAC services, and MAC jurisdictions have changed in the past. A change in our MAC, or future changes in the MolDX program, the elimination of the program, or a change in the administrator of that program, may affect our ability to obtain Medicare coverage and reimbursement for products for which we have coverage, for products for which we do not yet have coverage, or for any products we may launch in the future, or delay payments for our tests.
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
On May 17, 2019, CMS determined that DecisionDx-UM meets the criteria for “existing ADLT” status. Accordingly, in 2021 the DecisionDx-UM Medicare rate will be set annually based upon the median private payor rate for the first half of the second preceding calendar year. Note that our rate for 2020 is set by Noridian, our local MAC. Also, on May 17, 2019, CMS determined that DecisionDx-Melanoma meets the criteria for ‘‘new ADLT’’ status. Accordingly, from July 1, 2019 through March 31, 2020 the Medicare reimbursement rate was equal to the initial list price of $7,193.00. From April 1, 2020 through December 31, 2021, CMS notified us that the rate will also be $7,193.00, which was calculated based upon the median private payor rate for DecisionDx-Melanoma from July 1, 2019 to November 30, 2019. Beginning in 2022, the rate for both DecisionDx-UM and DecisionDx-Melanoma will be set annually based upon the median private payor rate for the first half of the second preceding calendar year. For example, the rate for 2022 will be set using median private payor rate data from January 1, 2020 to June 30, 2020.
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
We conduct business in a heavily regulated industry, and failure to comply with federal, state and foreign laboratory licensing requirements and the applicable requirements of the FDA or any other regulatory authority, could cause us to lose the ability to perform our tests, experience disruptions to our business, or become subject to administrative or judicial sanctions.*
The diagnostics industry is highly regulated, and the laws and regulations governing the marketing of diagnostic tests are extremely complex. Areas of the regulatory environment that may affect our ability to conduct business include, without limitation:
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
•federal and state laws governing laboratory testing, including CLIA, and state licensing laws and accreditation requirements;
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

Therefore, to maintain our CLIA accreditation, we have elected to be subject to survey and inspection every two years by CAP. Moreover, CLIA inspectors may make random inspections of our laboratory from time to time.
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

Additionally, on December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the tax penalty on certain individuals who fail to maintain qualifying health coverage for all or part of a year, commonly referred to as the ‘‘individual mandate,’’ was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017, or the TCJA. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case. It is unclear when a decision in this case will be made. It is also unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.
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
We anticipate there will continue to be proposals by legislators at both the federal and state levels, regulators and commercial third-party payors to reduce costs while expanding individual healthcare benefits. For example, it is possible that additional governmental action is taken in response to the COVID-19 crisis. Certain of these changes could impose additional limitations on the prices we will be able to charge for our products, the coverage of or the amounts of reimbursement available for our products from third-party payors, including government and commercial payors.
We are subject to numerous federal and state healthcare statutes and regulations, and complying with laws pertaining to our business is an expensive and time-consuming process. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties and a material adverse effect to our business and operations.*
Physicians, other healthcare providers and third-party payors play a primary role in the recommendation of our products. Our arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that affect the business and financial arrangements and relationships through which we market and sell our products. The laws that affect our ability to operate include, but are not limited to:
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
•federal civil and criminal false claims laws, such as the FCA, which can be enforced by private citizens through civil qui tam action, and civil monetary penalty laws prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented through distribution of template medical necessity language or other coverage and reimbursement information, false, fictitious or fraudulent claims for payment or approval by the federal government, including federal health care programs, such as Medicare and Medicaid, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim, or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government. In addition, a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the FCA. Private individuals can bring False Claims Act ‘‘qui tam’’ actions, on behalf of the government and such individuals, commonly known as ‘‘whistleblowers,’’ may share in amounts paid by the entity to the government in fines or settlement. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;
•the Eliminating Kickbacks in Recovery Act of 2018, or EKRA, prohibits payments for referrals to recovery homes, clinical treatment facilities, and laboratories. EKRA’s reach extends beyond federal health care programs to include private insurance (i.e., it is an “all payor” statute). For purposes of EKRA, the term “laboratory” is defined broadly and without reference to any connection to substance use disorder treatment. The law includes a limited number of exceptions, some of which closely align with corresponding federal Anti-Kickback Statute exceptions and safe harbors, and others that materially differ;
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
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon entities subject to the law, such as health plans, healthcare clearinghouses and certain healthcare providers, known as covered entities, and their respective business associates, individuals or entities that perform services for them that involve individually identifiable health information as well as their covered subcontractors. Failure to comply with the HIPAA privacy and security standards can result in civil monetary penalties, and, in certain circumstances, criminal penalties. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions;
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
•the federal transparency requirements under the Physician Payments Sunshine Act, created under the ACA, which requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program to annually report to CMS information related to payments and other transfers of value provided to physicians, certain other healthcare professionals, and teaching hospitals and physician ownership and investment interests, including such ownership and investment interests held by a physician’s immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives during the previous year. Failure to submit required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission, and may result in liability under other federal laws or regulations. We believe that we are exempt from these reporting requirements. We cannot assure you, however, that our regulators, principally the federal government, will agree with our determination, and a determination that we have violated these laws and regulations, or a public announcement that we are being investigated for possible violations, could adversely affect our business;
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
Ensuring that our business arrangements with third parties comply with applicable healthcare laws and regulations is costly. If our operations are found to be in violation of any of these laws or any other current or future governmental laws and regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, diminished profits and future earnings, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could substantially disrupt our operations. If any of the physicians or other healthcare providers or entities with whom we do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.
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
Our collection, use and disclosure of individually identifiable information, including health and/or employee information, is subject to state, federal and foreign privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm.*
We and any potential collaborators are subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our collaborators.
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
Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include significant civil, criminal, and administrative penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
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

We depend on information technology systems that we license from third parties. Any failure of such systems or loss of licenses to the software that comprises an essential element of such systems could significantly harm our business.*
We depend on information technology systems for significant elements of our operations, such as our laboratory information management systems, including test validation, specimen tracking and quality control, our bioinformatics analytical software systems, our test report generating systems and billing systems. Essential elements of these systems depend on software that we license from third parties. If we are unable to maintain the licenses to this software or our software providers discontinue or alter the programs on which we rely, it could render our test reports unreliable or hinder our ability to generate accurate test reports, among other things. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.
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
If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.*
We have not yet registered certain of our trademarks in all of our potential markets, although we have registered, among others, DecisionDx, DecisionDx-UM, DecisionDx-Melanoma and DecisionDx-SCC in the United States. Our current or future registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or descriptive determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During trademark registration proceedings, we may receive rejections. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. In addition, third parties have used trademarks similar and identical to our trademarks in foreign jurisdictions, and have filed or may in the future file for registration of such trademarks. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to market our products in those countries. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Although these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names.
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
Our research and development programs and laboratory operations depend on our ability to attract and retain highly skilled scientists and technicians. We may not be able to attract or retain qualified scientists and technicians in the future due to the competition for qualified personnel among life science businesses, particularly near our primary laboratory facility located in Phoenix, Arizona. We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified scientific personnel. We may have difficulties locating, recruiting or retaining qualified salespeople. Recruiting and retention difficulties can limit our ability to support our research and development and sales programs. All of our employees are at-will, which means that either we or the employee may terminate their employment at any time.
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

If there are substantial sales of shares of our common stock, the price of our common stock could decline.*
The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of October 30, 2020, we had 19,911,225 shares of common stock outstanding. Shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act.
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
The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.*
Based upon shares outstanding as of September 30, 2020, our executive officers, directors and the known holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 25% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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
Since the effective date of our registration statement through September 30, 2020, we have not used any of the net proceeds from the IPO. Pending such uses, we have invested, and plan to continue to invest, the balance of the net proceeds from the IPO in cash and cash equivalent securities or highly liquid investment securities.

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

10.1*+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2019 Equity Incentive Plan.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).
_____________________________________
*    Filed herewith
**    Furnished herewith.
+    Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASTLE BIOSCIENCES, INC.

Date:	November 9, 2020	By:	/s/ Derek J. Maetzold
Derek J. Maetzold President and Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2020	By:	/s/ Frank Stokes
Frank Stokes Chief Financial Officer (Principal Financial and Accounting Officer)