Form 10-K
period 2020-12-31
CASTLE BIOSCIENCES INC
filed 2021-03-11
CIK 1447362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ ‘‘smaller reporting company,’’ and ‘‘emerging growth company’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was $518.9 million based on the closing price of the registrant’s common stock on June 30, 2020, as reported by the Nasdaq Global Market.
As of March 5, 2021, there were 24,978,424 shares of common stock, $0.001 par value per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, subsequent to the date hereof pursuant to Regulation 14A in connection with the registrant’s 2021 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. We intend to file such proxy statement with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2020.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:
•estimates of our addressable market, future revenue, expenses, capital requirements and our needs for additional financing;
•expectations with respect to reimbursement for our products, including third-party payor reimbursement and coverage decisions;
•anticipated cost, timing and success of our products in development, and our plans to research, develop and commercialize new tests;
•the impact of the COVID-19 pandemic on our business;
•our ability to obtain funding for our operations, including funding necessary to complete the expansion of our operations and development of our product candidates;
•the implementation of our business model and strategic plans for our products, technologies and businesses;
•our ability to manage and grow our business by expanding our sales to existing customers or introducing our products to new customers;
•our ability to develop and maintain sales and marketing capabilities;
•regulatory developments in the United States and foreign countries;
•the performance of our third-party suppliers;
•the success of competing diagnostic products that are or become available;
•our ability to attract and retain key personnel;
•our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act, as amended, or the JOBS Act, enacted in April 2012; and
•our expectations regarding our ability to obtain and maintain intellectual property protection for our products and our ability to operate our business without infringing on the intellectual property rights of others.
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

RISK FACTORS SUMMARY
We face many risks and uncertainties, as more fully described in this Annual Report on Form 10-K under the heading “Risk Factors.” Some of these risks and uncertainties are summarized below. The summary below does not contain all of the information that may be important to you, and you should read this summary together with the more detailed discussion of these risks and uncertainties contained in “Risk Factors.”
Risk Related to our Financial Condition
•We rely upon a small number of third-party payors for a significant portion of our revenue.
•Our method of recognizing revenue may not reflect our underlying business.
•We have incurred significant losses since inception, and we may never achieve profitability.
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
Risks Related to Reimbursement and Government Regulation
•We currently have limited reimbursement coverage for our lead product, DecisionDx-Melanoma, and if third-party payors, including government and commercial payors, do not provide sufficient coverage of, or adequate reimbursement for, our products, our commercial success, including revenue, will be negatively affected.
•We conduct business in a heavily regulated industry and failure to comply with regulatory requirements, including those established by the Centers for Medicare & Medicaid Services, or CMS, and the U.S. Food and Drug Administration, or FDA, or changes in enforcement discretion for laboratory developed tests could harm our business.
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
•We may engage in strategic transactions, such as the acquisition of businesses, assets, products or technologies, which could be disruptive to our existing operations, divert the attention of our management team and adversely impact our liquidity, cash flows, financial condition and results of operations.
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
•We have broad discretion in the use of working capital and may not use it effectively or in ways that increase our share price.
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
Overview
We are a commercial-stage dermatological cancer company focused on providing physicians and their patients with personalized, clinically actionable genomic information to make more accurate treatment decisions. We believe that the traditional approach to developing a treatment plan for certain cancers using clinical and pathology factors alone is inadequate and can be improved by incorporating personalized genomic information. Our non-invasive products utilize proprietary algorithms to provide an assessment of a patient’s specific risk of metastasis or recurrence of their cancer, allowing physicians to identify patients who are likely to benefit from an escalation of care as well as those who may avoid unnecessary medical and surgical interventions. Our lead product, DecisionDx®-Melanoma, is a proprietary multi-gene expression profile, or GEP, test that predicts the risk of metastasis or recurrence for patients diagnosed with invasive cutaneous melanoma, a deadly skin cancer. This test has two current clinically actionable uses. The first use immediately following diagnosis predicts a patient’s likelihood of having a sentinel lymph node negative biopsy result so that physicians and patients can discuss the risk and benefit of undergoing sentinel lymph node biopsy, or SLNB, surgery. The second use is to inform the appropriate treatment plan, regardless of the decision to undergo or avoid the SLNB surgery. We estimate more than 130,000 patients are diagnosed with invasive cutaneous melanoma each year in the United States. We launched DecisionDx-Melanoma in May 2013.
On August 31, 2020, we commercially launched our cutaneous squamous cell carcinoma, or SCC, proprietary GEP test, DecisionDx®‑SCC, and on November 2, 2020, we commercially launched our proprietary GEP test for suspicious pigmented lesions, DecisionDx® DiffDx™-Melanoma. These two indications are areas of high clinical need in dermatological cancer and, together, represent an addressable population of approximately 500,000 patients in the United States.
We also market DecisionDx®-UM, which is a proprietary GEP test that predicts the risk of metastasis for patients with uveal melanoma, a rare eye cancer. We launched DecisionDx-UM in January 2010.
Based on the substantial clinical evidence that we have developed, we have received Medicare coverage for DecisionDx-Melanoma and DecisionDx-UM, representing approximately 50% of the addressable patient population for both of these tests.
We have processed over 70,000 clinical samples since our inception. Our revenue for the year ended December 31, 2020 was $62.6 million, compared to $51.9 million for 2019 and $22.8 million for 2018.
Information on our test report volumes by year is presented below:

	Years Ended December 31,
	2020	2019	2018	2017
DecisionDx-Melanoma	16,232	15,529	12,032	9,300
DecisionDx‑SCC	485	—	—	—
DecisionDx DiffDx-Melanoma	73	—	—	—
Total Proprietary Dermatologic GEP Tests	16,790	15,529	12,032	9,300
DecisionDx-UM	1,395	1,526	1,413	1,314
Total	18,185	17,055	13,445	10,614

Our Competitive Advantages
We are focused on providing actionable genomic information to physicians and their patients. We believe our key competitive advantages are due in part to the following factors:
•Development of our products required our machine learning expertise, artificial intelligence and our proprietary algorithms, which are complex and difficult to replicate. We develop our products using our machine-learning expertise and artificial intelligence to analyze clinical specimens with associated long-term outcomes data to identify genomic patterns in tumor biology that we believe will accurately predict the risk of metastasis and recurrence. We then validate these genomic patterns, by refining and locking down algorithms to enable additional studies to validate the accuracy of our tests and subsequently document the clinically actionable changes made by physicians when they incorporate our test results into their treatment plan decisions.

•We have demonstrated the ability to provide clinically actionable information despite the complex genomics of skin cancer. In the diagnosis and prognosis of cancer, there is significant current interest in DNA driver mutations as being a predictor of the behavior of cancers. We believe that while the behavior of some cancers may be elucidated by DNA analysis and the response to certain targeted therapies, the majority of skin cancer behavior will best be understood at the gene expression level. Specifically, while DNA mutations of a specific gene are important for tumor behavior, the impact of other genes, epigenetic changes to the gene and the non-tumor environment which cannot be discerned by the mutation that a gene carries are critical to the understanding of tumor behavior. We believe that focusing on the expression of the gene or how the gene behaves will be more accurate than the mutation of the gene itself.
•Our growing repository of tumor samples and associated data, some including long-term outcomes, positions us well for improvement of current products and accelerated development of new ones. The development and validation of accurate tests is a complex process that requires access to tumor tissue specimens and long-term outcomes data. Such material and associated data is not readily available for skin cancer, which creates a barrier to rapid test development and validation. However, over the last decade we have accrued a sample bank comprised of approximately 60,000 samples, including 6,000 well-annotated samples that we have used in our clinical studies to date. We have been able to use this sample bank to expand the clinical use of our products, evaluate improvements in new and existing proprietary genomic algorithm approaches and develop new products. In addition to these historical uses, we are exploring other opportunities involving the use of these data.
•We have generated, and will continue to generate, robust clinical validity and utility data supporting the use of our products. For example, DecisionDx-Melanoma has been studied in more than 5,700 patient samples, including 28 published studies since 2015. We also are making significant investments in further clinical studies to continue to support DecisionDx-Melanoma, DecisionDx-UM, DecisionDx-SCC and DecisionDx DiffDx-Melanoma. This growing set of data is significant in educating physicians and patients about the value of our products and supporting reimbursement of our products by third-party payors.
•We have established relationships with physicians that allow us to optimize our interactions, increase adoption of our current products and identify areas of unmet clinical need to efficiently launch additional products. We have published rigorous clinical data, which allows our sales and medical affairs representatives to have substantive, in depth dialogues with physicians. Through these established relationships, we have been able to integrate our products into physicians’ workflows and identify further educational programs, which we believe fosters adoption of our products. We can also leverage these relationships to identify areas of significant unmet medical need and efficiently launch additional dermatologic products.
•We have experience in navigating the reimbursement landscape. In the molecular diagnostics industry securing reimbursement for new tests is a long, complex and uncertain process. We have developed significant expertise to assist in securing reimbursement for our products.
Our Strategy
We intend to build upon our position as a leading provider of genomic information for dermatological cancers. To realize this objective, we plan to:
•Expand adoption of our currently marketed products and educate physicians and their patients on the need for our products to make a more informed treatment plan decision. We believe that cancer treatment plans will be most effective if decisions are personalized for each patient based on the biology of their specific tumor, instead of a one-size-fits-all approach. We will continue to educate physicians and their patients on the diagnostic discordance that leads to over- and under-treatment.
•Continue to generate evidence supporting the clinical utility and validity of our products. We have conducted extensive clinical utility and validity studies to support the adoption of, and reimbursement for, our products. In order to maintain our competitive advantage and increase sales of our products, we will continue to generate additional clinical data to support the use of our products.
•Execute planned expansion of our commercial channel. We plan to increase sales of our products by adding new physicians to our customer base as well as increasing orders by physicians already using our products. We increased the number of sales and medical affairs representatives in the first quarter of 2019 with a second expansion occurring in December 2019. Further, we expanded our sales organization headcount in the third quarter of 2020 in preparation for the commercial launch of our DecisionDx DiffDx-Melanoma test. We are planning additional expansion in the first half of 2021. We will continue to evaluate the needs of our customers and may make additional commercial investments to better support the educational needs of our customers with our currently marketed products as well as support the launch of additional products.

•Expand coverage and reimbursement for our products. We plan to further increase dialogue with third-party payors to highlight our clinical utility and patient outcomes data. We believe these data will validate the benefit of our products for patients and will persuade more third-party payors to provide coverage and reimbursement. Additionally, we will continue to emphasize our ability to reduce overall cost to the healthcare system by appropriately classifying high-risk patients and removing the need for unnecessary invasive products and procedures for low-risk patients.
•Utilize our development expertise and commercial channel insight to provide additional solutions. We are continuing to develop products that address the challenges facing physicians. We have initiated work on a number of pipeline tests which branch out upstream, downstream and parallel to our currently marketed tests. Although we are still in the early stages of development, we believe we could launch three to five new tests by the end of 2025, utilizing our existing sales channels, potentially adding approximately $3.6 billion to our current U.S. total addressable market, or TAM. We expect to provide additional details on these pipeline products before the end of 2021.
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
1.U.S. TAM = Total addressable market based on estimated patient population assuming average reimbursement rate among all payors.
2.Annual U.S. incidence for Stage I, II or III melanoma estimated at 130,000; Annual U.S. incidence for squamous cell carcinoma estimated at 1,000,000 with addressable market limited to carcinomas with one or more high risk features; Annual U.S. incidence for suspicious pigmented lesion biopsies estimated at 2,000,000 with addressable market limited to the 15% with an indeterminant biopsy.
3.Clinicians who ordered DecisionDx-Melanoma in last twelve months (as of 12/31/2020)
4.Pathologists who provided clinical specimens for DecisionDx-Melanoma in last twelve months (as of 12/31/2020)
    MCR = Medicare. MCRA = Medicare Advantage; current customer estimates based on last twelve months.
Cutaneous Melanoma
Melanoma tumors originate in the pigment-producing melanocytes in the basal layer of the epidermis. Approximately half of all melanomas are diagnosed prior to expanding into the dermis and are classified as in situ or non-invasive melanomas and DecisionDx-Melanoma is not used in this population. Worldwide statistics suggest that there were nearly 300,000 new cases of melanoma diagnosed worldwide with the U.S. Surveillance, Epidemiology, and End Results, or SEER, database estimating that approximately 96,000 invasive cutaneous melanomas are diagnosed in the United States annually. However, multiple publications show that diagnosis of melanoma is underreported by between 30% and 72%. Using the mean of the underreporting of these four studies, we estimate the annual incidence to be 130,000, representing an estimated U.S. TAM of $540 million. According to these publications, underreporting reflects the fact that the majority of diagnoses are made by community-based dermatologists and dermatopathologists rather than institutional-based specialists who more typically have tumor registry support. Based on currently available data, we estimate the targetable clinician base is between 11,000 and 15,000.

Additionally, the incidence of melanoma has steadily increased annually over the last several decades, with an estimated growth in the United States of more than 50% during the past ten years.
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
All patients who are diagnosed with an invasive cutaneous melanoma will undergo a wide local excision procedure with the surgical margins determined by the depth of the tumor. The invasive SLNB surgery is recommended to be considered for patients with melanomas greater than or equal to 0.8 mm thick or thinner melanomas in the presence of an adverse pathologic feature such as the presence of ulceration, high mitotic rate, and transected base. It is believed that tumors with these anatomic based features have a likelihood of an SLN-positive biopsy result 5% or more of the time. If the SLNB surgery is performed, then the wide local excision is performed at that time. As noted in the prior paragraph, an SLN-positive biopsy result, meaning that at least one melanoma cell was seen in the SLN tissue, leads to re-staging the patient as Stage III. Guideline committees do not recommend an SLNB if the likelihood of a positive SLN result is <5%. They recommend discussion and considering an SLNB if the likelihood of a positive SLN falls between 5% and 10% and recommend discussing and offering an SLNB if the likelihood is >10%. Guideline committees have selected the 5% threshold due to a reported regional false negative rate of the SLNB surgery at 5% (meaning that 5% of the time, or more, the guideline committees expect a patient with an SLN-negative biopsy result will subsequently develop lymph node metastasis). However, the published literature documents a median regional false negative rate of 18% and an 11% surgical complication rate.
Cutaneous Squamous Cell Carcinoma
Cutaneous squamous cell carcinoma, the second most common form of skin cancer, is an uncontrolled growth of abnormal cells arising from the squamous cells in the epidermis, the skin’s outermost layer. Approximately one million patients are diagnosed with SCC each year in the United States. Worldwide data on SCC is inconsistently reported but the incidence outside the United States is estimated to be greater than two million diagnoses annually.
Historically, SCC has been classified as one of the “non-melanoma skin cancers” with a clinical focus on curative primary surgery. However, high risk SCC is now recognized as a significant cause of morbidity and mortality and due to the rate of increased incidence, more patients are now estimated to die annually from SCC in the United States (approximately 15,000 patients) than from cutaneous melanoma. Similar to melanoma, treatment plan decisions are based upon a patient’s estimated risk of recurrence or metastasis. However, unlike melanoma, the estimates are based upon small patient cohorts and our research shows that most clinicians rely upon individual clinical and pathologic features rather than a staging “group” for guiding treatment plan decisions. Our DecisionDx-SCC test, which we launched on August 31, 2020, is for use in the estimated 200,000 patients who present with one or more high risk features, representing an estimated U.S. TAM of $820 million.
Suspicious Pigmented Lesions
Suspicious pigmented lesions are unusual-looking lesions that may be melanoma. There are approximately two million skin biopsies performed specifically for the diagnosis of melanoma in the United States. Approximately 15% of these biopsies are classified as indeterminate, in which case a pathologist cannot make a definitive diagnosis as to whether the biopsy is benign or malignant. We estimate the U.S. TAM at $600 million for our DecisionDx DiffDx-Melanoma test, which we launched on November 2, 2020.
Uveal Melanoma Market Overview
The incidence of uveal melanoma has remained relatively constant over time with approximately 1,600 to 1,700 patients diagnosed per year in the United States, representing an estimated U.S. TAM of $7.0 million. Uveal melanomas arise from the three tissues comprising the uveal tract and vary by location with approximately 90% occurring in choroid, 5% in the ciliary body and 5% in the iris. Uveal melanoma may also be referred to as ocular melanoma.
Significant Limitations of Current Clinical and Pathology Staging Systems for Skin Cancer
The skin cancer disease market has significant unmet clinical needs, as clinical and pathology staging systems have traditionally applied a population-wide approach to estimate an individual patient’s risk of metastasis and have not incorporated the genomics of a patient’s tumor biology. This is unlike the diagnostic process applied to other solid tumors, such as breast and prostate cancer, where the broader use of genomics to understand tumor biology has led to individualized patient treatment plans. Not incorporating tumor biology leads to a discordance between the estimated and actual risk of metastasis, which results in over- and under-treatment as well as increased healthcare costs.
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
Importantly, while it was formerly believed that the SLNB surgery improved melanoma specific survival, the landmark, prospective, randomized multi-center study conducted by the National Cancer Institute, the MSLT-I study, showed that death from melanoma was the same in patients who were randomized to the SLNB surgery or observation, indicating that the SLNB surgery is prognostic, and not therapeutic, as it relates to the risk of death from melanoma. On average, 12% of patients undergoing the SLNB surgery will have an SLN-positive biopsy result and 88% will not. The invasive SLNB surgery carries significant healthcare burden. For instance, the overall complication rate of SLNB was shown to be 11.3% in a systematic review of 21 articles representing 9,047 patients. A separate review reported that the regional false negative rate of the SLNB surgery ranged from 5% to 21%, with a median rate of 18%. Regional false negative rate is defined as the rate that metastasis to the regional lymph node in patients with a negative SLNB surgical result.
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

In summary, the risk of metastasis determines the treatment plans in newly diagnosed patients, including the recommendation for the SLNB surgery, decisions around the initiation of advanced imaging for active surveillance, frequency and specialty for clinical follow-up, initiation of adjuvant therapy and discussion of clinical trial enrollment opportunities. The top portion of the graphic below summarizes decision points that DecisionDx-Melanoma impact. The lower portion summarizes the limitations of solely relying upon risk of metastasis based upon clinical and pathology features alone as it relates to SLNB surgery and the subsequent treatment plan decisions.
Source: AJCC v7 J Clin Oncol 2009; SEER data release 2017; Morton et al. N Engl J Med 2014; Whiteman et al. J Invest Dermatol 2015; Shaikh et al. J Natl Cancer Inst 2016; Poklepovic and Carvajal. Oncology 2018; Sondak and Zager. Ann Surg Oncol 2010. Moody et al. Euro Jrnl Surg Onc 2017.
Cutaneous Squamous Cell Carcinoma
Identifying high risk SCC presents challenges for physicians. Unlike in cutaneous melanoma, where longitudinal databases were developed in an attempt to align population-based risk of metastasis with clinical and pathology factors, the same level of effort has not been given to SCC. There have been as many as three SCC staging systems in the United States, each with widely divergent classifications for high- and low-risk patients. For example, a 2014 study compared the AJCC version 7 and National Comprehensive Cancer Network, or NCCN, systems to assess concordance between the AJCC and NCCN systems. The AJCC system classified 82% as low risk while the NCCN system classified 13% as low risk. As such, this level of discordance results in the risk assessment staging systems minimally impacting treatment plans, with patients frequently being over- and under-treated.
Today, in addition to NCCN high-risk criteria, there are two principal staging systems for SCC: the AJCC version 8 (which is limited to head and neck SCC) and the Brigham Women’s Hospital, or BWH, version. All three systems rely upon a combination of clinical or pathology factors to stage or classify risk of metastasis. In general, NCCN identifies the majority of patients who do go on to metastasize, but it suffers from the lowest PPV of the three systems. Our initial clinical validation study of 321 patients was focused on patients with one or more high-risk features. Within this study, NCCN demonstrated a sensitivity of 96% while PPV was 7% and NPV was 90.5%. The low PPV means that 93 out of 100 NCCN high risk SCC’s did not actually metastasize. AJCC and BWH demonstrated a sensitivity of 38.5% and 25%, respectively, PPV of 33% and 35%, respectively and NPV of 88% and 86%, respectively. If one relies just upon NCCN, the low PPV means that developing an adjuvant treatment plan that includes radiation, or chemotherapy or complete lymph surgical dissection, or a combination of these, for a high-risk patient may be appropriate for the one out of fourteen high-risk patients who will metastasize but not for the remaining thirteen patients who would not have metastasized. For AJCC and BWH, the PPV does improve but it also means that two out of three patients would be recommended for an adjuvant treatment plan who will not benefit. These accuracy metrics have created significant discordance in the approach to managing patients with high-risk features, from one end of the spectrum being intervention for all high-risk patients to “watch and wait” for all high-risk patients. The end result is an unacceptable clinical discordance in the approach to treatment plans and significant over- and under-treatment for a diagnosis that leads to the most skin cancer deaths in the United States.
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
Our Solution
We use the gene expression profile of an individual patient’s tumor biology to inform specific prognosis of metastasis or recurrence and aid the decision-making process of the treating physician and their patient to help optimize health outcomes and reduce healthcare costs. Due to the biological complexity of skin cancer, developing accurate products takes scientific diligence, stringent clinical protocols, machine learning expertise, proprietary algorithms and significant investments of time and capital. In addition, the underlying tissue samples and associated outcomes data required to develop and validate these products are difficult to obtain. Once successfully developed and validated, commercial success requires the generation of ongoing evidence such as clinical use documentation to support appropriate physician adoption, reimbursement success and guideline inclusion.
We currently market three proprietary dermatologic products: DecisionDx-Melanoma, DecisionDx-SCC and DecisionDx DiffDx-Melanoma. We also market DecisionDx-UM, a proprietary GEP test designed to identify the risk of metastasis in patients diagnosed with uveal melanoma. Multiple studies for our products have been published since completion of the initial clinical validation studies and have confirmed the accuracy of our products. Also, multiple clinical impact studies have demonstrated a significant impact on physician decisions to alter their treatment plan when the results of our test are considered in concert with the traditional clinical and pathology factors. DecisionDx-Melanoma and DecisionDx-UM are currently reimbursed by Medicare under positive coverage policies. In addition, we have received widespread positive private payor coverage and positive guideline inclusion for DecisionDx-UM, our first melanoma test. Since our inception, we have processed more than 70,000 clinical patient samples.
Our products are designed to provide the following benefits:
•Clinically Actionable Information for Physicians. We provide physicians and their patients with a report that contains clinically actionable information to inform the treatment plan for each individual patient. Our reports are updated as new clinical data is generated that may enable additional clinical decisions to be made. Based on four studies that we have conducted on clinical actionability of our DecisionDx-Melanoma test, utilizing the results of our test reports, physicians changed a patient’s treatment in approximately 50% of cases, indicating physician confidence in the evidence underlying our reports.

•Informed Patient Care. The clinical evidence shows that our products are accurate predictors of a patient’s specific risk of metastasis or recurrence of their cancer based upon the gene expression profile of their tumor, independent of available clinical and pathology factors. Physicians use this information to identify patients who are likely to benefit from an escalation of care as well as those who may avoid unnecessary treatments, such as medical and surgical interventions.
•Reduced Healthcare Costs for Payors. We believe our products have the potential to reduce overall healthcare costs by enabling physicians and their patients to avoid unnecessary medical and surgical interventions, including the SLNB surgery. As an example, without DecisionDx-Melanoma, 88% of patients who receive the SLNB surgery, which has an average in-patient reimbursed cost of $20,000 to $24,000, are found to be SLN-negative and remain classified as low risk. If all patients eligible for the SLNB surgery were tested and their test results were acted upon, we estimate the potential savings to the U.S. healthcare system could be up to $250 million, after considering the cost of DecisionDx-Melanoma.
Our Products
We currently market three proprietary dermatologic products, DecisionDx-Melanoma, DecisionDx-SCC and DecisionDx DiffDx-Melanoma. We also market DecisionDx-UM, a proprietary GEP test designed to identify the risk of metastasis in patients diagnosed with uveal melanoma. Together, we believe these four commercial products support an estimated total addressable market of $2.0 billion in the United States. We have received positive local coverage determinations, or LCDs, providing Medicare coverage for DecisionDx-Melanoma and DecisionDx-UM. These LCDs facilitate reimbursement from Medicare, which represents approximately 50% of the addressable patient population. We also have third-party payor coverage for over 100 million lives for DecisionDx-UM and over 21 million lives for DecisionDx-Melanoma.
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
To address this need for a more accurate predictor of metastatic risk, we discovered, developed and completed validation for DecisionDx-Melanoma. This product is designed to help physicians identify high-risk patients with Stage I and II melanomas based on biological information, or expression, from 31 genes within their tumor tissue. DecisionDx-Melanoma does not change a physician’s standard diagnostic workflow for suspicious pigmented lesions, which includes performing the initial biopsy procedure and placing the biopsied tissue in formalin. The dermatopathologist then embeds the specimen in a paraffin block, cuts sections that are stained for viewing under a microscope and makes a diagnosis of invasive melanoma. We then extract and purify RNA from sections of the remaining specimen to run our test. We report test results in two classes and two subclasses. Class 1A represents the lowest risk group, Class 1B/2A represents an increased risk group and Class 2B represents the highest risk group.
In March 2021, we announced that DecisionDx-Melanoma now utilizes an Integrated Test Result, or ITR, designed to provide more precise risk prediction in patients with Stage I, II or III melanoma. The ITR is calculated by an independently validated algorithm (i31-GEP), designed to provide a more precise and personalized prediction of SLN positivity in order to guide discussions and recommendations, within current risk-based guidelines, for the SLNB surgical procedure. i31-GEP is an artificial intelligence-based neural network algorithm (independently validated in a cohort of 1,674 prospective, consecutively tested patients with T1-T4 cutaneous melanoma) that integrates the DecisionDx-Melanoma test result with the patient’s traditional clinicopathologic features. We expect to launch an app based on i31-GEP and the ITR later in 2021.
Clinical Validation
We have published 13 clinical validation studies of DecisionDx-Melanoma, which we believe is the largest clinical validation program of the metastatic risk of cutaneous melanoma ever conducted. Based on our published data, we have shown that

DecisionDx-Melanoma is an accurate independent predictor of the risk of metastasis or recurrence, showing an aggregate melanoma-specific five-year survival rate of 99% for patients who receive the Class 1A test result.
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
An independent, prospective, single-center study of 159 patients with Stage I, II and III melanoma was published in March 2019 in Cancer Medicine. Of patients who recurred, the median time to recurrence was 13 months. Of patients who did not recur, the median follow-up time was 45 months. This study reported that the DecisionDx-Melanoma test was an independent predictor of recurrence (p=0.0001) and the most significant predictor of recurrence with a hazard ratio of 9.2 compared to hazard ratio of 3.5 for SLNB status and 1.2 for Breslow thickness. The DecisionDx-Melanoma test was also an independent predictor for distant metastasis and the most significant with a hazard ratio of 19.0 compared to 3.75 for SLNB status (Breslow thickness was not statistically independent). NPV for Class 1 for distant metastasis-free survival was 99%.
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
The American Academy of Dermatology and other organizations use the Strength of Recommendation Taxonomy, or SORT, system to evaluate prognostic tests such as DecisionDx-Melanoma. The SORT system ranks evidence of clinical validity as levels 1, 2 or 3, and assigns a strength of recommendation as levels A, B or C. A SORT level 1A is the highest level and 3C is the lowest. For SORT ranking, “a systematic review or meta-analysis of good quality studies” or “a prospective study with good follow-up” represents a level 1 for good quality evidence of clinical validity. For SORT strength of recommendation, “consistent, good quality evidence” represents a level A recommendation. A systematic review and meta-analysis was published in the Journal of the American Academy of Dermatology in 2020 in an article titled “Molecular risk prediction in cutaneous melanoma: a meta-analysis of the 31-gene expression profile prognostic test in 1,479 patients.” This meta-analysis reviewed multiple peer-reviewed published clinical validation studies of DecisionDx-Melanoma, including prospective studies. The meta-analysis and the prospective studies satisfied the level 1 ranking of good quality studies and the consistency of DecisionDx-Melanoma data across these studies satisfied the level A strength of recommendation. Thus, the authors concluded that DecisionDx-Melanoma achieved a 1A level of evidence of clinical validity and strength of recommendation under the

SORT system. Furthermore, as shown below, the multi-variate analysis for recurrence-free survival found DecisionDx-Melanoma to be the strongest predictor of risk of recurrence compared to the evaluable clinical and pathology factors.
In addition, we conducted a prospective, multi-center study of 1,421 patients, which was published in Future Oncology in January 2019 which focused on the performance of DecisionDx-Melanoma to predict metastasis to the SLN. This study found that patients with a Class 1A test result with melanomas less than or equal to 2.0 mm thick, which represents 86% of all melanomas, have a 95% probability for an SLN-negative biopsy result. Analyzing this data by age shows that patients 65 years of age or older have a 98% NPV, those between 64 and 55 years of age have a 95% NPV and patients under 55 years of age have a 92% NPV. For physicians and patients evaluating whether to use DecisionDx-Melanoma to guide decision-making on the SLNB surgery, the impact on melanoma specific survival is an important consideration if the SLN status is not known. To address this, we analyzed the long-term outcome data from our Gastman 2019 publication and showed that patients of all ages with a melanoma less than or equal to 2.0 mm thick and a Class 1A test result have a five-year melanoma specific survival rate of 99.6%, while similar patients 55 years or older had a melanoma specific survival rate of 99.3%. This study showed that use of DecisionDx-Melanoma for patients with melanomas of less than or equal to 2.0 mm thick could potentially result in 74% fewer SLNB surgeries.
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
Building on our clinical utility evidence, in October 2020, the publication in Future Oncology of a retrospective study, titled “Integrating the melanoma 31-gene expression profile test to surgical oncology practice within national guideline and staging recommendations,” shows that DecisionDx-Melanoma impacted management decisions for patients diagnosed with AJCC 7th edition stage I – III melanoma. Study authors developed a recommended melanoma patient care algorithm that incorporates DecisionDx-Melanoma to help inform frequency and duration of follow-up visits, blood work and surveillance imaging in line with predicted metastatic risk. Patients’ DecisionDx-Melanoma test result was found to have an impact on the number and duration of follow-up and surveillance visits, and patients assessed as having a high risk of metastasis (designated by a DecisionDx-Melanoma Class 2 test result) received more intensive management than patients assessed as having a low risk

(designated by a DecisionDx-Melanoma Class 1 test result). Clinicians using the test were shown to adjust patient management in a risk-appropriate direction, within recommendations of national guidelines.
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
The American Medical Association’s, or the AMA’s, Current Procedural Terminology Editorial Panel accepted Castle’s application for a Category I Multianalyte Assays with Algorithmic Analyses, or MAAA, Current Procedural Terminology, or CPT, code for its DecisionDx-Melanoma test. The CPT Editorial Panel is an independent group of expert volunteers representing various sectors of the health care industry. Its role is to ensure that code changes undergo evidence-based review and meet specific criteria. The code became effective on January 1, 2021. With this acceptance, two of our proprietary MAAA tests, DecisionDx-Melanoma and DecisionDx-UM, have met the criteria required for a Category I MAAA CPT code.
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

To address this clinical need in SCC, we developed DecisionDx-SCC, a proprietary 40-gene expression profile test that uses an individual patient’s tumor biology to predict individual risk of squamous cell carcinoma metastasis for patients with one or more risk factors. The test result, in which patients are stratified into a Class 1, 2A or 2B risk category, predicts individual metastatic risk to inform risk-appropriate management. The test is designed to provide a better PPV while maintaining similar NPV. We commercially launched DecisionDx-SCC on August 31, 2020. Four peer-reviewed publications have demonstrated that DecisionDx-SCC is an independent predictor of metastatic risk and that integrating DecisionDx-SCC with current prognostic methods can add positive predictive value to clinician decisions regarding staging and management.

In 2020, development and validation data was published in the Journal of the American Academy of Dermatology in an article titled “Validation of a 40-Gene Expression Profile Test to Predict Metastatic Risk in Localized High-Risk Cutaneous Squamous Cell Carcinoma.” The study findings indicate that DecisionDx-SCC demonstrated strong independent prognostic value in multivariate analysis compared to the BWH and AJCC v8 staging systems. We have ongoing multi-center studies involving more than 75 U.S. centers.

DecisionDx DiffDx-Melanoma
Of the two million suspicious pigmented lesions biopsied annually in the U.S., we estimate that approximately 300,000 of those cannot confidently be classified as either benign or malignant through traditional histopathology methods. A biopsy of a pigmented lesion may lead to an indeterminate diagnosis, in which case the treating physician generally leans towards making a conservative decision and assumes that the lesion is melanoma.
To address this clinical need, we developed DecisionDx DiffDx-Melanoma, a proprietary GEP test designed to be used as an adjunct to histopathology when the distinction between a benign lesion and melanoma is uncertain. We commercially launched this product on November 2, 2020. DiffDx-Melanoma classifies these lesions as benign (gene expression profile suggestive of benign neoplasm); intermediate-risk (gene express profile cannot exclude malignancy); or malignant (gene expression profile suggestive of melanoma). Interpreted in the context of other clinical, laboratory and histopathologic information, DiffDx-Melanoma is designed to add diagnostic clarity and confidence for dermatopathologists while helping dermatologists deliver more informed patient management plans. Validation of this test included a variety of benign and malignant lesions.
In 2020, two studies were published in SKIN: The Journal of Cutaneous Medicine. The development and validation study, “Development and Validation of a Diagnostic 35-Gene Expression Profile Test for Ambiguous or Difficult-To-Diagnose Suspicious Pigmented Skin Lesions,” showed that the DiffDx-Melanoma test had a technical success rate of 97%, meaning that a test result was successfully generated, and achieved accuracy metrics that could alleviate uncertainty in difficult-to-diagnose lesions leading to decreased unnecessary procedures while appropriately identifying at-risk patients. The clinical utility study, “A 35-Gene Expression Profile Test for Use in Suspicious Pigmented Lesions Impacts Clinical Management Decisions of Dermatopathologists and Dermatologists,” concluded that the diagnosis of challenging melanocytic neoplasms and subsequent clinical management decisions were influenced by DiffDx-Melanoma results in alignment with the test result. The utility of the test may provide the opportunity for clinicians to deliver more informed patient management plans.
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
DecisionDx-UM is a proprietary GEP test that helps healthcare providers predict the risk of metastasis in patients with uveal melanoma. We licensed the intellectual property for DecisionDx-UM from The Washington University in St. Louis, Missouri, or WUSTL, completed analytical validation and began marketing DecisionDx-UM in late 2009 for use in patients diagnosed with uveal melanoma without evidence of metastatic disease. DecisionDx-UM identifies which patients are at low risk for progression of their disease so that their physicians can appropriately de-escalate the level of care provided. DecisionDx-UM is delivered to approximately 1,500 patients annually, representing approximately 92% of the patients diagnosed in the United States.
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
The current NCCN Guidelines for Uveal Melanoma (last updated January 2021) incorporate DecisionDx-UM as the first risk of distant metastasis predictor to guide systemic imaging.
Development Engine and Pipeline
We identify areas of significant unmet medical needs in the treatment of dermatologic diseases and leverage our expertise in genomics, data analytics and artificial intelligence to develop clinically actionable products. We focus first on previously unanswered medical questions, which we often identify as the result of the in-depth conversations our sales and medical affairs representatives have with physicians. We leverage our deep understanding of dermatologic diseases and clinical treatment pathways to identify areas of unmet medical need where better information can improve, and potentially transform, patient outcomes. Next, our team of scientists and laboratory technologists use the latest genomic methods to discover RNA-based gene expression profiles that are likely to impact treatment pathway decisions. Our bioinformatics team works collaboratively with our scientists to build proprietary algorithms based on machine-learning techniques to predict the risk of metastasis or recurrence based on the genomics of each individual patient’s tumor biology.
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
We have significant expertise in developing proprietary algorithms, conducting clinical studies and using the necessary instrumentation required for efficiently developing our pipeline products. We have initiated work on a number of pipeline tests which branch out upstream, downstream and parallel to our currently marketed tests. Although we are still in the early stages of development, we believe we could launch three to five new tests by the end of 2025, utilizing our existing sales channels, potentially adding approximately $3.6 billion to our current U.S. TAM. We expect to provide additional details on these pipeline products before the end of 2021.
Our Commercial Channel
Sales and Marketing
Our sales and marketing efforts are currently focused on the United States skin cancer market. We employ a direct sales and marketing strategy to educate dermatologists, surgeons and other physicians on the clinical and economic benefits of our products. Our sales approach is highly technical, and our team is trained to articulate the scientific and clinical evidence behind our products and how they influence the clinical care pathway and ultimately improve patient outcomes. Our sales force is focused on educating and informing the entire patient care team, which consists of treating clinicians, nurses, laboratory and pathology personnel, and finance administrators, on the appropriate use and value of our tests.
In December 2018, our customer-facing commercial and medical affairs group was staffed in the low 20s. We successfully executed two expansions (in the first quarter of 2019 and in December 2019) bringing the total to the low 50s. Our customer-facing team is focused on leading high clinical impact discussions with the treating clinician’s areas of interest, including clinical utility, patient outcomes, and supporting evidence. We saw significant promotion responsiveness in 2019.
We increased our outside sales territories from 14 to 23 in the first quarter of 2019 and also added supporting inside sales associates, medical affairs and marketing staff. We believed that this increase in customer-facing personnel would increase the adoption of our products as we would be able to educate more physicians on the clinical benefits of our products. We did see the promotion responsiveness that we anticipated and conducted a second expansion in December 2019 that brought our outside sales territories to 32. In the third quarter of 2020, we expanded our commercial team to create a dedicated sales force of ten territories to support the launch of our DecisionDx DiffDx-Melanoma test to dermatopathologists, while our existing sales team remains focused on DecisionDx-Melanoma and DecisionDx-SCC. We ultimately believe that our DecisionDx DiffDx-Melanoma test will be ordered by both dermatopathologists and dermatologists. Thus, it is our intention, to fold this new dedicated team into the existing sales team as well as further expand in the first half of 2021 bringing us to approximately 60 outside sales territories. However, we will also continue to evaluate our mix of outside sales territories, inside sales support, marketing and medical affairs in the context of our dermatologic tests and adjust our investments based upon these evaluations.
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
Palmetto GBA MolDX, or Palmetto, the MAC responsible for administering MolDX, the program that assesses molecular diagnostic technologies, issued a final LCD for DecisionDx-Melanoma, which became effective on December 3, 2018. Noridian Healthcare Solutions, LLC, or Noridian, the MAC responsible for administering claims for laboratory services performed in Arizona, adopted the same coverage policy as Palmetto on that date, and subsequently issued a final LCD on February 10, 2019. This LCD provided for coverage for patients who are eligible for the SLNB surgery with cutaneous melanoma tumors of 2.0 mm in thickness or less, and patients with clinically negative SLN basins who are being considered for the SLNB surgery to determine eligibility for adjuvant therapy. Melanomas less than or equal to 2.0 mm thick represent 86% of all melanomas. The median age at diagnosis is 63 years old, therefore the Medicare eligible population represents close to 50% of the addressable market.

Palmetto issued a final expanded LCD for DecisionDx-Melanoma, effective November 22, 2020. With this expanded LCD and the accompanying billing and coding articles, we estimate that a significant majority of the DecisionDx-Melanoma tests performed for Medicare patients will meet the coverage criteria. Noridian has adopted the same coverage policy as Palmetto and also issued an expanded final LCD for DecisionDx-Melanoma effective December 6, 2020.
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
On May 17, 2019, CMS determined that DecisionDx-UM meets the criteria for “existing advanced diagnostic laboratory test” status, also referred to as “existing ADLT” status. Accordingly, in 2021 the DecisionDx-UM Medicare rate will be set annually based upon the median private payor rate for the first half of the second preceding calendar year. Note that our rate for 2020 was set by Noridian, our local MAC, but our rate for 2021 for DecisionDx-UM will be $7,776 based on the median private payor rate. Also, on May 17, 2019, CMS determined that DecisionDx-Melanoma meets the criteria for “new ADLT” status. Accordingly, from July 1, 2019 through March 31, 2020, the Medicare reimbursement rate was equal to the initial list price of $7,193. From April 1, 2020 through December 31, 2021, CMS notified us that the rate will also be $7,193, which was calculated based upon the median private payor rate for DecisionDx-Melanoma from July 1, 2019 to November 30, 2019. Beginning in 2022, the rate for both DecisionDx-Melanoma and DecisionDx-UM will be set annually based upon the median private payor rate for the first half of the second preceding calendar year. For example, the rate for 2022 will be set using median private payor rate data from January 1, 2020 to June 30, 2020.
In the second quarter of 2020, we submitted our technical assessment dossier for DecisionDx-SCC to Palmetto and Noridian. In early 2021, we submitted our technical assessment dossier for DecisionDx DiffDx-Melanoma. We expect that draft LCDs for each of these tests will be posted in 2021. However, there is no assurance that the timing of any draft LCD or final LCD will match our expectations or our historical experience with LCDs for our other tests.
Commercial Third-Party Payors
We are actively engaged in efforts to achieve broad coverage and reimbursement for our products, followed by contracting with commercial payors. Achieving positive coverage reduces the need for appeals and reduces failures to collect from the patient’s commercial payor. Even with positive coverage decisions, we still experience delays in time to payment. Achieving in-network contracts with third-party payors can shorten the time required to receive payments. Implementing our strategy includes our managed care and medical affairs teams educating third-party payors regarding our strong clinical utility and outcomes data, which we believe validates the value of our products and will persuade more third-party payors to provide value-based reimbursement.
We have broad positive policy coverage for our DecisionDx-UM test, we have executed contracts with certain commercial payors and anticipate further increases in contracting. We also have positive policy recommendations from many third-party technical assessment review groups.
We began, following the Medicare LCD, engaging commercial third-party payors for positive coverage for DecisionDx-Melanoma and have seen some positive coverage policies. With the continued evidence development, we anticipate additional positive coverage policies occurring.
Dependence on Third-Party Payors
We receive a substantial portion of our revenue from a small number of third-party payors, primarily Medicare, BlueCross BlueShield affiliates and Medicare Advantage plans. Our revenue from patients covered by Medicare, Medicare Advantage plans, and BlueCross BlueShield plans, as a percentage of total revenue, was 58%, 29% and 6%, respectively, for the year ended December 31, 2020. BlueCross BlueShield plans and Medicare Advantage plans represent an aggregation of multiple payors making independent reimbursement decisions; however, these plans often base reimbursement decisions on common guidelines which can influence multiple plans simultaneously.
Competition
We are focused on providing high value diagnostic and prognostic solutions for dermatological cancers. We believe, today, that there is limited existing competition for our products that provide evidence-based genomic solutions to physicians and their patients.

We believe the principal competitive factors in our target markets include:
•Proprietary, disciplined approach to genomic analysis including the use of proprietary deep learning, machine learning, artificial intelligence and other techniques to identify and optimize gene selection and algorithmic approaches to answer the clinically important questions with accurate tests. This involves the ability to design and efficiently conduct the right clinical studies at the right time;
•Research and development investments to document the quality, quantity, consistency and strength of the clinical validity data, the impact our products have on clinical use, and demonstration of net health outcome improvement that reduce health system costs;
•Maintaining a strong reputation with the treating physician by providing consistent, transparent, clinically relevant information that will improve the appropriate management of their patients;
•Ease of use in accessing our products, reimbursement support for the physician and their patient and laboratory reports that clearly communicate the clinically relevant data points;
•Demonstrated ability to work with, and secure coverage and reimbursement from, governmental and commercial payors;
•Ability to efficiently commercialize pipeline products to the same customer base as our current products.
We believe we compete favorably on the factors described above.
Today, our principal competition for DecisionDx-Melanoma is existing traditional clinical and pathology staging criteria. While some clinical and pathology criteria have changed over time, this approach has been the standard of care in the United States for many years, and physicians may be unwilling to accept the validity of the published data and adopt our test until it has become incorporated into national guidelines. In addition, we may, in the near future, face competition from a limited number of companies who are working in this disease space, such as Neracare and SkylineDx.
We are unaware of late-stage work being performed to develop and validate a product that would compete with DecisionDx-SCC. We believe that the current primary competitor for DecisionDx-SCC is existing traditional clinical and pathology staging criteria.
We are aware of competitors that likely compete with our DecisionDx DiffDx-Melanoma, such as Myriad Genetics. We expect our product to compete favorably with these competitors.
DecisionDx-UM competes with a subsidiary of LabCorp and several academic laboratories all of which have had tests available for several years. To date, our data has demonstrated that DecisionDx-UM is clinically and statistically superior to these products.
Laboratory Operations
The Laboratory Developed Tests, or LDTs, that we commercialize are conducted in our CAP accredited, CLIA-certified primary facility in Phoenix, Arizona, which we moved into in April 2016. In 2020, we doubled our footprint to approximately 23,500 square feet by adding a new laboratory facility in close proximity to our primary facility to support our growth and provide certain operational redundancy. In 2021, we further expanded this facility to include approximately 3,600 additional square feet. We perform all laboratory procedures involved in our tests from receiving a requisition form to issuance of the final test result in these facilities. Our prior capacity plan analysis indicated that we could process up to 60,000 proprietary GEP test orders annually, with a single shift. We performed more than 18,000 proprietary GEP tests in 2020. We are able to provide our proprietary DecisionDx-Melanoma, DecisionDx-SCC, DecisionDx DiffDx-Melanoma and DecisionDx-UM products for patients in all fifty states including those that require specific, additional, out-of-state lab licenses or qualifications such as New York, California, Pennsylvania, Maryland, and Rhode Island. Upon receipt, orders and samples are processed through an automated laboratory information management system which, in addition to tracking sample chain of custody, initiates and tracks accessioning, sample eligibility, technical data generation, algorithmic analysis and results reporting. The majority of samples are received as paraffin embedded sections from a formalin fixed tissue specimen.
Our laboratory facilities house all functions related to quality control and assurance, licensing, accreditation and regulatory compliance. Our quality management program ensures the quality of our laboratory services and products through continuous monitoring of a broad range of key performance indicators including technical, customer service and cybersecurity metrics. Through this program, we promote a philosophy of continuous improvement based upon adherence to validated standards. Our Phoenix facilities also house our clinical research operations and local information technology support.

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

Patents and Patent Applications
We have developed a global patent portfolio that as of December 31, 2020, is comprised as follows:

	Number of Applications and Patents
Commercial Focus	United States	International	Total
Owned Patent Families
Methods for predicting risk of metastasis in cutaneous melanoma	2	16	18
Methods of diagnosing and treating patients with pigmented skin lesions	2	—	2
Methods of diagnosing and treating patients with cutaneous squamous cell carcinoma	2	7	9
Method of predicting risk for recurrence for soft tissue sarcoma	1	—	1
Licensed Portfolio from WUSTL
Method for predicting risk of metastasis	2	—	2
Compositions and methods for detecting cancer metastasis	2	2	4
Total	11	25	36

Included in the table above are five issued U.S. patents and 13 issued international patents. This global patent portfolio has filing dates ranging from 2009 to 2020, and therefore are projected to expire between 2029 and 2040, subject to any patent term extension or patent term adjustment that might be available in a particular jurisdiction. The owned and licensed families contain issued patents and pending applications that relate to devices, systems, and methods for macromolecular analysis, and reflect our active and ongoing research programs.
Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued for regularly filed applications in the United States are granted a term of 20 years from the earliest effective non-provisional filing date. In addition, in certain instances, a patent term can be extended to recapture a period due to delay by the United States Patent and Trademark Office, or USPTO, in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective non-provisional filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country to country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.
Trademarks and Trade Secrets
As of the date of this Annual Report on Form 10-K, our U.S. trademark portfolio contained eight trademark registrations.
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
Regulations
Clinical Laboratory Improvement Amendments of 1988 (CLIA)
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
Multiple states require the licensure of out-of-state laboratories that accept specimens from those states. Because we receive specimens from New York, our clinical reference laboratory is required to be licensed by New York, under New York laws and regulations. New York law also mandates proficiency testing for laboratories licensed under New York state law, regardless of whether such laboratories are located in New York. If a laboratory is out of compliance with New York statutory or regulatory standards, the New York State Department of Health, or NYSDOH, may suspend, limit, revoke or annul the laboratory’s New York license, censure the holder of the license, or assess civil money penalties. We have received formal approval from NYSDOH to offer our proprietary DecisionDx-Melanoma, DecisionDx-UM and DecisionDx-PRAME products in New York. Additionally, we have been granted conditional permission by NYSDOH to offer our DecisionDx-SCC and DecisionDx DiffDx-Melanoma tests in New York while our applications are under review. If we were to be found out of compliance with New York laboratory requirements, we could be subject to such sanctions, which could harm our business.
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
Prior to approval of a PMA, the FDA may conduct inspections of the clinical trial data and clinical trial sites, as well as inspections of the manufacturing facility and processes. Overall, the FDA review of a PMA application generally takes between one and three years but may take significantly longer. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:
•the device may not be shown safe or effective to the FDA’s satisfaction;
•the data from pre-clinical studies and/or clinical trials may be found unreliable or insufficient to support approval;
•the manufacturing process or facilities may not meet applicable requirements; and
•changes in FDA approval policies or adoption of new regulations may require additional data.
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
Sanctions for a Stark Law violation include the following:
•denial of payment for the services provided in violation of the prohibition;
•refunds of amounts collected by an entity in violation of the Stark Law;
•a civil penalty for each bill or claim for a service arising out of the prohibited referral;
•the imposition of up to three times the amounts for each item or service wrongfully claimed;

•possible exclusion from federal healthcare programs, including Medicare and Medicaid; and
•a civil penalty for each arrangement or scheme that the parties know (or should know) has the principal purpose of circumventing the Stark Law’s prohibition.
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
The civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. A person who offers or provides to a Medicare or Medicaid beneficiary any remuneration, including waivers of co-payments and deductible amounts (or any part thereof), that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services may be liable under the civil monetary penalties statute. Moreover, in certain cases, providers who routinely waive copayments and deductibles for Medicare and Medicaid beneficiaries, for example, in connection with patient assistance programs, can also be held liable under the AKS and FCA. One of the statutory exceptions to the prohibition is non-routine, unadvertised waivers of copayments or deductible amounts based on individualized determinations of financial need or exhaustion of reasonable collection efforts. The Office of Inspector General of HHS, or the OIG, emphasizes, however, that this exception should only be used occasionally to address special financial needs of a particular patient. Although this prohibition applies only to federal healthcare program beneficiaries, applicable state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts and statutory or common law fraud, may also be implicated for similar practices offered to patients covered by commercial payor.
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
The Physician Payments Sunshine Act, enacted as part of the ACA, as amended among other things, also imposed annual reporting requirements on manufacturers of certain devices, drugs and biologics for certain payments and transfers of value by them and in some cases their distributors to physicians and teaching hospitals, and certain other healthcare professionals beginning January 1, 2022 for payments and transfers of value provided during the previous year; as well as ownership and investment interests held by physicians and their immediate family members. Any failure to comply with these reporting requirements could result in significant fines and penalties. Because we manufacture our own LDTs solely for use by or within our own laboratory, we believe that we are exempt from these reporting requirements. We cannot assure you, however, that the government will agree with our determination, and a determination that we have violated these laws and regulations, or a public announcement that we are being investigated for possible violations, could adversely affect our business, prospects, results of operations or financial condition.
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
The HIPAA privacy regulations cover the use and disclosure of PHI by covered entities and business associates, which are defined to include subcontractors that create, receive, maintain, or transmit PHI on behalf of a covered entity, as well as their covered subcontractors. They also set forth certain rights that an individual has with respect to his or her PHI maintained by a covered entity, including the right to access or amend certain records containing PHI, or to request restrictions on the use or disclosure of PHI. The HIPAA security regulations establish requirements for safeguarding the confidentiality, integrity, and availability of PHI that is electronically transmitted or electronically stored. HITECH, among other things, established certain health information security breach notification requirements. A covered entity must notify any individual whose PHI is breached according to the specifications set forth in the breach notification rule. The HIPAA privacy and security regulations establish a uniform federal “floor” and do not preempt state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their records containing PHI or insofar as such state laws apply to personal information that is broader in scope than PHI.
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
As a covered entity with downstream vendors and subcontractors and, in certain instances, as a business associate of other covered entities with whom we have entered into a business associate agreement, we have certain obligations under HIPAA regarding the use and disclosure of any PHI that may be provided to us. HIPAA and HITECH impose civil and criminal penalties against covered entities and business associates for noncompliance with privacy and security requirements. Further, various states, such as California and Massachusetts, have implemented similar privacy laws and regulations that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information, or PII.
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
To receive reimbursement from third-party payors, we bill our tests using a variety of CPT codes, as defined by the AMA. For those genetic tests we conduct that do not have a dedicated CPT code, test may be billed under a miscellaneous code for an unlisted molecular pathology procedure. Because these miscellaneous codes do not describe a specific service, the third-party payor claim may need to be examined to determine the service that was provided, whether the service was appropriate and medically necessary and whether payment should be rendered. This process can require a letter of medical necessity from the ordering physician and it can result in a delay in processing the claim, a lower reimbursement amount, or denial of the claim.
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
Under Medicare, payment for products like ours is generally made under the Clinical Laboratory Fee Schedule, or CLFS, with payment amounts assigned to specific procedure billing codes. In April 2014, Congress passed the Protecting Access to Medicare Act, or PAMA, which included substantial changes to the way in which clinical laboratory services will be paid under Medicare. Under PAMA, certain laboratories were required to report to CMS private payor payment rates and volumes for their tests. CMS uses this data to calculate a weighted median payment rate for each test, which will be used to establish revised Medicare CLFS reimbursement rates for the test. Laboratories that fail to report the required payment information may be subject to substantial civil penalties. We bill Medicare for our products, and therefore we are subject to reporting requirements under PAMA.
On May 17, 2019, CMS determined that DecisionDx-UM meets the criteria for “existing ADLT” status. Accordingly, in 2021 the DecisionDx-UM Medicare rate will be set annually based upon the median private payor rate for the first half of the second preceding calendar year. Note that our rate for 2020 was set by Noridian, our local MAC, but our rate for 2021 for DecisionDx-UM will be $7,776 based on the median private payor rate. Also, on May 17, 2019, CMS determined that DecisionDx-Melanoma meets the criteria for “new ADLT” status. Accordingly, from July 1, 2019 through March 31, 2020, the Medicare reimbursement rate was equal to the initial list price of $7,193. From April 1, 2020 through December 31, 2021, CMS notified us that the rate will also be $7,193, which was calculated based upon the median private payor rate for DecisionDx-Melanoma from July 1, 2019 to November 30, 2019. Beginning in 2022, the rate for both DecisionDx-Melanoma and DecisionDx-UM will be set annually based upon the median private payor rate for the first half of the second preceding calendar year. For example, the rate for 2022 will be set using median private payor rate data from January 1, 2020 to June 30, 2020.
In the second quarter of 2020, we submitted our technical assessment dossier for DecisionDx-SCC to Palmetto and Noridian. In early 2021, we submitted our technical assessment dossier for DecisionDx DiffDx-Melanoma. We expect that draft LCDs for each of these tests will be posted in 2021. However, there is no assurance that the timing of any draft LCD or final LCD will match our expectations or our historical experience with LCDs for our other tests.
PAMA also authorizes the adoption of new, temporary billing codes and/or unique test identifiers for FDA-cleared or approved tests as well as ADLTs. The AMA’s CPT Editorial Panel has approved a proposal to create a new section of billing codes to facilitate implementation of this section of PAMA. These proprietary laboratory analyses codes may be requested by a clinical laboratory or manufacturer to specifically identify their test. If approved, the codes are issued by the AMA on a quarterly basis. Our DecisionDx-UM test was granted a Category I MAAA CPT code and was effective January 1, 2020. Our DecisionDx-Melanoma test was granted a Category I MAAA CPT code and was effective January 1, 2021.
Healthcare Reform
In March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the ACA, became law. The ACA contains a number of provisions that are expected to impact our business and operations, some of which in ways we cannot currently predict, including those governing enrollment in state and federal healthcare programs, reimbursement changes and fraud and abuse, which impact existing state and federal health care programs and will result in the development of new programs Among other things, the ACA required each medical device manufacturer to pay a sales tax equal to 2.3% of the price for which such manufacturer sells its medical devices, and began to apply to sales of taxable medical devices after December 31, 2012, but was suspended in 2016. Further, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the medical device tax and “Cadillac” tax on high-cost employer-sponsored health coverage and, effective January 1, 2021, also eliminates the health insurer tax. The ACA also contains a number of other provisions, including provisions governing enrollment in federal and state healthcare programs, reimbursement matters and fraud and abuse, which we expect will impact our industry and our operations in ways that we cannot currently predict.

Since 2016, there have been efforts to repeal all or part of the ACA, and the previous administration and the U.S. Congress have taken action to roll back certain provisions of the ACA. It is unknown what actions, if any, the current administration and the U.S. Congress may take regarding the ACA.
Additionally, on December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the tax penalty on certain individuals who fail to maintain qualifying health coverage for all or part of a year, commonly referred to as the “individual mandate.” Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The United States Supreme Court is currently reviewing this case, but it is unclear when a decision will be made. It is also unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the ACA.
Human Capital Resources
Overview
As of December 31, 2020, we had 201 employees, of whom 199 were full-time employees. During the year ended December 31, 2020, our employee count grew by 66 persons, or 48.9%. We face competition for experienced, qualified personnel in our industry, particularly for highly skilled scientists, laboratory technicians and salespeople.
The tables below provide information on the distribution of our employees by functional area and by location as of December 31, 2020:

Number of Employees
Laboratory Testing Operations	37
Research & Development	40
Sales & Marketing	74
Administrative & General	50
Total as of December 31, 2020	201

Number of Employees
Friendswood, Texas	52
Phoenix, Arizona	61
Home-based throughout the U.S.	88
Total as of December 31, 2020	201

Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
Diversity and Inclusion
We recognize the importance of diversity and inclusion in recruiting, developing and retaining the best available talent. We are committed to further understanding and building upon our existing diversity and inclusion strengths and are in the process of identifying opportunities and developing related initiatives.
As of December 31, 2020, our employees were 62.7% female and 37.3% male. Our overall employee population as of December 31, 2020 was 79.1% White, 9.5% Hispanic or Latino, 5.0% Asian, 1.5% Black or African-American and 4.9% two or more races (not Hispanic or Latino) and other. In executive positions, which we define as Executive Director or Regional Business Director level and above, our employee population as of December 31, 2020 was 86.4% White, 4.6% American Indian or Alaska Native, 4.6% Hispanic or Latino and 4.4% two or more races (not Hispanic or Latino). Females represented 31.8% of employees in executive positions. We are continuing to further assess and understand additional measures of diversity.

Compensation, Benefits and Professional Development
We are committed to offering competitive benefits and compensation packages to our employees. In addition to competitive base pay, we offer the following benefits, among others, to our full-time employees:
•a defined contribution 401(k) plan with employer matching contributions;
•an annual bonus opportunity;
•equity compensation, including stock options, restricted stock units and an employee stock purchase plan;
•medical, dental and vision plans;
•paid maternity, paternity and adoption leave policies;
•paid holidays and paid time off; and
•an employee assistance program.
We survey all new hires 90 days after the start of their employment to solicit feedback on employee engagement. We provide performance reviews at least once per year, with pay raises commensurate with market and performance indicators.
We prioritize and encourage internal growth and professional development of our employees. To encourage employee development, we offer a professional development reimbursement program to eligible employees who attend job-related professional development activities.
Corporate and Other Information
We were incorporated in Delaware in September 2007. Our principal executive offices are located at 820 S. Friendswood Drive, Suite 201, Friendswood, Texas 77456 and our telephone number is (866) 788-9007. Our corporate website address is www.CastleBiosciences.com. Information contained on or accessible through our website is not considered part of this Annual Report on Form 10-K or our other filings with the SEC. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
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

Item 1A. Risk Factors.
You should consider carefully the risks described below, as well as the other information in this Annual Report on Form 10‑K, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the factors described as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” when evaluating our business. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Risks Related to Our Financial Condition
Our reliance upon a small number of third-party payors for a significant portion of our revenue may materially adversely affect our financial condition and results of operations.
We receive a substantial portion of our revenue from a small number of third-party payors, primarily Medicare. Our revenue for our test reports provided for patients covered by Medicare as a percentage of total revenue, was 58% for the year ended December 31, 2020 and 49% for the year ended December 31, 2019. If our largest current payors were to significantly reduce, or cease to pay, the amount they reimburse for our products, or if they do not reach favorable coverage and reimbursement decisions for our products, or attempt to recover amounts they had already paid, it could have a material adverse effect on our business, financial condition and results of operations and cause significant fluctuations in our results of operations.
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
We have incurred significant losses since inception, and we may never achieve profitability.
Since our inception, we have had a history of net losses. For the year ended December 31, 2020, we had a net loss of $10.3 million and an accumulated deficit of approximately $62.5 million. We cannot predict if we will achieve profitability in the near future or at all. We expect to incur losses in the future as we plan to invest significant additional funds toward the expansion of our commercial organization, the conduct of clinical utility and validity studies to support adoption of our products and the development or acquisition of additional products. We also expect significant increases in our stock-based compensation expense in future periods, reflecting higher stock option valuations as a public company and additional awards outstanding due to increased headcount. Additionally, our performance could be affected by the ongoing impacts of COVID-19. As a public company, we expect to continue to incur significant additional legal, accounting and other expenses that we did not incur as a private company. These increased expenses will make it harder for us to achieve future profitability. We may also incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Annual Report on Form 10‑K, adoption of our products, coverage of and reimbursement rates for our products from third-party payors, and future research and development activities. Our failure to achieve profitability in the future could cause the market price of our common stock to decline and make it more difficult or costly for us to raise additional capital.
We are an early, commercial-stage company and have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.
We are an early commercial-stage company and have a limited operating history. Our limited operating history may make it difficult to evaluate our current business and this makes predictions about our future success or viability subject to significant uncertainty. In particular, we intend to use a portion of our working capital to increase our headcount, including through the expansion of our sales and marketing and research and development teams, which will increase our operating costs in a manner not historically reflected in our financial statements. In combination with our other anticipated increased operating expenses in connection with the ongoing demands of a public company, these anticipated changes in our operating expenses may make it difficult to evaluate our current business, assess our future performance relative to prior performance and accurately predict our future performance.
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
Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the audits of our financial statements for the years ended December 31, 2018 and 2017, we concluded that there were material weaknesses in our internal control over financial reporting. However, in connection with audit of our financial statements for the year ended December 31, 2019, we concluded these material weaknesses had been remediated.
These prior material weaknesses related to a lack of (i) appropriately designed and implemented controls over the review and approval of manual journal entries and the related supporting journal entry calculations, (ii) personnel with appropriate knowledge, experience and training commensurate with accounting and reporting requirements and (iii) appropriately designed and implemented controls to evaluate variable consideration and the related constraint in accordance with ASC 606, and resulted in certain material corrections to the financial statements.
To remediate these weaknesses, during 2019 we hired a full-time director of SEC reporting and technical accounting and another full-time accounting resource, both certified public accountants with active licenses, to augment our accounting staff and to provide more resources for complex accounting matters and financial reporting. We also commenced development of a new information technology tool designed to improve the efficiency of our processes with respect to revenue recognition under ASC 606 and hired personnel to support our revenue accounting and related activities under ASC 606. Further, we engaged a third party to assist us with formalizing our internal control documentation and implementation of enhancements to our internal control over financial reporting.
During 2020, we added additional full-time accounting personnel, including an additional certified public accountant with an active license, to further support the demands placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley. We expect to continue expending significant time and resources related to our internal control over financial reporting, including by further expanding our finance and accounting staff, but there can be no assurance our efforts will be effective.
If we fail to adequately staff our accounting and finance function, or fail to maintain adequate internal control over financial reporting, any new or recurring material weaknesses could prevent our management from concluding our internal control over financial reporting is effective. If we identify any future significant deficiencies or material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, our ability to prevent material misstatements in our financial statements could be impaired, a material misstatement in our financial statements could occur and we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, which could cause our business to suffer and our stock price to decline.
We may need to raise additional capital to fund our existing operations, commercialize new products or expand our operations.
We believe our existing cash and cash equivalents and anticipated cash generated from sales of our products will be sufficient to fund our operations for the foreseeable future. If our available cash and cash equivalents and anticipated cash generated from sales of our products are insufficient to satisfy our liquidity requirements including because of lower demand for our products, lower than currently expected rates of reimbursement from third-party payors or other risks described in this Annual Report on Form 10-K, we may finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not currently have any committed external source of funds. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.
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
Risks Related to Our Business
The COVID-19 pandemic has adversely impacted and could continue to adversely impact our business, including the demand for our test reports, as well as the business or operations of physicians and other healthcare providers who order our test reports and the third-party payors responsible for reimbursement for our tests, customers and other third parties with whom we conduct business.
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
Following the onset of the COVID-19 pandemic, we began experiencing declines in orders and test report volume. For example, in the second quarter of 2020, test reports delivered for our lead product, DecisionDx-Melanoma, decreased 18.5% compared to the second quarter of 2019. For the year ended December 31, 2020, our growth in DecisionDx-Melanoma test report volume was 4.5%, compared to year-over-year growth of 29.1% for the year ended December 31, 2019. We believe the adverse impacts to our test report volume growth are linked to delays and/or cancellations in patient visits, resulting in reduced diagnostic biopsies and thus reduced diagnoses of cutaneous melanoma in response to COVID-19.
Our future results will be dependent upon the extent and duration of the COVID-19 crisis as well as the impact of ongoing state and local government restrictions, which are beyond our control, and which may be eased and/or reinstated from time to time depending on the circumstances, potentially impacting the flow of future patient visits and diagnosis of cutaneous melanoma. Even with the easing of state and local restrictions, patient visits may be impacted by continued apprehension regarding possible exposure to the virus. As conditions are continuously evolving, we are unable to predict how our future test report volume will be impacted or the extent to which our results of operations, financial condition or cash flows will be impacted by the COVID-19 pandemic, or other future public health crises. Accordingly, the test report data presented above and elsewhere in this Annual Report on Form 10-K is not necessarily indicative of our results of operations that can be expected in future periods.
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
The COVID-19 crisis continues to rapidly evolve. The extent to which COVID-19 will impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the crisis, resurgences of the virus, the availability and effectiveness of vaccinations or therapeutic treatments, the use of telemedicine, travel restrictions, stay-at-home or other similar orders and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the virus. Any of these factors, individually or in combination, could materially and adversely affect our business, results of operations, financial condition or cash flows. In addition, the current and potential adverse impacts of the COVID-19 crisis on our business, financial condition, results of operations and growth prospects, may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.
Our revenue currently depends primarily on sales of DecisionDx-Melanoma, and we will need to generate sufficient revenue from this and other products to grow our business.
Most of our revenue in 2020 and 2019 was derived from the sale of our lead product, DecisionDx-Melanoma. While we also derive revenue from DecisionDx-UM and expect to derive revenue from DecisionDx-SCC and DecisionDx DiffDx-Melanoma, we expect that the majority of our revenue for the foreseeable future will be derived from sales of DecisionDx-Melanoma. Further, we believe that our long-term commercial success will depend on our ability to develop and market additional products. Our ability to derive revenue from DecisionDx-Melanoma, DecisionDx-UM, DecisionDx-SCC, DecisionDx DiffDx-Melanoma and any future products that we commercialize is uncertain and depends on favorable coverage and reimbursement policies from government payors, like Medicare, and from private payors, like insurance companies. Without positive coverage policies, our products may not be reimbursed and we may not be able to recognize revenue. If we are unable to increase sales and expand coverage and reimbursement for DecisionDx-Melanoma, develop and commercialize other products, and successfully obtain coverage and adequate reimbursement for such products, our revenue and our ability to achieve profitability would be impaired, and the market price of our stock could decline substantially.

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
Additionally, the ACA requires providers and suppliers to report and return any overpayments received from government payors under the Medicare and Medicaid programs within 60 days of identification. Failure to identify and return such overpayments exposes the provider or supplier to liability under federal false claims laws. These billing complexities, and the related uncertainty in obtaining payment for our products, could negatively affect our revenue and cash flow, our ability to achieve profitability, and the consistency and comparability of our results of operations.
In addition to the complexities noted above, we rely upon third-party service providers and third-party software applications in the administration of our billing and collecting process. We are transitioning from a third-party billing service provider and have added additional headcount to move our billing process in-house using a third-party software application starting January 1, 2021. Any significant disruption or deficiency in the design or implementation of the new billing process could adversely impact our ability to generate and send invoices, calculate revenues, track payments and collect our accounts receivable.

Additionally, any failure in the design or operation of our internal controls related to our billing and collection processes could adversely impact our ability to conclude on the effectiveness of our internal control over financial reporting.
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
While we have a business continuity plan in place, and have completed the build out of an additional laboratory facility in close proximity to our primary facility to support our growth and provide certain operational redundancy, our facilities and the equipment we use to perform our testing and research and development could be unavailable or costly and time-consuming to repair or replace. It would be difficult, time-consuming and expensive to rebuild our facilities, to locate and qualify a new facility, replace certain pieces of equipment or license or transfer our proprietary technology to a third-party, particularly in light of licensure and accreditation requirements. Even in the unlikely event that we are able to find a third party with such qualifications to enable us to resume our operations, we may be unable to negotiate commercially reasonable terms.
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
•our ability to obtain and maintain adequate reimbursement from third-party payors, including Medicare, Medicare Advantage plans and BlueCross BlueShield plans, which accounted for an aggregate of approximately 93% and 84% of our total revenue for the years ended December 31, 2020 and 2019, respectively;
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
Physicians and other healthcare providers may be unwilling to adopt our products due to their reliance on existing traditional clinical and pathology staging criteria and our ability to generate revenue from our products would be significantly impaired if we were unable to educate physicians, healthcare providers, patients and third-party payors about the benefits and advantages of our products. The COVID-19 crisis has impacted our in-person healthcare interactions, such as field-based sales and medical affairs, and we have had to convert visits, programs and projects to be performed online and by telephone. Due to the uncertainties surrounding the duration, extent and lingering impacts of the COVID-19 crisis, our in-person healthcare interactions may continue to be limited and this may impact the effectiveness of our efforts. We will need to continue to educate physicians and pathologists about the benefits and cost-effectiveness of our products through published papers, presentations at scientific conferences, one-on-one marketing efforts by our sales force and one-on-one education by our medical affairs team. However, physicians and other healthcare providers may be reluctant to adopt our products in circumstances where our products are not incorporated into the current standard of care or practice guidelines. For example, while clinical utility of DecisionDx-Melanoma has been demonstrated in peer reviewed publications, the SLNB surgery is the most widely used staging tool for determining a cutaneous melanoma patient’s metastatic risk. Whether healthcare providers adopt DecisionDx-Melanoma as a complementary or triage diagnostic method relative to the SLNB surgery will depend on our ability to increase awareness of DecisionDx-Melanoma and its clinical validation.
In addition, our testing services are performed by our certified laboratory located in Phoenix, Arizona, under CLIA, rather than by local laboratory or pathology practices. Accordingly, it may be difficult for us to collect samples from pathologists, and pathologists may be reluctant to support our testing services.
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
Our estimates of the total addressable markets for DecisionDx-Melanoma, DecisionDx-UM, DecisionDx-SCC and DecisionDx DiffDx-Melanoma are based on a number of internal and third-party estimates, including, without limitation, the annual rate of patients with the applicable form of skin cancer, the list price of our products relative to the reimbursement we expect to receive from third-party payors and the assumed prices at which we can sell our products in markets that have not been established. For example, we estimate that the total addressable market for DecisionDx-Melanoma is approximately $540 million, which is based, in part, on our review of multiple publications which show that diagnosis of melanoma is underreported by 30% to 72%. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our current or future products may prove to be incorrect. If the actual number of patients who would benefit from our products, the price at which we can sell future products, or the annual total addressable market for our products is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business.
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
Risks Related to Reimbursement and Government Regulation
We currently have limited reimbursement coverage for our lead product, DecisionDx-Melanoma, and if third-party payors, including government and commercial payors, do not provide sufficient coverage of, or adequate reimbursement for, our products, our commercial success, including revenue, will be negatively affected.
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
Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. Variable consideration for Medicare claims that are not covered by an LCD, including those claims subject to approval by an ALJ at an appeal hearing, is deemed to be fully constrained due to factors outside our influence (i.e., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. For these fully constrained claims, we generally recognize revenue in the period the uncertainties are resolved, if favorable. In June 2017 we submitted to the Office of Medicare Hearings and Appeals, or OMHA, a request to participate in an appeal program developed with the intent of providing appellants a means to have large volumes of claim disputes adjudicated at an accelerated rate. We submitted 2,698 DecisionDx-Melanoma claims dating from 2013 through spring 2017 for adjudication on a consolidated basis. In March 2020, OMHA issued a decision denying payment on all of these claims. In accordance with ASC 606 and consistent with prior periods, we have not recognized (fully constrained the variable consideration) any revenues attributable to these claims in our financial statements pending the outcome of this matter. We have appealed this decision, but there can be no assurances regarding the timing or the outcome of this or any other appeal decision. Due to potential future changes in Medicare coverage policies and appeal cycles, insurance coverage policies, contractual rates and other trends in the reimbursement of our tests, our revenues may fluctuate significantly from period to period.
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
Under Medicare, payment for products like ours is generally made under the CLFS, with payment amounts assigned to specific procedure billing codes. In April 2014, Congress passed PAMA, which included substantial changes to the way in which clinical laboratory services are paid under Medicare. Under PAMA, certain laboratories are required to report to CMS commercial third-party payor payment rates and volumes for each test they perform. CMS uses this data to calculate a weighted median payment rate for each test, which will be used to establish revised Medicare CLFS reimbursement rates for the test. Laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. We bill Medicare for our products, and therefore we are subject to reporting requirements under PAMA.
On May 17, 2019, CMS determined that DecisionDx-UM meets the criteria for “existing ADLT” status. This means that beginning in 2021, the DecisionDx-UM Medicare rate will be set annually based upon the median private payor rate for the first half of the second preceding calendar year. Note that our rate for 2020 was set by Noridian, our local MAC, but our rate for 2021 for DecisionDx-UM will be $7,776 based on the median private payor rate. Also, on May 17, 2019, CMS determined that DecisionDx-Melanoma meets the criteria for “new ADLT” status. Accordingly, from July 1, 2019 through March 31, 2020 the Medicare reimbursement rate was equal to the initial list price of $7,193. From April 1, 2020 through December 31, 2021, CMS notified us that the rate will also be $7,193, which was calculated based upon the median private payor rate for DecisionDx-Melanoma from July 1, 2019 to November 30, 2019. Beginning in 2022, the rate for both DecisionDx-Melanoma and DecisionDx-UM will be set annually based upon the median private payor rate for the first half of the second preceding calendar year. For example, the rate for 2022 will be set using median private payor rate data from January 1, 2020 to June 30, 2020.
In the second quarter of 2020, we submitted our technical assessment dossier for DecisionDx-SCC to Palmetto and Noridian. In early 2021, we submitted our technical assessment dossier for DecisionDx DiffDx-Melanoma. We expect that draft LCDs for each of these tests will be posted in 2021. However, there is no assurance that the timing of any draft LCD or final LCD will match our expectations or our historical experience with LCDs for our other tests.
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
Our products are currently marketed as laboratory developed tests, and any changes in regulations or the FDA’s enforcement discretion for laboratory developed tests, or violations of regulations by us, could adversely affect our business, prospects, results of operations or financial condition.
The diagnostics industry is highly regulated, and we cannot assure you that the regulatory environment in which we operate will not change significantly and adversely in the future. In many instances, there are no significant regulatory or judicial interpretations of these laws and regulations. Although the FDA has statutory authority to assure that medical devices are safe and effective for their intended uses, the FDA has generally exercised its enforcement discretion and not enforced applicable regulations with respect to in vitro diagnostics that are designed, manufactured and used within a single laboratory. These tests are referred to as LDTs. We currently market our products as LDTs.
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
If the FDA begins to actively regulate our diagnostic products, we may be required to obtain premarket clearance under Section 510(k) of FDCA or a PMA. The process for submitting a 510(k) premarket notification and receiving FDA clearance usually takes from three to 12 months, but it can take significantly longer and clearance is never guaranteed. The process for submitting and obtaining FDA approval of a PMA is much more costly, lengthy and uncertain. It generally takes from one to three years or even longer, and approval is not guaranteed. PMA approval typically requires extensive clinical data and can be significantly longer, more expensive and more uncertain than the 510(k) clearance process. Despite the time, effort and expense expended, there can be no assurance that a particular device ultimately will be cleared or approved by the FDA through either the 510(k) clearance process or the PMA process on a timely basis, or at all. Moreover, there can be no assurance that any cleared or approved labeling claims will be consistent with our current claims or adequate to support continued adoption of and reimbursement for our products. If premarket review is required for some or all of our products, the FDA may require that we stop selling our products pending clearance or approval, which would negatively impact our business. Even if our products are allowed to remain on the market prior to clearance or approval, demand or reimbursement for our products may decline if there is uncertainty about our products, if we are required to label our products as investigational by the FDA, or if the FDA limits the labeling claims we are permitted to make for our products. As a result, we could experience significantly increased development costs and a delay in generating additional revenue from our products, or from other products now in development.
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
•federal and state Occupational Safety and Health Administration rules and regulations; and
•HIPAA and similar state data privacy laws.
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
Our most recent CAP inspection occurred in the fourth quarter of 2020 and our CLIA accreditation certificate expires on December 20, 2022.
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
In order to test specimens from New York, LDTs must be approved by NYSDOH on a test-by-test basis before they are offered. Our laboratory director must also be separately qualified to be a laboratory director in New York. DecisionDx-Melanoma, DecisionDx-UM and DecisionDx-PRAME have each been formally approved and we have been granted conditional permission by NYSDOH to offer our DecisionDx-SCC and DecisionDx DiffDx-Melanoma tests in New York while our applications under review. Our laboratory director has been qualified by NYSDOH. We are subject to periodic inspection by the NYSDOH and are required to demonstrate ongoing compliance with NYSDOH regulations and standards. To the extent NYSDOH identified any non-compliance and we are unable to remedy such non-compliance, the State of New York could withdraw approval for our products. We will need to seek NYSDOH approval of any future LDTs we develop and want to offer for clinical testing to New York residents, and there can be no assurance that we will be able to obtain such approval.
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
In March 2010, the ACA became law. This law substantially changed the way health care is financed by both government and commercial third-party payors, and significantly impacted our industry. The ACA contains a number of provisions that are expected to impact our business and operations, some of which in ways we cannot currently predict, including those governing enrollment in state and federal health care programs, reimbursement changes and fraud and abuse, which impact existing state and federal health care programs and will result in the development of new programs. Among other things, the ACA required medical device manufacturers to pay a sales tax equal to 2.3% of the price for which such manufacturer sells its medical devices, and began to apply to sales of taxable medical devices after December 31, 2012, but was suspended in 2016. Further, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the medical device tax and “Cadillac” tax on high-cost employer-sponsored health coverage and, effective January 1, 2021, also eliminated the health insurer tax.
Since 2016, there have been efforts to repeal all or part of the ACA, and the previous administration and the U.S. Congress have taken action to roll back certain provisions of the ACA. It is unknown what actions, if any, the current administration and the U.S. Congress may take regarding the ACA.
Additionally, on December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the tax penalty on certain individuals who fail to maintain qualifying health coverage for all or part of a year, commonly referred to as the ‘‘individual mandate,’’ was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017, or the TCJA. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The United States Supreme Court is currently reviewing this case. It is unclear when a decision in this case will be made. It is also unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the ACA and our business.

On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act enacted on March 27, 2020, also known as the CARES Act, which is designed to provide financial support and resources to individuals and business affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The Consolidated Appropriations Act, 2021, which was signed into law on December 27, 2020, extended the suspension of the 2% Medicare sequester through March 31, 2021.
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
Physicians, other healthcare providers and third-party payors play a primary role in the recommendation of our products. Our arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that affect the business and financial arrangements and relationships through which we market and sell our products. The laws that affect our ability to operate include, but are not limited to:
•the AKS, which prohibits, among other things, any person or entity from knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term ‘‘remuneration’’ has been broadly interpreted to include anything of value, such as specimen collection materials or test kits. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, however these are drawn narrowly. Additionally, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and monetary penalties of up to $100,000 for each violation, plus up to three times the remuneration involved, imprisonment of up to ten years and exclusion from government healthcare programs. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the FCA;
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
•HIPAA, as amended by HITECH, and their implementing regulations, which imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon entities subject to the law, such as health plans, healthcare clearinghouses and certain healthcare providers, known as covered entities, and their respective business associates, individuals or entities that perform services for them that involve individually identifiable health information as well as their covered subcontractors. Failure to comply with the HIPAA privacy and security standards can result in civil monetary penalties, and, in certain circumstances, criminal penalties. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions;
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
•the federal transparency requirements under the Physician Payments Sunshine Act, created under the ACA, which requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program to annually report to CMS information related to payments and other transfers of value provided to physicians, certain other healthcare professionals, and teaching hospitals and physician ownership and investment interests, including such ownership and investment interests held by a physician’s immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding their relationships with physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives during the previous year. Failure to submit required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission, and may result in liability under other federal laws or regulations. We believe that we are exempt from these reporting requirements. We cannot assure you, however, that our regulators, principally the federal government, will agree with our determination, and a determination that we have violated these laws and regulations, or a public announcement that we are being investigated for possible violations, could adversely affect our business;
•the prohibition on reassignment of Medicare claims, which, subject to certain exceptions, precludes the reassignment of Medicare claims to any other part;
•state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, that may impose similar or more prohibitive restrictions, and may apply to items or services reimbursed by any non-governmental third-party payors, including private insurers; and
•federal, state and foreign laws that govern the privacy and security of health information or PII in certain circumstances, including state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts.
As a clinical laboratory, our business practices may face additional scrutiny from government regulatory agencies such as the Department of Justice, the OIG and CMS. Certain arrangements between clinical laboratories and referring physicians have been identified in fraud alerts issued by the OIG as implicating the AKS. The OIG has stated that it is particularly concerned about these types of arrangements because the choice of laboratory, as well as the decision to order laboratory tests, typically are made or strongly influenced by the physician, with little or no input from patients. Moreover, the provision of payments or other items of value by a clinical laboratory to a referral source could be prohibited under the Stark Law unless the arrangement meets all criteria of an applicable exception. The government has been active in enforcement of these laws as they apply to clinical laboratories.
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
In the ordinary course of our business, we collect and store sensitive data, including PHI, PII, credit card and other financial information, intellectual property and proprietary business information owned or controlled by ourselves or our customers, payors and other parties. We manage and maintain our applications and data utilizing a combination of on-site systems, managed data centers, and cloud-based data centers. We utilize external security and infrastructure vendors to manage parts of our data centers.
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
Further, various states, such as California and Massachusetts, have implemented similar privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of health information and other PII. These laws and regulations are not necessarily preempted by HIPAA, particularly if a state affords greater protection to individuals than HIPAA. Where state laws are more protective, we have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our clients and potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify. Changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such PHI or PII along with increased customer demands for enhanced data security infrastructure, could greatly increase our cost of providing our services, decrease demand for our services, reduce our revenue and/or subject us to additional liabilities.
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
Our patent portfolio includes five issued U.S. patents and six pending U.S. patent applications, with foreign counterparts. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable tests or services, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our future patented technologies. We may not be successful in defending any such challenges made against our patents or patent applications. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents and increased competition to our business. Even if our patents are held valid and enforceable, they may still be found insufficient to provide protection against competing products and services sufficient to achieve our business objectives. We may have to challenge the patents or patent applications of third parties, such as to counter infringement or unauthorized use. In addition, in an infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, or may refuse to enjoin the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. Even if we prevail against an infringer in a U.S. district court or foreign trial-level court, there is always the risk that the infringer will file an appeal and the initial court judgment will be overturned at the appeals court and/or that an adverse decision will be issued by the appeals court relating to the validity or enforceability of our patents. The outcome of patent litigation or other proceeding can be uncertain, and any attempt by us to enforce our patent rights against others or to challenge the patent rights of others may not be successful, or, if successful, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business.

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
In spite of our efforts, our licensors might conclude that we have materially breached our obligations under such license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize tests and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties might have the freedom to seek regulatory approval of, and to market, tests identical to ours and we may be required to cease our development and commercialization activities. For example, we license certain intellectual property from WUSTL that is incorporated into DecisionDx-UM. In 2020, we provided nearly 1,400 test reports for DecisionDx-UM. If this license agreement were terminated, we would be unable to continue to issue test reports and thus sales of DecisionDx-UM. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.
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
We may engage in strategic transactions, such as the acquisition of businesses, assets, products or technologies, which could be disruptive to our existing operations, divert the attention of our management team and adversely impact our liquidity, cash flows, financial condition and results of operations.
From time to time, we may consider strategic opportunities and engage in transactions such as acquisitions of businesses, assets, products or technologies, as well as technology licenses or investments in complementary businesses. Any such transactions may entail numerous operational and financial risks, including:
•delays, difficulties and higher than expected costs associated with integration activities, such as those involving operational processes, regulatory and licensure compliance, personnel and information technology systems;
•disruption of our existing business operations and diversion of management’s time, focus and attention;
•decreases in our liquidity and operating cash flows, increases in our overall operating costs, substantial amounts of amortization expense, increased capital expenditure requirements and non-recurring charges, including possible impairments of acquired assets;
•incurrence of substantial debt or dilutive issuances of equity securities, the assumption of additional liabilities and exposure to unknown liabilities;
•inability to retain key personnel of any acquired businesses; and
•failure to realize all or any of the anticipated revenues, synergies, efficiencies or other benefits of a transaction within our estimated time frame or at all.
We are unable to predict the timing, size or nature of any future transactions, whether they will be completed or financed on favorable terms, if at all, or what the impact of those transactions might be on our financial results, including if such transactions are not effectively and profitably integrated into our business. Our failure to successfully complete the integration of any business that we acquire could have an adverse effect on our prospects, business activities, cash flows, financial condition, results of operations and stock price. Additionally, since we have not historically completed any such transactions to date, our ability to successfully integrate, manage and derive benefits from any acquired business, asset, product or technology is unproven.
Our ability to use net operating loss carryforwards and certain other tax attributes to offset future taxable income may be subject to limitations.
At December 31, 2020, we had federal net operating loss, NOL, carryforwards of approximately $55.9 million, of which $42.0 million will begin to expire in 2033 if not utilized to offset taxable income, and $13.9 million may be carried forward indefinitely.
Under the TCJA, as modified by the CARES Act, federal NOL carryforwards generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOL carryforwards in taxable years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the TCJA or the CARES Act.
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an ‘‘ownership change’’ (which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced an ownership change in the past and we may also experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our NOL carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
While we have not experienced any such system failure, accident or material security breach to date, we cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, we maintain a tumor specimen database comprised of over 60,000 samples some of which were used to develop and validate DecisionDx-Melanoma, some of which are currently being used to improve on the test and some of which will be used in the future. If we were to lose this database, our ability to further validate, improve and therefore maintain and grow sales of DecisionDx-Melanoma could be significant impaired.
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
•natural disasters, political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and
•regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ activities that may fall within the purview of the FCPA, its books and records provisions, or its anti-bribery provisions.
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
We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will increase our net loss or decrease our net income, and may require us to reduce costs in other areas of our business or increase the prices of our products. In addition, as a public company, it may be more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified personnel to serve on our board of directors, our board committees or as executive officers.

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
Although we maintain crisis management plans, our business operations are subject to interruption by natural disasters and other events and catastrophes beyond our control, including, but not limited to, earthquakes, floods, fires, tornadoes, hurricanes, power or other utility outages, telecommunications failures and public health crises. Further, outbreaks of epidemic diseases, such as the COVID-19 pandemic discussed above, or the fear of such events, could provoke responses, including government-imposed travel restrictions that could impede the mobility and effectiveness of our sales force, disrupt our operations or those of our suppliers and service providers. The ultimate impact of any of these or similar events is highly uncertain and could have a material adverse impact on our operations.
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

•the size of our market float; and
•any other factors discussed in this Annual Report on Form 10-K.
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
As of March 5, 2021, the market value of our common stock held by non-affiliates exceeded $700.0 million. If the market value of our common stock held by non-affiliates exceeds $700.0 million as of June 30, 2021, we will cease to be an emerging growth company effective December 31, 2021. Additionally, in such case, we expect to no longer qualify as a smaller reporting company beginning with our first Quarterly Report on Form 10-Q for the fiscal year ending December 31, 2022.
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
Based upon shares outstanding as of December 31, 2020, our executive officers, directors and the known holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 33% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We have a lease agreement for approximately 23,700 square feet of office space in Friendswood, Texas that will be used as our corporate headquarters. This lease commenced on December 1, 2020 and has a 60-month term, with an option to renew for one additional five-year period. Additionally, we lease approximately 7,100 square feet of other office space in Friendswood, Texas under an agreement that is on a month-to-month basis. We also lease approximately 27,100 square feet of laboratory and office space in Phoenix, Arizona under two agreements, one of which expires on July 31, 2027 and the other expires on March 31, 2028. Each of these leases provide us with two optional renewal periods of five years each. We believe our existing facilities will be sufficient for our needs for the foreseeable future.
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Common Stock, $0.001 par value per share, began trading on the Nasdaq Global Market under the symbol “CSTL” on July 25, 2019. Prior to that date, there was no public trading market for our common stock.
Holders of Record
As of March 5, 2021, there were approximately 108 stockholders of record of our common stock, which does not include shares held in street name.
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
Recent Sales of Unregistered Equity Securities
On December 11, 2020, we issued 209,238 shares of our common stock to SH Castle Biosciences, LLC upon the net exercise of a warrant to purchase 209,243 shares of common stock at an exercise price of approximately $0.001 per share. Additionally, we paid $41 in cash to SH Castle Biosciences, LLC for the value of a fractional share of common stock computed in connection with such net exercise. The net exercise was based on a fair market value of our common stock of $59.16 per share and did not result in any cash proceeds to us.
On December 29, 2020, we issued an aggregate of 31,814 shares of our common stock to OTA LLC upon the net exercise of certain warrants to purchase an aggregate of 35,237 shares of common stock at an exercise price of approximately $7.10 per share. The warrants were originally issued to Oxford Finance LLC on March 31, 2017 and November 30, 2018, but were later transferred to OTA LLC in August 2020. We paid an aggregate of $58 in cash to OTA LLC for the value of fractional shares computed in connection with such net exercises. In accordance with the terms of the warrants, the net exercises were based on the fair market value of our common stock on the business day immediately prior to the date of delivery of the exercise notices, in each case $73.05 per share, and did not result in any cash proceeds to us.
The issuances of these shares of common stock were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) (or Regulation D promulgated thereunder) in that the issuance of securities was to an accredited investor and did not involve a public offering. The recipient of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. The recipient of the securities in these transactions was an accredited investor under Rule 501 of Regulation D.

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
Since the effective date of our registration statement through December 31, 2020, we have not used any of the net proceeds from the IPO. Pending such uses, we have invested, and plan to continue to invest, the balance of the net proceeds from the IPO in cash and cash equivalent securities or highly liquid investment securities.
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
Overview
We are a commercial-stage dermatological cancer company focused on providing physicians and their patients with personalized, clinically actionable genomic information to make more accurate treatment decisions. We believe that the traditional approach to developing a treatment plan for certain cancers using clinical and pathology factors alone is inadequate and can be improved by incorporating personalized genomic information. Our non-invasive products utilize proprietary algorithms to provide an assessment of a patient’s specific risk of metastasis or recurrence of their cancer, allowing physicians to identify patients who are likely to benefit from an escalation of care as well as those who may avoid unnecessary medical and surgical interventions. Our lead product, DecisionDx®-Melanoma, is a proprietary GEP test that predicts the risk of metastasis or recurrence for patients diagnosed with invasive cutaneous melanoma, a deadly skin cancer. This test has two current clinically actionable uses. The first use immediately following diagnosis predicts a patient’s likelihood of having a sentinel lymph node negative biopsy result so that physicians and patients can discuss the risk and benefit of undergoing SLNB surgery. The second use is to inform the appropriate treatment plan, regardless of the decision to undergo or avoid the SLNB surgery. We estimate more than 130,000 patients are diagnosed with invasive cutaneous melanoma each year in the United States. We launched DecisionDx-Melanoma in May 2013.
On August 31, 2020, we commercially launched our cutaneous squamous cell carcinoma proprietary GEP test, DecisionDx®‑SCC, and on November 2, 2020, we commercially launched our proprietary GEP test for suspicious pigmented lesions, DecisionDx® DiffDx™-Melanoma. These two indications are areas of high clinical need in dermatological cancer and, together, represent an addressable population of approximately 500,000 patients in the United States.

We also market DecisionDx®-UM, which is a proprietary GEP test that predicts the risk of metastasis for patients with uveal melanoma, a rare eye cancer. We launched DecisionDx-UM in January 2010.
Based on the substantial clinical evidence that we have developed, we have received Medicare coverage for DecisionDx-Melanoma and DecisionDx-UM, which represents approximately 50% of the addressable patient population for both of these tests.
We have processed over 70,000 clinical samples since our inception. Our revenue for the year ended December 31, 2020 was $62.6 million, compared to $51.9 million for 2019 and $22.8 million for 2018.
The numbers of DecisionDx-Melanoma, DecisionDx-SCC, DecisionDx-DiffDx and DecisionDx-UM test reports delivered by us during the years ended December 31, 2020 and 2019 are presented in the table below:

	Proprietary Dermatologic GEP Tests
	DecisionDx- Melanoma	DecisionDx-SCC(1)	DecisionDx DiffDx-Melanoma(2)	DecisionDx-UM	Total
Q1 2020	4,574	—	—	361	4,935
Q2 2020	3,008	—	—	306	3,314
Q3 2020	4,404	57	—	318	4,779
Q4 2020	4,246	428	73	410	5,157
For the year ended December 31, 2020	16,232	485	73	1,395	18,185

Q1 2019	3,232	—	—	360	3,592
Q2 2019	3,691	—	—	376	4,067
Q3 2019	4,126	—	—	356	4,482
Q4 2019	4,480	—	—	434	4,914
For the year ended December 31, 2019	15,529	—	—	1,526	17,055

(1)We commercially launched the DecisionDx-SCC test on August 31, 2020.
(2)We commercially launched the DecisionDx DiffDx on November 2, 2020.
While we continue to see new clinicians order the DecisionDx-Melanoma test for the first time, for the twelve months ended December 31, 2020, the number of new ordering clinicians (first time ordering the test) for our DecisionDx-Melanoma test decreased by 14% as compared to the same period in 2019. We believe these decreases in the number of new ordering clinicians are the result of physician office closures and limited physician access due to the COVID-19 pandemic, as discussed further below. Our commercial team is using a combination of in-person and virtual promotional efforts.
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
We bill third-party payors and patients for the tests we perform. The majority of our revenue collections is paid by third-party insurers, including Medicare. We have received LCDs, which provide coverage for our DecisionDx-Melanoma and DecisionDx-UM tests that meet certain criteria for Medicare and Medicare Advantage beneficiaries, representing approximately 60 million covered lives. As it relates to DecisionDx-UM, we have contracts or have received positive medical policy decisions from additional payors representing approximately 83 million covered lives. A ‘‘covered life’’ means a subscriber, or a dependent of a subscriber, who is insured under an insurance policy for such an insurance carrier.

Palmetto GBA MolDX, or Palmetto, the MAC responsible for administering MolDX, the program that assesses molecular diagnostic technologies, issued a final expanded LCD for DecisionDx-Melanoma, effective November 22, 2020. With this expanded LCD and the accompanying billing and coding articles, we estimate that a significant majority of the DecisionDx-Melanoma tests performed for Medicare patients will meet the coverage criteria. Noridian Healthcare Solutions, LLC, or Noridian, the MAC responsible for administering claims for laboratory services performed in Arizona, has adopted the same coverage policy as Palmetto and also issued an expanded final LCD for DecisionDx-Melanoma, effective December 6, 2020.
On May 17, 2019, CMS determined that DecisionDx-UM meets the criteria for “existing ADLT” status. Accordingly, in 2021 the DecisionDx-UM Medicare rate will be set annually based upon the median private payor rate for the first half of the second preceding calendar year. Note that our rate for 2020 was set by Noridian, our local MAC, but our rate for 2021 for DecisionDx-UM will be $7,776 based on the median private payor rate. Also, on May 17, 2019, CMS determined that DecisionDx-Melanoma meets the criteria for ‘‘new ADLT’’ status. Accordingly, from July 1, 2019 through March 31, 2020 the Medicare reimbursement rate was equal to the initial list price of $7,193. From April 1, 2020 through December 31, 2021, CMS notified us that the rate will also be $7,193, which was calculated based upon the median private payor rate for DecisionDx-Melanoma from July 1, 2019 to November 30, 2019. Beginning in 2022, the rate for both DecisionDx-Melanoma and DecisionDx-UM will be set annually based upon the median private payor rate for the first half of the second preceding calendar year. For example, the rate for 2022 will be set using median private payor rate data from January 1, 2020 to June 30, 2020.
In the second quarter of 2020, we submitted our technical assessment dossier for DecisionDx-SCC to Palmetto and Noridian. In early 2021, we submitted our technical assessment dossier for DecisionDx DiffDx-Melanoma. We expect that draft LCDs for each of these tests will be posted in 2021. However, there is no assurance that the timing of any draft LCD or final LCD will match our expectations or our historical experience with LCDs for our other tests.
To date, in addition to the revenue generated from the sale of our products, we have financed our operations through our July 2019 IPO, follow-on public offerings of common stock in June 2020 and December 2020, private placements of preferred stock, convertible promissory notes and bank debt. We believe that our existing cash and cash equivalents and anticipated cash generated from sales of our products will be sufficient to fund our operations for the foreseeable future. However, we have based these estimates on assumptions, including those related to the impact of COVID-19 on our financial condition, that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
•Following the onset of the COVID-19 pandemic, we began experiencing declines in orders and test report volume. For example, in the second quarter of 2020, test reports delivered for our lead product, DecisionDx-Melanoma, decreased 18.5% compared to the second quarter of 2019. For the year ended December 31, 2020, our growth in DecisionDx-Melanoma test report volume was 4.5%, compared to year-over-year growth of 29.1% for the year ended December 31, 2019. We believe the adverse impacts to our test report volume growth are linked to delays and/or cancellations in patient visits, resulting in reduced diagnostic biopsies and thus reduced diagnoses of cutaneous melanoma in response to COVID-19.
•Our future results will be dependent upon the extent and duration of the COVID-19 crisis as well as the impact of ongoing state and local government restrictions, which are beyond our control, and which may be eased and/or reinstated from time to time depending on the circumstances, potentially impacting the flow of future patient visits. Even with the easing of state and local restrictions, patient visits and diagnosis of cutaneous melanoma may be impacted by continued apprehension regarding possible exposure to the virus. For example, our analysis of third party data indicates that during 2020, cutaneous melanoma diagnoses were down more than 20% compared to 2019.
•We continue to believe our cash and cash equivalents and anticipated cash to be generated from sales of our products, will be sufficient to fund our operations for the foreseeable future.
As conditions are continuously evolving, we are unable to predict how our future test report volume will be impacted or the extent to which our results of operations, financial condition or cash flows will be impacted by the COVID-19 pandemic, or other future public health crises. Accordingly, the test report data presented above is not necessarily indicative of our results of operations that can be expected for future periods. For more information on the potential impact of the COVID-19 pandemic on our business, see the risk factors included under “Risks Related to Our Business” and the other risk factors included in Part I, Item 1A., “Risk Factors,” of this Annual Report on Form 10-K.
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
We generate revenues from the sale of our products. Currently, our revenues are primarily derived from the sale of DecisionDx-Melanoma and DecisionDx-UM. We bill third-party payors and patients for the tests we perform.
Under ASC 606, we recognize revenue at the amount we expect to be entitled, subject to a constraint for variable consideration, in the period in which our tests are delivered to the treating physicians. We have determined that our contracts contain variable consideration under ASC 606 because the amounts paid by third-party payors may be paid at less than our standard rates or not paid at all, with such differences considered implicit price concessions. Variable consideration is recognized only to the extent it is probable that a significant reversal of revenue will not occur in future periods when the uncertainties are resolved. Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. Variable consideration for Medicare claims that are not covered by an LCD, including those claims subject to approval by an ALJ at an appeal hearing, is deemed to be fully constrained due to factors outside our influence (i.e., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. For these fully constrained claims, we generally recognize revenue in the period the uncertainty is favorably resolved, if at all. Due to potential future changes in Medicare coverage policies and appeal cycles, insurance coverage policies, contractual rates and other trends in the reimbursement of our tests, our revenues may fluctuate significantly from period to period. Additionally, our ability to recognize revenue for our recently launched tests, DecisionDx-SCC and DecisionDx DiffDx-Melanoma, is dependent on the development of reimbursement experience and coverage decisions for these tests. Due to limited reimbursement experience, we are currently recognizing revenues for these two tests on the basis of actual cash collections.
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
We expect to use a portion of the proceeds from the June 2020 and December 2020 follow-on public offerings to further support and accelerate our research and development activities, including two important studies that we have recently commenced to support our DecisionDx-Melanoma test. The first is the PERSONALize study, in which we are evaluating DecisionDx-Melanoma for interactions with adjuvant therapies. The second is the CONNECTION study, which is collecting long-term outcomes for up to 10,000 patients who have been tested with DecisionDx-Melanoma.

Selling, General and Administrative
Selling, general and administrative, or SG&A, expenses include executive, selling and marketing, legal, finance and accounting, human resources, billing and client services. These expenses consist of personnel costs (including salaries, bonuses, benefits and stock-based compensation expense), direct marketing expenses, audit and legal expenses, consulting costs, training and medical education activities, payor outreach programs and allocated overhead, including rent, information technology, equipment depreciation, and utilities. We expect continued increases in SG&A expenses related to compliance with the rules and regulations of the SEC and Nasdaq, investor relations activities and additional insurance expenses. Other administrative and professional services expenses within SG&A are expected to increase with the scale of our business, but selling and marketing-related expenses are expected to increase significantly, consistent with our growth strategy.
Other Operating Income
Other operating income consists of an automatic payment received from HHS for provider relief funds pursuant to the CARES Act.
Interest Income
Interest income consists primarily of earnings on cash and cash equivalents, primarily money market funds.
Interest Expense
Interest expense is attributable to borrowings under our term debt, revolving line of credit and the convertible promissory notes issued in January and February of 2019, or the Q1 2019 Notes, and also includes the amortization of debt discount and issuance costs.
(Loss) Gain on Extinguishments of Debt
The loss on extinguishment of debt is associated with the early repayment of our term loan facility in December 2020 while the gain on extinguishment of debt is associated with the settlement of the Q1 2019 Notes in connection with the IPO.
Other Expense, Net
Other expense, net reflects changes in the fair value of (i) a convertible promissory note we issued to an investor in July 2019, or the July 2019 Note, (ii) our convertible preferred stock warrant liability and (iii) the embedded derivative associated with the Q1 2019 Notes.
Income Tax Expense
Our financial statements do not reflect any federal or state income tax benefits attributable to the net losses we have incurred, due to the uncertainty of realizing a benefit from those items. As of December 31, 2020, we had federal net operating loss carryforwards of $55.9 million, of which $42.0 million will begin to expire in 2033 if not utilized to offset federal taxable income and $13.9 million may be carried forward indefinitely. Also, as of December 31, 2020, we had state net operating loss carryforwards of $41.6 million, which begin to expire in 2028 if not utilized to offset state taxable income.

Results of Operations

Comparison of the years ended December 31, 2020 and 2019
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Years Ended December 31,		Change
	2020	2019
Net revenues	$62,649	$51,865	$10,784	20.8%
Cost of sales	9,685	7,310	2,375	32.5%
Gross margin	52,964	44,555	8,409	18.9%
Gross margin percentage	84.5%	85.9%
Operating expenses and other operating income:
Research and development	13,256	7,385	5,871	79.5%
Selling, general and administrative	48,132	29,842	18,290	61.3%
Other operating income	(1,882)	—	(1,882)	N/A
Total operating expenses, net	59,506	37,227	22,279	59.8%
Operating (loss) income	(6,542)	7,328	(13,870)	(189.3)%
Interest income	373	312	61	19.6%
Interest expense	(2,634)	(4,571)	1,937	42.4%
(Loss) gain on extinguishments of debt	(1,397)	5,213	(6,610)	(126.8)%
Other expense, net	—	(2,933)	2,933	100.0%
(Loss) income before income taxes	(10,200)	5,349	(15,549)	(290.7)%
Income tax expense	84	72	12	16.7%
Net (loss) income	$(10,284)	$5,277	$(15,561)	(294.9)%

The following table indicates the amount of stock-based compensation expense reflected in the line items above (in thousands):

	Years Ended December 31,
	2020	2019	Change
Cost of sales	$1,049	$170	$879
Research and development	1,492	165	1,327
Selling, general and administrative	5,768	914	4,854
Total stock-based compensation expense	$8,309	$1,249	$7,060

Net Revenues
Net revenues increased by $10.8 million, or 20.8%, to $62.6 million primarily due to higher per-unit revenues as well as an increase in overall test report volume, partially offset by reduced revenue adjustments related to prior periods. The overall revenue increase is primarily attributable to DecisionDx-Melanoma test revenues, partially offset by lower DecisionDx-UM test revenues. Our 2020 per-unit revenues benefited from having the “new ADLT” status for our DecisionDx-Melanoma test, effective July 1, 2019, which resulted in a higher Medicare reimbursement rate for the test, as described above, for the full year in 2020. For the year ended December 31, 2020, we experienced an increase in DecisionDx-Melanoma test volume of 4.5% but a decrease in DecisionDx-UM test report volume of 8.6%, compared to the year ended December 31, 2019. For these two tests, while we saw a year-over-year increase in test reports delivered of 37.4% during the first quarter of 2020, we experienced year-over-year (decreases) increases in test reports delivered of (18.5%), 5.4% and (5.3%) during the second, third and fourth quarters, respectively, of 2020. We believe the adverse impacts to our test report volume growth are linked to delays and/or cancellations in patient visits, resulting in reduced diagnostic biopsies and thus reduced diagnoses of cutaneous melanoma in response to COVID-19, as discussed above. For the years ended December 31, 2020 and 2019, we recorded net positive revenue adjustments of $0.2 million and $2.5 million, respectively, related to tests delivered in previous periods, associated with changes in estimated variable consideration. The positive revenue adjustments include the recognition of revenue for certain tests delivered in prior periods for which no revenue was recognizable originally, but was recognized upon cash collection of payments for the tests in the respective periods.
Cost of Sales
Cost of sales for the year ended December 31, 2020 increased by $2.4 million, or 32.5%, compared to the year ended December 31, 2019, primarily due to increased costs of supplies and services, attributable to the higher activity levels, as well as higher personnel costs due to additional headcount in our laboratory testing operations. The additional personnel costs included a year-over-year increase in stock-based compensation expense of $0.9 million. Our gross margin percentage was 84.5% for the year ended December 31, 2020, compared to 85.9% for the same period in 2019, reflecting the expansion of laboratory staff in preparation for both launches of DecisionDx-SCC and DecisionDx DiffDx-Melanoma as well as anticipated further volume growth for DecisionDx-Melanoma. Due to the nature of our business, a significant portion of our cost of sales expenses represent fixed costs associated with our testing operations. Accordingly, our cost of sales expense will not necessarily increase or decrease commensurately with the change in net revenues from period to period.
Research and Development
Research and development expenses increased by $5.9 million, or 79.5%, for the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily associated with increases in personnel costs and costs incurred in our clinical studies. Personnel costs increased due to expansions in headcount in support of our growth, including higher stock-based compensation expense, which increased by $1.3 million.
Selling, General and Administrative
SG&A expense increased by $18.3 million, or 61.3%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. Approximately 68% of the increase is attributable to higher personnel costs, particularly due to increased headcount, which includes salaries, bonuses, benefits and stock-based compensation. In early 2019, we expanded our sales organization from 14 territories to 23 territories and implemented an additional expansion to 32 territories beginning in December 2019. Further, we expanded our sales organization headcount in the third quarter of 2020 in preparation for the commercial launch of our DecisionDx DiffDx-Melanoma test. The higher personnel costs also reflect expanded headcount in our administrative support functions. Stock-based compensation expense included in SG&A expense was $5.8 million for the year ended December 31, 2020 compared to $0.9 million for the year ended December 31, 2019, reflecting both higher post-IPO stock option valuations as well as additional awards outstanding due to growth in headcount. The remainder of the increase in SG&A expense was primarily associated with higher marketing expenses, professional fees, board of director compensation, insurance expense and other general increases.
Other Operating Income
Other operating income of $1.9 million for the year ended December 31, 2020 consists entirely of the automatic payment received from HHS pursuant to the CARES Act for provider relief funds. We initially recognized income attributable to the payment in the second quarter of 2020 based on our expectation of meeting the requirements to retain the funds. However, due a change in requirements of the program in the third quarter of 2020, we reversed this income. However, in the fourth quarter of 2020, a legislative change was enacted affecting the program, under which we concluded it is reasonably assured we will qualify to retain the funds. Accordingly, we recognized the income again in the fourth quarter of 2020. See Note 2 to the financial statements for additional information.
Interest Income
Interest income increased by $0.1 million for the year ended December 31, 2020, compared to the year ended December 31, 2019, as a result of higher average balances of cash and cash equivalents, largely offset by the effect of lower interest rates. The higher average balances of cash and cash equivalents were primarily attributable to proceeds from the IPO in 2019 and two public offerings of common stock in 2020.
Interest Expense
Interest expense decreased by $1.9 million, or 42.4%, for the year ended December 31, 2020 compared to the year ended December 31, 2019 and was primarily attributable to interest expense on the Q1 2019 Notes during the year ended December 31, 2019, which was $1.7 million, and consisted of the accrual of the contractual 8% interest plus the amortization of issuance costs and debt discount. The outstanding principal amount and accrued interest on the Q1 2019 Notes converted into shares of common stock in connection with the IPO in July 2019. The decrease also reflects lower interest expense on our banking term loan facility primarily due to lower average balances outstanding. We terminated and repaid all amounts due on the term loan facility in December 2020, as discussed further below.

(Loss) Gain on Extinguishments of Debt
We recorded an extinguishment loss of $1.4 million during the year ended December 31, 2020 related to the early repayment and termination of our banking term loan facility. The extinguishment loss was attributable to the write off of the unamortized discount and issuance costs as well as early termination and prepayment fees. During the year ended December 31, 2019, we recorded a non-cash extinguishment gain related to the Q1 2019 Notes totaling $5.2 million, which was associated with the conversion of the Q1 2019 Notes into shares of common stock in connection with the IPO that was considered an extinguishment for accounting purposes. See Notes 6 and 7 to the financial statements for additional information on these extinguishments of debt.
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
Income Tax Expense
We recorded minimal income tax expense in both the years ended December 31, 2020 and 2019, because the income tax (benefit) expense of net (loss) income in both periods was largely offset by changes in the valuation allowance on net deferred tax assets, as we have determined that it is more likely than not that these benefits will not be realized.
Stock-Based Compensation Expense
Stock-based compensation expense, which is allocated among cost of sales, research and development expense and SG&A expense, totaled $8.3 million for the year ended December 31, 2020 compared to $1.2 million for the year ended December 31, 2019. We expect material increases in stock-based compensation expense in future periods, reflecting both higher post-IPO stock option valuations as well as additional awards outstanding due to growth in our headcount. As of December 31, 2020 we had 201 employees compared to 135 as of December 31, 2019. As of December 31, 2020, the total unrecognized stock-based compensation cost related to outstanding awards was $57.1 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 3.4 years. We expect to continue granting stock-based compensation awards, which we expect to further contribute to increases in stock-based compensation expense in future periods.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents and cash generated from sales of our products. As of December 31, 2020 and 2019, we had cash and cash equivalents of $409.9 million and $98.8 million, respectively. To date, in addition to the revenue generated from the sale of our products, we have financed our operations through the IPO, two follow-on public offerings of common stock in June 2020 and December 2020, private placements of preferred stock, convertible promissory notes and bank debt.
On December 14, 2020, we filed an automatically effective shelf registration statement on Form S-3 (File No. 333-251331) with the SEC as a “well-known seasoned issuer.” The registration statement allows us to issue an indeterminate number or amount of common stock, preferred stock, debt securities and warrants from time to time in one or more offerings. However, there can be no assurance that we will complete any such offerings of securities. Any future offerings under this registration statement will be dependent upon, among other factors, market conditions, available pricing, our financial condition, investor perception of our prospects, our capital needs and our ability to maintain status as a well-known seasoned issuer.
Public Offerings of Common Stock
In connection with the closing of the IPO on July 29, 2019, we issued and sold 4,600,000 shares of our common stock, including 600,000 shares associated with the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $16.00 per share. We received approximately $65.9 million in net proceeds, after deducting underwriting discounts and commissions and other offering expenses payable to us.
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
On December 18, 2020, we issued and sold 4,600,000 shares of our common stock in a follow-on public offering at a price of $58.00 per share. We received $250.5 million in aggregate net proceeds, after deducting underwriting discounts and commissions and offering costs (excluding $0.4 million in offering costs that were incurred but not paid as of December 31, 2020). The shares issued and sold includes the underwriters’ exercise in full of their 30-day option to purchase additional shares at the public offering price, less underwriting discounts and commissions. On December 21, 2020, we used a portion of these proceeds to repay, in full, our outstanding term loan credit facility. See “Long-Term Debt” below for additional information.
As mentioned above, we expect to use a portion of these proceeds to further support and accelerate our research and development activities, including two important studies that we have recently commenced to support our DecisionDx-Melanoma test.
Medicare Advance Payment
On April 16, 2020, we received an advance payment of $8.3 million, or the Advance Payment, from CMS under its Accelerated and Advance Payment Program, which was expanded to provide increased cash flow to service providers during the COVID-19 pandemic. We have recorded the Advance Payment as a liability, consisting of both a current and noncurrent portion, on our balance sheet as of December 31, 2020. We will reduce the balance of the Advance Payment as it is applied to claims or is otherwise recouped by CMS. Under the Continuing Appropriations Act, 2021 and Other Extensions Act, enacted on October 1, 2020, the recoupment of the Advance Payment will commence in April 2021. For the first eleven months of recoupment, CMS will apply 25% of the Medicare payments otherwise owed to us against the balance of the Advance Payment. After that eleven-month period, CMS will recoup at a rate of 50% of the Medicare payments otherwise owed to us for an additional six months. If the Advance Payment is not fully recovered by CMS after this recoupment period, we will be required to repay any remaining balance.
Funding Requirements
Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, clinical research and development services, laboratory operations, equipment and related supplies, legal and other regulatory expenses, general administrative costs and, from time to time, expansion of our facilities in support of our growth. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on the commercialization of our existing products, the development of our future product candidates, the potential commercialization of our product candidates, should their development be successful, and general administrative costs. We may also, from time to time, consider various strategic opportunities, which may involve using a portion of our capital resources to fund acquisitions of businesses, assets, products or technologies.
Since our inception, we have generally incurred significant losses and negative cash flows. For the year ended December 31, 2020 we had a net loss of $10.3 million and an accumulated deficit of $62.5 million as of December 31, 2020. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful commercialization of our currently marketed products and the products we plan to launch in the future as well as our spending on research and development activities. We expect to incur additional expenses and losses in the future as we invest in the commercialization of our existing products, the development of our future product candidates and the commercialization of our product candidates. We believe that our existing cash and cash equivalents and anticipated cash generated from sales of our products will be sufficient to fund our operations for the foreseeable future. However, we have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. There are numerous risks and uncertainties associated with developing genomic tests, including, among others, the uncertainty of:
•successful commencement and completion of clinical study protocols;
•successful identification and acquisition of tissue samples;
•the development and validation of genomic classifiers; and
•acceptance of new genomic tests by physicians, patients and third-party payors.
Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate our exact working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including those listed above as well as those listed in Part I, Item 1A., “Risk Factors,” of this Annual Report on Form 10-K.
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
Long-Term Debt
Our long-term debt balances are presented in the table below (in thousands):

	Years Ended December 31,
	2020	2019
Term debt	$—	$26,688
Unamortized discount and issuance costs	—	(1,566)
Total long-term debt	—	25,122
Less: Current portion of long-term debt	—	(5,833)
Long-term debt, less current portion	$—	$19,289
We had a Loan and Security Agreement, or the 2018 LSA, with Oxford Finance LLC, or Oxford, as collateral agent, and Oxford and Silicon Valley Bank as equal syndicated lenders. The 2018 LSA consisted of a $25.0 million secured term loan credit facility, or the Term Loan. The Term Loan bore interest at a floating rate equal to the greater of (1) 8.55% and (2) the 30-day U.S. LIBOR rate as reported in The Wall Street Journal on the last business day of the month that precedes the month in which the interest will accrue, plus 6.48%. The applicable interest rate on the Term Loan was 8.55% as of December 31, 2019. We were permitted to make interest-only payments on the Term Loan through May 31, 2020. As required, we began to repay the principal in 30 equal monthly installments of $833,333 each beginning on June 1, 2020. All unpaid principal and accrued and unpaid interest was to be due at maturity on November 1, 2022. However, on December 21, 2020, we terminated the 2018 LSA and repaid in full all amounts due, which totaled $21.6 million as of such date, including the outstanding principal balance, the final payment amount, early termination and prepayment fees and accrued interest.
For additional information on the 2018 LSA, refer to Note 7, “Long-Term Debt,” in the accompanying notes to our audited financial statements included in this Annual Report on Form 10-K.
Operating Leases
We have entered into various operating leases, which are primarily associated with our laboratory facilities and office space. Total future minimum payment obligations under our operating leases as of December 31, 2020 totaled approximately $6.8 million. The leases expire on various dates through 2028 and provide certain options to renew for additional periods. Refer to Note 8 to the financial statements for additional information on our leasing arrangements.

Cash Flows
The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented (in thousands):

	Years Ended December 31,
	2020	2019
Net cash provided by operating activities	$9,865	$7,015
Net cash used in investing activities	(4,748)	(937)
Net cash provided by financing activities	305,890	88,288
Net increase in cash and cash equivalents	311,007	94,366
Cash and cash equivalents, beginning of year	98,845	4,479
Cash and cash equivalents, end of year	$409,852	$98,845
Operating Activities
Net cash provided by operating activities was $9.9 million for the years ended December 31, 2020 and was primarily attributable to net non-cash charges of $10.5 million (consisting of $8.3 million in stock-based compensation expense, $1.4 million of loss on extinguishment of debt, and $0.8 million in amortization of debt discount and issuance costs), the receipt of the Advance Payment of $8.3 million, increases in accrued compensation of $3.3 million and decreases in accounts receivable of $1.7 million, partially offset by the net loss of $10.3 million and increases in prepaid expenses and other current assets of $2.8 million, other assets of $1.4 million and inventory of $1.0 million.
Net cash provided by operating activities was $7.0 million for the year ended December 31, 2019 and was primarily attributable to net income of $5.3 million and net non-cash charges of $1.7 million (consisting of $2.1 million of fair value adjustments, $1.9 million in amortization of debt discount and issuance costs, stock-based compensation expense of $1.2 million, preferred stock warrant fair value adjustments of $0.6 million, and $1.1 million of other items, partially offset by $5.2 million of a debt extinguishment gain).
Investing Activities
Net cash used in investing activities for the years ended December 31, 2020 and 2019 consisted entirely of purchases of property and equipment. The increase in purchases of property and equipment for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily associated with the expansion of our facilities.
Financing Activities
Net cash provided by financing activities was $305.9 million for the year ended December 31, 2020 and consisted primarily of $330.0 million of proceeds from two common stock offering (net of underwriting discounts, commissions and issuance costs), $1.6 million of proceeds from contributions to the employee stock purchase plan and $1.6 million of proceeds from exercise of common stock options, partially offset by repayments of term debt, including extinguishment costs, of $27.4 million.
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

Critical Accounting Policies and Significant Judgments and Estimates
Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
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
All of our revenues from contracts with customers are associated with the provision of diagnostic and prognostic cancer testing services. Most of our revenues are attributable to DecisionDx-Melanoma for cutaneous melanoma. We also provide a test for uveal melanoma, DecisionDx-UM. We launched a test for patients with cutaneous squamous cell carcinoma, DecisionDx-SCC in August 2020 and launched a test for use in patients with suspicious pigmented lesions, DecisionDx DiffDx-Melanoma in November 2020.
We have determined that we have a contract with the patient when the treating clinician orders the test. Our contracts generally contain a single performance obligation, which is the delivery of the test report, and we satisfy our performance obligation at the point in time when we deliver the test report to the treating clinician, at which point we can bill for the report. The amount of revenue recognized reflects the amount of consideration we expect to be entitled, or the transaction price, and considers the effects of variable consideration, which is discussed further below.
Once we satisfy our performance obligations and bill for the service, the timing of the collection of payments may vary based on the payment practices of the third-party payor and the existence of contractually established reimbursement rates. Most of the payments for our services are made by third-party payors, including Medicare and commercial health insurance carriers. Certain contracts contain a contractual commitment of a reimbursement rate that differs from our list prices. However, absent a contractually committed reimbursement rate with a commercial carrier or governmental program, our diagnostic tests may or may not be covered by these entities’ existing reimbursement policies. In addition, patients do not enter into direct agreements with us that commit them to pay any portion of the cost of the tests in the event that their insurance provider declines to reimburse us. We may pursue, on a case-by-case basis, reimbursement from such patients in the form of co-payments and co-insurance, in accordance with the contractual obligations that we have with the insurance carrier or health plan. These situations may result in a delay in the collection of payments.
The Medicare claims that are covered by policy under an LCD are generally paid at the established rate by our Medicare contractor within 30 days from receipt. Medicare claims that were either submitted to Medicare prior to the LCD’s effective date or are not covered by the terms of the LCD, but meet the definition of being medically reasonable and necessary pursuant to the controlling Section 1862(a)(1)(A) of the Social Security Act are generally appealed and may ultimately be paid at the first (termed “redetermination”), second (termed “reconsideration”) or third level of appeal (de novo hearing with an ALJ). A successful appeal at any of these levels results in payment.
In the absence of LCD coverage or contractually established reimbursement rates, we have concluded that our contracts include variable consideration because the amounts paid by Medicare or commercial health insurance carriers may be paid at less than our standard rates or not paid at all, with such differences considered implicit price concessions. Variable consideration attributable to these price concessions is measured at the expected value using the “most likely amount” method under ASC 606. The amounts are determined by historical average collection rates by test type and payor category taking into consideration the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as the judgment and actions of third parties. Such variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. Variable consideration may be constrained and excluded from the transaction price in situations where there is no contractually agreed upon reimbursement coverage or in the absence of a predictable pattern and history of collectability with a payor. Variable consideration for Medicare claims that are not covered by an LCD, including those claims subject to approval by an ALJ at an appeal hearing, is deemed to be fully constrained due to factors outside our influence (i.e., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. Included in revenues for the years ended December 31, 2020 and 2019 were $176,000 and $2,493,000, respectively, of revenue increases associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods. These amounts include (i) adjustments for actual collections versus estimated amounts and (ii) cash collections and the related recognition of revenue in current period for tests delivered in prior periods due to the release of the constraint on variable consideration.
DecisionDx-Melanoma Claims Consolidation
In June 2017, we submitted to OMHA a formal request to participate in a program that OMHA developed with the intent of providing appellants a means to have large volumes of claim disputes adjudicated at an accelerated rate. The program consolidates outstanding claims at the ALJ level and uses a statistical-sampling approach where five ALJs will determine reimbursement results for a sample of claims which are then extrapolated to the universe of claims. Our consolidation includes 2,698 DecisionDx-Melanoma claims dating from 2013 through spring 2017. Hearings were held in April 2019 with a supplemental hearing in May 2019. On March 12, 2020, OMHA issued a decision denying payment on all claims in the consolidation. We have filed an appeal to the decision, although no ruling on such appeal has been issued to date. In accordance with ASC 606 and consistent with prior periods, we have not recognized (fully constrained the variable consideration) any revenues attributable to these claims in our financial statements pending the outcome of this matter.
Stock-Based Compensation
Stock-based compensation expense for equity instruments issued to employees and non-employees, including stock options, restricted stock units, or RSUs, and purchase rights issued under our 2019 Employee Stock Purchase Plan, or ESPP, is measured based on the grant date fair value of the awards. For stock options and purchase rights granted under the ESPP, we estimate the grant date fair value using the Black-Scholes option-pricing valuation model. For RSUs, we use the closing price of our common stock on the date of grant to determine the fair value. We recognize compensation costs on a straight-line basis for all stock-based compensation awards over the requisite service period of the awards, which is generally the awards’ vesting period, which is typically four years for options and RSUs and the two-year offering period for the ESPP. Forfeitures are accounted for as they occur.
Following is a description of the significant assumptions used in the option pricing model:
•Expected term. The expected term is the period of time that granted options are expected to be outstanding. For stock options, we have set the expected term using the simplified method based on the weighted average of both the period to vesting and the period to maturity for each option, as we have concluded that our stock option exercise history does not provide a reasonable basis upon which to estimate the expected term. For the ESPP, the expected term is the period of time from the offering date to the purchase date.
•Expected volatility. Because of the limited period of time our stock has been traded in an active market, we calculate volatility by using the historical stock prices of a group of similar companies looking back over the estimated life of the option or the ESPP purchase right and averaging the volatilities of these companies.
•Risk-free interest rate. We base the risk-free interest rate used in the Black-Scholes valuation model on the market yield in effect at the time of option grant and at the offering date for ESPP provided from the Federal Reserve Board’s Statistical Releases and historical publications from the Treasury constant maturities rates for the equivalent remaining terms.
•Dividend yield. We have not paid, and do not have plans to pay, cash dividends. Therefore, we use an expected dividend yield of zero in the Black-Scholes option valuation model.
The fair value of our common stock is also an assumption used to determine the fair value of stock options. Prior to the IPO, the estimated fair value of our common stock had been determined by our board of directors as of the date of each award, with input from management, considering our most recently available third-party valuations of common stock and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant, which intended all options granted to be exercisable at price per share not less than the per share fair value of our common stock underlying those options on the grant date. Subsequent to the IPO, the fair value of our common stock is the closing selling price per share of our common stock as reported on the Nasdaq Global Market on the date of grant or other relevant determination date.

The following table sets forth the assumptions used to determine the fair value of stock options:

	Years Ended December 31,
	2020	2019
Average expected term (years)	6	6
Expected stock price volatility	59.57% - 67.02%	56.74%- 60.17%
Risk-free interest rate	0.28% - 1.76%	1.63% - 2.47%
Dividend yield	—%	—%
The following table sets forth assumptions used to determine the fair value of the purchase rights issued under the ESPP:

	Years Ended December 31,
	2020	2019
Average expected term (years)	1.2	1.2
Expected stock price volatility	56.80% - 100.49%	61.12% - 68.89%
Risk-free interest rate	0.12% - 0.95%	1.56% - 1.80%
Dividend yield	—%	—%

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
As of March 5, 2021, the market value of our common stock held by non-affiliates exceeded $700.0 million. If the market value of our common stock held by non-affiliates exceeds $700.0 million as of June 30, 2021, we will cease to be an emerging growth company effective December 31, 2021.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
As of December 31, 2020, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item and not set forth below will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders, or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2020, and is incorporated herein by reference.
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
Item 14. Principal Accountant Fees and Services.
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
(a)(3) Exhibits.
The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.

Exhibit Index

Exhibit Number	Description of document
3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2019.
3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2019.
4.1	Description of securities registered under Section 12 of the Exchange Act, incorporated by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K filed with the SEC on March 10, 2020.
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

10.8+
Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2020.

10.9+
Castle Biosciences, Inc. 2019 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (File No. 333-232369), as amended, originally filed with the SEC on June 26, 2019.

Exhibit Number	Description of document
10.10+
Form of Director Agreement by and between the Registrant and certain of its directors, incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-232369), as amended, originally filed with the SEC on June 26, 2019.

10.11+*	Non-Employee Director Compensation Policy, as amended effective January 28, 2021.
10.12+
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

10.14+
Offer Letter Agreement, dated November 9, 2017, by and between the Registrant and Frank Stokes, incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (File No. 333-232369), as amended, originally filed with the SEC on June 26, 2019.

10.15+
Separation Agreement dated May 29, 2020, by and between the Registrant and Federico A. Monzon, M.D., incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2020.

10.16+
Master Services Agreement dated May 29, 2020, by and between the Registrant and Genomic Path LLC, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2020.

10.17
Standard Office Lease, dated as of October 5, 2015, by and between the Registrant and Merced Restart Phoenix Investors II, LLC, incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 (File No. 333-232369), as amended, originally filed with the SEC on June 26, 2019.

10.18
First Amendment to Lease, dated December 4, 2018, by and between the Registrant and Alturas Siete I, LLC, incorporated by reference to Exhibit 10.15 of the Registrant's Annual Report on Form 10-K, filed with the SEC on March 10, 2020.

10.19
Office Building Lease, dated as of March 11, 2015, by and between the Registrant and RMG Leasing (a/k/a Cedarwood Professional Building), as amended, incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 (File No. 333-232369), as amended, originally filed with the SEC on June 26, 2019.

10.20
Standard Office Lease, dated December 16, 2019, by and between the Registrant and Alturas Siete, II, LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2019.

10.21
Second Amendment to Standard Office Lease, dated December 16, 2019, by and between the Registrant and Alturas Siete I, LLC, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2019.

10.22
Commercial Lease, dated December 17, 2019, by and between the Registrant and Tannos Land Holding III, LLC, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2019.

10.23*	First Amendment to Commercial Lease, dated November 13, 2020, by and between the Registrant and Tannos Land Holdings III, LLC.
10.24#
Exclusive License Agreement, dated as of November 14, 2009, by and between the Registrant and The Washington University, incorporated by reference to Exhibit 10.17 of the Registrant’s Registration Statement on Form S-1 (File No. 333-232369), as amended, originally filed with the SEC on June 26, 2019.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

Exhibit Number	Description of document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).
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

CASTLE BIOSCIENCES, INC.

Date:	March 11, 2021	By:	/s/ Derek J. Maetzold
Derek J. Maetzold President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Derek J. Maetzold	President, Chief Executive Officer and Director	March 11, 2021
(Derek J. Maetzold)	(Principal Executive Officer)

/s/ Frank Stokes	Chief Financial Officer	March 11, 2021
(Frank Stokes)	(Principal Financial and Accounting Officer)

/s/ Daniel M. Bradbury	Chairman of the Board of Directors	March 11, 2021
(Daniel M. Bradbury)

/s/ Mara G. Aspinall	Member of the Board of Directors	March 11, 2021
(Mara G. Aspinall)

/s/ G. Bradley Cole	Member of the Board of Directors	March 11, 2021
(G. Bradley Cole)

/s/ Joseph C. Cook III	Member of the Board of Directors	March 11, 2021
(Joseph C. Cook III)

/s/ Miles D. Harrison	Member of the Board of Directors	March 11, 2021
(Miles D. Harrison)

/s/ David Kabakoff, Ph.D.	Member of the Board of Directors	March 11, 2021
(David Kabakoff, Ph.D.)

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Castle Biosciences, Inc.:
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Castle Biosciences, Inc. (the Company) as of December 31, 2020 and 2019, the related statements of operations and comprehensive (loss) income, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
San Diego, California
March 11, 2021

CASTLE BIOSCIENCES, INC.
BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$409,852	$98,845
Accounts receivable, net	12,759	14,648
Inventory	2,217	1,237
Prepaid expenses and other current assets	4,766	1,951
Total current assets	429,594	116,681
Long-term accounts receivable, net	1,096	870
Property and equipment, net	7,102	2,060
Other assets – long-term	1,536	135
Total assets	$439,328	$119,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,098	$1,865
Accrued compensation	9,108	5,779
Medicare advance payment	6,615	—
Other accrued liabilities	3,055	1,812
Current portion of long-term debt	—	5,833
Total current liabilities	20,876	15,289
Long-term debt	—	19,289
Noncurrent portion of Medicare advance payment	1,735	—
Deferred rent and other liabilities	1,026	55
Total liabilities	23,637	34,633
Commitments and Contingencies (Note 10)
Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of December 31, 2020 and 2019; no shares issued and outstanding as of December 31, 2020 and 2019.	—	—
Common stock, $0.001 par value; 200,000,000 authorized as of December 31, 2020 and 2019, respectively; 24,812,487 and 17,130,907 shares issued and outstanding as of December 31, 2020 and 2019, respectively.	25	17
Additional paid-in capital	478,162	137,308
Accumulated deficit	(62,496)	(52,212)
Total stockholders’ equity	415,691	85,113
Total liabilities and stockholders’ equity	$439,328	$119,746

The accompanying notes are an integral part of these financial statements.

CASTLE BIOSCIENCES, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2020	2019
NET REVENUES	$62,649	$51,865
COST OF SALES	9,685	7,310
Gross margin	52,964	44,555
OPERATING EXPENSES AND OTHER OPERATING INCOME
Research and development	13,256	7,385
Selling, general and administrative	48,132	29,842
Other operating income	(1,882)	—
Total operating expenses, net	59,506	37,227
Operating (loss) income	(6,542)	7,328
Interest income	373	312
Interest expense	(2,634)	(4,571)
(Loss) gain on extinguishments of debt	(1,397)	5,213
Other expense, net	—	(2,933)
(Loss) income before income taxes	(10,200)	5,349
Income tax expense	84	72
Net (loss) income and comprehensive (loss) income	(10,284)	5,277
Convertible preferred stock cumulative dividends	—	2,156
Accretion of redeemable convertible preferred stock to redemption value	—	130
Net (loss) income and comprehensive (loss) income attributable to common stockholders	$(10,284)	$2,991

(Loss) earnings per share attributable to common stockholders:
Basic	$(0.54)	$0.35
Diluted	$(0.54)	$(0.21)

Weighted-average shares outstanding:
Basic	18,929	8,584
Diluted	18,929	8,658

The accompanying notes are an integral part of these financial statements.

CASTLE BIOSCIENCES, INC.
STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Convertible Preferred Stock Series C		Redeemable Convertible Preferred Stock Series A, B, D, E-1, E-2, E-2A, E-3 and F		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

BALANCE, JANUARY 1, 2019	503,056	$1,501	9,456,775	$44,995	—	$—	1,916,224	$2	$921	$(57,489)	$(56,566)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,249	—	1,249
Exercise of common stock options	—	—	—	—	—	—	693,140	1	1,174	—	1,175
Exercise of common stock warrants	—	—	—	—			51,238	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value:
Series E-1	—	—	—	2	—	—	—	—	(2)	—	(2)
Series E-3	—	—	—	7	—	—	—	—	(7)	—	(7)
Series F	—	—	—	121	—	—	—	—	(121)	—	(121)
Exercise of redeemable convertible preferred stock warrants:
Series E-1	—	—	12,999	107	—	—	—	—	—	—	—
Series F	—	—	1,054	10	—	—	—	—	—	—	—
Recognition of beneficial conversion feature on convertible promissory notes	—	—	—	—	—	—	—	—	8,378	—	8,378
Extinguishment of beneficial conversion feature on convertible promissory notes	—	—	—	—	—	—	—	—	(15,265)	—	(15,265)
Initial public offering of common stock, net of underwriting discounts, commissions and offering costs	—	—	—	—	—	—	4,600,000	5	65,926	—	65,931
Conversion of convertible promissory notes	—	—	—	—	—	—	1,661,106	1	26,576	—	26,577
Conversion of convertible preferred stock	(503,056)	(1,501)	(9,470,828)	(45,242)	—	—	8,181,992	8	46,735	—	46,743
Reclassification of preferred stock warrant liability and net exercise of certain warrants in connection with initial public offering	—	—	—	—	—	—	27,207	—	1,744	—	1,744
Net income	—	—	—	—	—	—	—	—	—	5,277	5,277
BALANCE, DECEMBER 31, 2019	—	$—	—	$—	—	$—	17,130,907	$17	$137,308	$(52,212)	$85,113
Stock-based compensation expense	—	—	—	—	—	—	—	—	8,309	—	8,309
Exercise of common stock options	—	—	—	—	—	—	459,074	1	1,592	—	1,593
Exercise of common stock warrants	—	—	—	—	—	—	241,052	—	—	—	—

CASTLE BIOSCIENCES, INC.
STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
(in thousands, except share data)

	Convertible Preferred Stock Series C		Redeemable Convertible Preferred Stock Series A, B, D, E-1, E-2, E-2A, E-3 and F		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Public offerings of common stock, net of underwriting discounts, commissions and offering costs	—	—	—	—	—	—	6,900,000	7	329,657	—	329,664
Issuance of common stock under the employee stock purchase plan	—	—	—	—	—	—	81,454	—	1,296	—	1,296
Net loss	—	—	—	—	—	—	—	—	—	(10,284)	(10,284)
BALANCE, DECEMBER 31, 2020	—	$—	—	$—	—	$—	24,812,487	$25	$478,162	$(62,496)	$415,691

The accompanying notes are an integral part of these financial statements.

CASTLE BIOSCIENCES, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2020	2019
OPERATING ACTIVITIES
Net (loss) income	$(10,284)	$5,277
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	472	354
Stock-based compensation expense	8,309	1,249
Amortization of intangibles	—	4
Amortization of debt discounts and issuance costs	839	1,925
Other non-cash interest	—	442
Loss (gain) on extinguishments of debt	1,397	(5,213)
Change in fair value of preferred stock warrant liability	—	619
Change in fair value of embedded derivative	—	237
Change in fair value of convertible promissory note accounted for under the fair value option	—	2,077
Other	(16)	—
Change in operating assets and liabilities:
Accounts receivable	1,663	(896)
Prepaid expenses and other current assets	(2,815)	(1,276)
Inventory	(980)	(355)
Other assets	(1,401)	(85)
Accounts payable	169	557
Accrued compensation	3,329	1,208
Medicare advance payment	8,350	—
Other accrued liabilities	561	879
Deferred rent and other liabilities	272	12
Net cash provided by operating activities	9,865	7,015

INVESTING ACTIVITIES
Purchases of property and equipment	(4,751)	(937)
Proceeds from sale of property and equipment	3	—
Net cash used in investing activities	(4,748)	(937)

FINANCING ACTIVITIES
Proceeds from public offerings of common stock, net of underwriting discounts, commissions and offering costs	330,041	65,931
Proceeds from exercise of preferred stock warrants	—	49
Proceeds from issuance of convertible promissory notes (including $4,756 from related parties for the year ended December 31, 2019), net of issuance costs	—	11,695
Proceeds from issuance of convertible promissory note and common stock warrant, net of issuance costs	—	9,236
Proceeds from issuance of term debt, net of issuance costs	—	1,776
Repayment of term debt	(27,359)	—
Repayments on line of credit	—	(1,791)
Proceeds from exercise of common stock options	1,593	1,174

CASTLE BIOSCIENCES, INC.
STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Years Ended December 31,
	2020	2019
Proceeds from contributions to the employee stock purchase plan	1,615	218
Net cash provided by financing activities	305,890	88,288

NET CHANGE IN CASH AND CASH EQUIVALENTS	311,007	94,366
Beginning of year	98,845	4,479
End of year	$409,852	$98,845

SUPPLEMENTAL DISCLOSURE OF CASH PAID (REFUNDED) FOR:
Interest	$1,978	$2,206
Income taxes	$102	$(150)
DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued purchases of property and equipment	$58	$7
Property and equipment acquired with tenant improvement allowance	$714	$—
Common stock offering costs incurred but not paid	$377	$—
Issuance of common stock upon conversion of convertible preferred stock	$—	$46,743
Conversion of preferred stock warrants to common stock warrants	$—	$1,744
Issuance of common stock upon conversion of convertible promissory notes	$—	$26,577
Cashless exercise of common stock warrants	$250	$455

The accompanying notes are an integral part of these financial statements.

CASTLE BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS

1. Organization and Description of Business
Castle Biosciences, Inc. (the ‘‘Company’’) was incorporated in the state of Delaware on September 12, 2007. The Company is a commercial-stage dermatological cancer company focused on providing physicians and their patients with personalized, clinically actionable genomic information to make more accurate treatment decisions. The Company is based in Friendswood, Texas (a suburb of Houston, Texas) and its laboratory operations are conducted at the Company’s facilities located in Phoenix, Arizona.
Impact of COVID-19 Pandemic
In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019, or COVID-19, surfaced in Wuhan, China. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Since then, COVID-19 has caused significant disruptions and adverse economic impacts across multiple countries, including the United States. To date, the Company has maintained uninterrupted business operations with normal turnaround times for its delivery of test reports. The Company has implemented adjustments to its operations designed to keep employees safe and comply with federal, state and local guidelines, including those regarding social distancing.
During the second and fourth quarters of 2020, the Company experienced year-over-year declines in test report volume, which it believes is linked to delays and/or cancellations in patient visits in response to COVID-19, resulting in reduced diagnostic biopsies and thus reduced diagnoses of cutaneous melanoma. The extent to which COVID-19 may further impact the Company’s business, results of operations, financial condition and cash flows will depend on future developments, which are highly uncertain and cannot be predicted with confidence.
In response to COVID-19, the United States government has passed legislation and taken other actions to provide financial relief to companies and other organizations affected by the pandemic. Refer to Note 2 for information on certain payments received by the Company in April 2020 as a result of these actions. The Company intends to fund planned operations for the next 12 months using a portion of its cash and cash equivalents on hand, which totaled $409.9 million at December 31, 2020, and collections from test report sales.
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
All of the Company’s revenues from contracts with customers are associated with the provision of diagnostic and prognostic cancer testing services. Most of the Company’s revenues are attributable to DecisionDx®-Melanoma for cutaneous melanoma. The Company also provides a test for uveal melanoma, DecisionDx®-UM. The Company launched a test for patients with cutaneous squamous cell carcinoma, DecisionDx®-SCC in August 2020 and launched a test for use in patients with suspicious pigmented lesions, DecisionDx® DiffDx™-Melanoma in November 2020. Information on the disaggregation of revenues by the Company’s significant third-party payors is included under Payor Concentration below. The Company has determined that it has a contract with the patient when the treating clinician orders the test. The Company’s contracts generally contain a single performance obligation, which is the delivery of the test report, and the Company satisfies its performance obligation at a point in time upon the delivery of the test report to the treating clinician, at which point the Company can bill for the report. The amount of revenue recognized reflects the amount of consideration to which the Company expects to be entitled (the ‘‘transaction price’’) and considers the effects of variable consideration, which is discussed further below.
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
In the absence of LCD coverage or contractually established reimbursement rates, the Company has concluded that its contracts include variable consideration because the amounts paid by Medicare or commercial health insurance carriers may be paid at less than the Company’s standard rates or not paid at all, with such differences considered implicit price concessions. Variable consideration attributable to these price concessions is measured at the expected value using the ‘‘most likely amount’’ method

CASTLE BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

under ASC 606. The amounts are determined by historical average collection rates by test type and payor category taking into consideration the range of possible outcomes, the predictive value of the Company’s past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of the Company’s influence, such as the judgment and actions of third parties. Such variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. Variable consideration may be constrained and excluded from the transaction price in situations where there is no contractually agreed upon reimbursement coverage or in the absence of a predictable pattern and history of collectability with a payor. Variable consideration for Medicare claims that are not covered by an LCD, including those claims subject to approval by an ALJ at an appeal hearing, is deemed to be fully constrained due to factors outside the Company’s influence (i.e., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. Included in revenues for the years ended December 31, 2020 and 2019 were $176,000 and $2,493,000, respectively, of revenue increases associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods. These amounts include (i) adjustments for actual collections versus estimated amounts and (ii) cash collections and the related recognition of revenue in current period for tests delivered in prior periods due to the release of the constraint on variable consideration.
Because the Company’s contracts with customers have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606 to not disclose information about its remaining performance obligations. Any incremental costs to obtain contracts are recorded as selling, general and administrative expense as incurred due to the short duration of the Company’s contracts. Contract balances consisted of accounts receivable (both current and noncurrent) and the Medicare advance payment (both current and noncurrent, as discussed further below) as of December 31, 2020. Contract balances consisted solely of accounts receivable (both current and noncurrent) as of December 31, 2019.
Medicare Advance Payment
On April 16, 2020, the Company received an advance payment of $8.3 million (the “Advance Payment”) from the Centers for Medicare & Medicaid Services (“CMS”) under its Accelerated and Advance Payment Program, which was expanded to provide increased cash flow to service providers during the COVID-19 pandemic. The Company has recorded the Advance Payment as a liability, consisting of both a current and noncurrent portion, on its balance sheet as of December 31, 2020. The Company will reduce the balance of the Advance Payment as it is applied to claims or is otherwise recouped by CMS. Under the Continuing Appropriations Act, 2021 and Other Extensions Act, enacted on October 1, 2020, the recoupment of the Advance Payment will commence in April 2021. For the first eleven months of recoupment, CMS will apply 25% of the Medicare payments otherwise owed to the Company against the balance of the Advance Payment. After that eleven-month period, CMS will recoup at a rate of 50% of the Medicare payments otherwise owed to the Company for an additional six months. If the Advance Payment is not fully recovered by CMS after this recoupment period, the Company will be required to repay any remaining balance. The classification of Advance Payment between current and noncurrent liabilities is based on management’s estimated timing of recoupment. As of December 31, 2020, no revenue has been recognized related to any portion of the Advance Payment.
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

CASTLE BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The Company’s significant third-party payors and their related revenues as a percentage of total revenues and accounts receivable balances are as follows:

	Percentage of Revenues		Percentage of Accounts Receivable (current)		Percentage of Accounts Receivable (non-current)
	Year Ended December 31,		As of December 31,		As of December 31,
	2020	2019	2020	2019	2020	2019
Medicare	58%	49%	15%	7%	—%	—%
Medicare Advantage plans	29%	29%	40%	41%	25%	18%
BlueCross BlueShield plans	6%	6%	26%	25%	44%	46%
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
The Company accrues an allowance for doubtful accounts against its accounts receivable when it is probable that an account is not collectible, based on write off history, credit risk of specific accounts, aging analysis and other information available on specific accounts. The Company generally does not perform evaluations of customers’ financial condition and generally does not require collateral. Accounts receivable are written off when all efforts to collect the balance have been exhausted. Historically, the Company’s bad debt expense has not been significant. The allowance for doubtful accounts was zero as of December 31, 2020 and 2019. Adjustments for implicit price concessions attributable to variable consideration, as discussed above, are incorporated into the measurement of the accounts receivable balances and are not part of the allowance for doubtful accounts.
Inventory
The Company carries an inventory of test supplies in the Phoenix, Arizona laboratory. The inventory is carried at the lower of weighted average cost and net realizable value and expensed through cost of sales as the supplies are used.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally between five and ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the lease. The Company’s leasehold improvements primarily relate to its office and laboratory facilities in Phoenix, Arizona, and are generally being amortized through the end of the lease terms of July 2027 and March 2028. Maintenance and repairs are charged to expense as incurred, and material improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in the statements of operations and comprehensive (loss) income in the period realized.
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the total of estimated future undiscounted cash flows, expected to result from the use of the asset and its eventual disposition, are less than the carrying amount. Impairment, if any, would be calculated based on the excess of the carrying amount of the long-lived asset over the long-lived asset’s fair value. There were no impairment charges recognized for the years ended December 31, 2020 and 2019.
Other Operating Income
On April 10, 2020, the Company received an automatic payment of $1.9 million from the U.S. Department of Health and Human Services (“HHS”) pursuant to the Coronavirus Aid, Relief and Economic Security Act enacted on March 27, 2020, also known as the CARES Act, out of relief funds allocated by HHS to healthcare providers to reimburse healthcare related expenses or lost revenues attributable to COVID-19. This automatic payment was calculated by HHS in proportion to the providers’ share of Medicare fee-for-service reimbursements in 2019 and was applicable to all facilities and providers that received Medicare fee-for-service reimbursements in 2019. In the second quarter of 2020, based on guidance issued by HHS at

CASTLE BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

the time that stated any reasonable method could be used to calculate lost revenues attributable to COVID-19, the Company concluded it would qualify to retain the relief funds and recognized the funds received as other operating income during the three months ended June 30, 2020. On September 19, 2020, HHS issued a notice of reporting requirements that changed the methodology for determining lost revenues to be based on a patient care operating income metric, as defined by HHS. Due to this change in methodology and uncertainty in its application, the Company determined that it was no longer reasonably assured of keeping the funds. Therefore, in the three months ended September 30, 2020, the Company reversed the previously recognized income. On October 22, 2020, HHS again revised the methodology for calculating lost revenues, with such changes defining lost revenues as a negative change, if any, in calendar year 2020 revenues compared to calendar year 2019 revenues. Based on these developments, the Company issued a check to repay the funds in December 2020. However, on December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act, 2021 was signed into law, which among other things included a provision amending the provider relief funds lost revenue calculation to be consistent with HHS’s June 2020 guidance, including allowing lost revenues to be determined by comparing actual 2020 revenues to 2020 budgeted revenues, subject to certain conditions, which was incorporated into revised HHS reporting requirements issued in January 2021. Given this development, subsequent to December 31, 2020, the Company notified HHS of its intention to keep the funds and canceled the repayment. Based on the changes to the requirements enacted on December 27, 2020 the Company determined that it is reasonably assured of keeping the funds and therefore recognized the $1.9 million as other operating income during the three months ended December 31, 2020.
Fair Value of Financial Instruments
As of December 31, 2019, the carrying amount of the Company’s long-term debt approximated fair value due to its variable market interest rate and management’s opinion that then-current rates and terms that would have been available to the Company with the same maturity and security structure would have been essentially equivalent to that of the Company’s long-term debt. This estimated fair value was a ‘‘Level 3’’ fair value measurement as defined in Note 9.
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
Research and Development
Research and development costs are charged to operations as incurred. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. Upfront and milestone payments due to third parties that perform research and development services on behalf of the Company will be expensed as services are rendered or when the milestone is achieved.
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
Accrued Compensation
The Company accrues for liabilities under discretionary employee and executive bonus plans. These estimated compensation liabilities are based on progress against corporate objectives approved by the Company’s board of directors, compensation levels of eligible individuals, and target bonus percentage levels. The board of directors reviews and evaluates the performance

CASTLE BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

against these objectives and ultimately determines what discretionary payments are made. The Company also accrues for liabilities under employee sales incentive bonus plans with accruals based on performance achieved to date compared to established targets. As of December 31, 2020 and 2019, the Company accrued approximately $7,175,000 and $4,785,000, respectively, for liabilities associated with these bonus plans. These amounts are classified as current or noncurrent accrued liabilities in the balance sheets based on the expected timing of payment.
Retirement Plan
The Company has an Internal Revenue Code (“IRC”) Section 401(k) profit sharing plan (the “Plan”) for eligible employees. The Plan is funded by employee contributions and provides for discretionary contributions in the form of matching and/or profit-sharing contributions. For the years ended December 31, 2020 and 2019, the Company provided a discretionary matching contribution of $789,000 and $434,000, respectively.
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
The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of tax expense. No material amounts of tax-related interest or penalties were recorded during the years ended December 31, 2020 and 2019.
Stock-Based Compensation
Stock-based compensation expense for equity instruments issued to employees is measured based on the grant-date fair value of the awards. The fair value of employee stock options and offerings under the 2019 Employee Stock Purchase Plan (the “ESPP”) are estimated on the date of grant using the Black-Scholes option-pricing valuation model. For restricted stock units (“RSUs”), the fair value is equal to the closing price of the Company’s common stock on the date of grant. The Company recognizes compensation costs on a straight-line basis for all employee stock-based compensation awards over the requisite service period of the awards. For options and RSUs, the requisite service period is generally the awards’ vesting period (typically four years). For the ESPP, the requisite service period is generally the period of time from the offering date to the purchase date. Forfeitures are accounted for as they occur.
Comprehensive (Loss) Income
Comprehensive (loss) income is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive (loss) income was the same as its reported net (loss) for all periods presented.
CARES Act Payroll Tax Deferral
The CARES Act permits employers to defer the payment of the employer share of social security taxes due for the period beginning March 27, 2020 and ending December 31, 2020. Of the amounts deferred, 50% are required to be paid by December 31, 2021 and the remaining 50% are required to be paid by December 31, 2022. The Company began deferring payment of the employer share of social security taxes in May 2020. As of December 31, 2020, the Company had deferred payment of $551,000 of such taxes, which are allocated between current and noncurrent liabilities on the balance sheet.
Accounting Pronouncements Yet to be Adopted
In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes FASB ASC Topic 840, Leases, and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest

CASTLE BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

method for finance leases or on a straight-line basis over the term of the lease for operating leases. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. For companies that are not emerging growth companies (‘‘EGCs’’), ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. For EGCs, the ASU was to be effective for fiscal years beginning after December 15, 2019. However, in November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates (“ASU 2019-10”), which included a one-year deferral of the effective date of ASU 2016-02 for certain entities. In June 2020, the FASB issued ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, which further defers the effective date for certain entities. As a result, the ASU is now effective for EGCs for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. If Company maintains EGC status, it will adopt the new standard in the fourth quarter of 2022 using the modified retrospective method, under which the Company will apply Topic 842 to existing and new leases as of January 1, 2022, but prior periods will not be restated and will continue to be reported under Topic 840 guidance in effect during those periods. The Company anticipates that the adoption will not have a material impact on its statements of operations and comprehensive (loss) income or its statements of cash flows but expects to recognize right-of-use assets and liabilities for lease obligations associated with its operating leases.
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
If the market value of the Company’s common stock held by non-affiliates exceeds $700.0 million as of June 30, 2021, the Company will cease to be an emerging growth company effective December 31, 2021. If that occurs, the Company will be required to apply the non-EGC effective dates in adopting accounting pronouncements that qualify for delayed adoption by EGCs, including the accounting pronouncements discussed above.
3. (Loss) Earnings Per Share
Basic (loss) earnings per share is computed by dividing net (loss) income attributable to common stockholders for the period by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding includes shares associated with a warrant, issued in July 2019, to purchase 209,243 shares of common stock, which were deemed to have been issued for purposes of calculating basic and diluted (loss) earnings per share, due to the nominal exercise price. On July 29, 2019, the Company completed the initial public offering of its common stock (“IPO”), in which it issued and sold 4,600,000 shares of common stock. Also on that date, all of the Company’s outstanding convertible preferred stock and convertible promissory notes automatically converted into 8,181,992 and 1,661,106 shares, respectively, of common stock and certain outstanding warrants to purchase Series F convertible redeemable preferred stock were net exercised for an aggregate of 27,207 shares of common stock. On June 29, 2020, July 2, 2020 and December 18, 2020, the Company issued and sold 2,000,000 shares, 300,000 shares and 4,600,000, respectively, of common stock in follow-on public offerings, as discussed further in Note 12. The foregoing shares are included in the Company’s weighted-average number of common shares outstanding starting on the respective issuance/conversion dates.

CASTLE BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Diluted (loss) earnings per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options, the vesting of RSUs or purchases under the ESPP, as well as from the assumed conversion/exercise of the Company’s convertible preferred stock, convertible promissory notes and outstanding warrants. The treasury stock and if-converted methods are used to calculate the potential dilutive effect of these common stock equivalents. However, potentially dilutive shares are excluded from the computation of diluted (loss) earnings per share when their effect is antidilutive.
The following table shows the computation of basic and diluted (loss) earnings per share for the years ended December 31, 2020 and 2019 (in thousands, except per share data):

	Years Ended December 31,
	2020	2019

Numerator:
Net (loss) income attributable to common stockholders	$(10,284)	$2,991
Assumed conversion of convertible promissory notes(1):
Subtract: Extinguishment gain	—	(5,213)
Add: Interest expense and change in fair value of embedded derivative	—	420
Numerator for diluted loss per share	$(10,284)	$(1,802)

Denominator:
Weighted-average common shares outstanding, basic	18,929	8,584
Assumed conversion of convertible promissory notes(1)	—	74
Weighted-average common shares outstanding, diluted	18,929	8,658

(Loss) earnings per share attributable to common stockholders:
Basic	$(0.54)	$0.35
Diluted	$(0.54)	$(0.21)

(1)For the year ended December 31, 2019, this figure reflects the assumed conversion of the Q1 2019 Notes (as defined in Note 6) into shares of common stock beginning July 1, 2019, in accordance with the requirements in ASC Topic 260, Earnings per Share, for contingently issuable shares due to the contingency not being met until the third quarter of 2019. The July 2019 Note (as defined in Note 6), was excluded from the computation of diluted earnings (loss) per share prior to its conversion on July 29, 2019 in connection with the IPO, as disclosed below.

Due to the Company reporting a net loss attributable to common stockholders for the year ended December 31, 2020, all potentially dilutive securities are antidilutive and are excluded from the computations of diluted loss per share. For the year ended December 31, 2019, the computation of diluted loss per share excludes the assumed conversions of the convertible preferred stock, assumed conversion of the July 2019 Note (in each case, for the time prior to their actual conversions), assumed exercise of all stock options, assumed issuance of shares under the ESPP and the assumed exercise of all common stock warrants because to include them would be antidilutive.

CASTLE BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in the Company’s calculation of diluted (loss) earnings per share for the years ended December 31, 2020 and 2019 because to do so would be antidilutive (in thousands):

	Years Ended December 31,
	2020	2019
Convertible preferred stock	—	4,679
Convertible promissory note(1)	—	33
Stock options and restricted stock units	2,789	1,820
Common stock warrants	35	41
Preferred stock warrants	—	80
Employee stock purchase plan	100	24
Total	2,924	6,677

(1)Associated with the July 2019 Note.
4. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2020	2019
Lab equipment	$2,037	$1,563
Computer equipment	1,305	887
Leasehold improvements	1,388	635
Furniture and fixtures	436	176
Construction-in-progress	3,590	2
Total	8,756	3,263
Less accumulated depreciation	(1,654)	(1,203)
Property and equipment, net	$7,102	$2,060
Depreciation expense was recorded in the statements of operations and comprehensive (loss) income as follows (in thousands):

	Years Ended December 31,
	2020	2019
Cost of sales	$341	$277
Research and development	31	7
Selling, general and administrative	100	70
Total	$472	$354

CASTLE BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

5. Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2020	2019
Accrued service fees	$1,891	$1,162
Employee stock purchase plan contributions	536	218
Deferred employer payroll tax liability	276	—
Accrued royalties	151	169
Accrued state taxes	62	79
Accrued interest	—	184
Other	139	—
Total	$3,055	$1,812
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

CASTLE BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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

(1)The Q1 2019 Notes were issued on January 31, 2019, February 12, 2019 and February 27, 2019.
Amortization of discounts and issuance costs on the Q1 2019 Notes totaled $1,216,000 for the year ended December 31, 2019, and were included in interest expense.
The amounts recognized in net income for the year ended December 31, 2019 for the embedded derivative liability are as follows (in thousands):

		(Loss) Recognized in Net Income
	Statement of Operations and Comprehensive (Loss) Income Location	Year Ended December 31, 2019
Derivatives Not Classified as Hedging Instruments
Embedded derivative in convertible promissory notes	Other expense, net	$(237)

July 2019 Note
On July 12, 2019, the Company issued an unsecured convertible promissory note having a principal amount of $10,000,000 (the ‘‘July 2019 Note’’) to an investor. The July 2019 Note bore simple interest at a rate of 8% per annum and had an original maturity date of June 30, 2020. The IPO triggered an automatic conversion feature of the July 2019 Note under which the outstanding principal amount plus accrued interest converted into 707,032 shares of common stock in connection with the

CASTLE BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

closing of the IPO on July 29, 2019, based on a price derived from a valuation calculated pursuant to the terms of the July 2019 Note. In connection with the July 2019 Note issuance, the Company issued the purchaser of the July 2019 Note a warrant to purchase up to 209,243 shares of common stock at an exercise price of approximately $0.001 per share (the “July 2019 Warrant”).
The Company elected to account for the July 2019 Note under the fair value option in accordance with ASC 825, Financial Instruments. Absent the election of the fair value option, there were several embedded features of the July 2019 Note which would have required separate accounting as an embedded derivative. Given the complexity of these features and the short time period the July 2019 Note was actually outstanding, the Company elected the fair value option to simplify the accounting for the July 2019 Note. Under the fair value option, changes in fair value are recorded in the statements of operations and comprehensive (loss) income each period as “Other expense, net.”
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
7. Long-Term Debt
The Company’s long-term debt balances are presented in the table below (in thousands):

	As of December 31,
	2020	2019
Term debt	$—	$26,688
Unamortized discount and issuance costs	—	(1,566)
Total long-term debt	—	25,122
Less: Current portion of long-term debt	—	(5,833)
Total long-term debt, less current portion	$—	$19,289
On November 30, 2018, the Company entered into a Loan and Security Agreement (the ‘‘2018 LSA’’), with Oxford Finance LLC (‘‘Oxford’’), as collateral agent, and Oxford and Silicon Valley Bank as equal syndicated lenders. The 2018 LSA provided for a $20.0 million secured term loan credit facility (the ‘‘Term Loan’’) and a credit line of up to $5.0 million, prior to amendment of the 2018 LSA on June 13, 2019, as discussed below. The Company’s obligations under the 2018 LSA were secured by substantially all of its assets, excluding intellectual property and subject to certain other exceptions and limitations. In addition, the 2018 LSA contained customary conditions of borrowing, events of default and covenants.
On June 13, 2019, the Company entered into an amendment to the 2018 LSA (the “First Amendment”), which, among other things eliminated the $5.0 million revolving line and increased the Term Loan by $5.0 million and amended a financial covenant requiring the Company to achieve certain revenue targets. The First Amendment was accounted for as a modification of the 2018 LSA, and therefore no extinguishment gain or loss was recognized.
The Term Loan bore interest, payable monthly in arrears, at a floating rate equal to the greater of (1) 8.55% and (2) the 30-day U.S. LIBOR rate as reported in the Wall Street Journal on the last business day of the month that precedes the month in which the interest will accrue, plus 6.48%. The applicable interest rate on the Term Loan was 8.55% at December 31, 2019. The Company was permitted to make interest-only payments on the Term Loan for the 18 months through May 31, 2020. As required, the Company began to repay the term loan in 30 equal monthly installments beginning on June 1, 2020. All unpaid principal and accrued and unpaid interest were to be due on November 1, 2022 (the “Term Loan Maturity Date”). Additionally, the Company was obligated to make an additional final payment of 6.75% of the aggregate original principal amount, or $1,687,500, upon any prepayment or on the Term Loan Maturity Date. The final payment amount was being amortized as additional interest expense using the effective interest method over the term of the debt.
On December 21, 2020, the Company terminated the 2018 LSA and repaid in full all amounts due, which totaled $21.6 million, including the outstanding principal balance, the final payment amount, early termination and prepayment fees and accrued interest. The Company recognized a loss of $1.4 million in connection with the extinguishment of the 2018 LSA, which was

CASTLE BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

attributable to the write off of the unamortized discount and issuance costs of $0.7 million, the early termination fee of $0.5 million and prepayment fees of $0.2 million.
8. Operating Leases
In December 2019, the Company entered into an agreement to lease office space in Friendswood, Texas (the “Friendswood Lease”) to serve as its new headquarters. The Friendswood Lease commenced in December 2020 and has a 60-month term, with an option to renew for one additional five-year period. In addition, the Company leases another facility for office space in Friendswood, Texas on a month-to-month basis.
The Company leases two facilities for office and laboratory space in Phoenix, Arizona. The Company took occupancy of the original facility in April 2016. Pursuant to an amendment in December 2019, the lease term was extended to July 31, 2027. Also in December 2019, the Company entered into a lease of the second facility for clinical and research laboratory purposes as well as general office use. This lease commenced in September 2020 and extends through March 31, 2028. Each of the leases provide the Company with an option to extend their respective term for two additional renewal periods of five years each.
Other leasing arrangements include office equipment and a corporate apartment.
All leases have been classified as operating leases. Rent expense is recognized on a straight-line basis over the term of the leases.
Future non-cancellable commitments under all operating leases are as follows (in thousands):

Years Ending December 31,
2021	$1,164
2022	1,148
2023	1,142
2024	1,154
2025	1,119
Thereafter	1,037
$6,764
Rent expense was $548,000 and $395,000 for the years ended December 31, 2020 and 2019, respectively.
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

CASTLE BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The table below provides information (in thousands), by level within the fair value hierarchy, of the Company’s financial assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2020 and 2019 in thousands):

	As of December 31, 2020
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds(1)	$409,480	$—	$—	$409,480

	As of December 31, 2019
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds(1)	$98,389	$—	$—	$98,389

(1) Classified as “Cash and cash equivalents” in the balance sheets.

There were no Level 3 fair value measurements as of December 31, 2020 and 2019. The following table discloses the summary of changes in the fair value of the Level 3 fair value measurements during the year ended December 31, 2019 (in thousands):

	Preferred stock warrant liability	Embedded derivative liability in the Q1 2019 Notes	The July 2019 Note
Balance, January 1, 2019	$1,194	$—	$—
Issuance of convertible promissory notes	—	2,816	9,236
Change in fair value included in net income	619	237	2,077
Extinguishment of convertible promissory notes and exercise of warrants	(68)	(3,053)	(11,313)
Reclassification of preferred stock warrant liability to stockholders’ equity	(1,745)	—	—
Balance, December 31, 2019	$—	$—	$—
The changes in fair value of the preferred stock warrant liability, the embedded derivative liability and the July 2019 Note were recorded as ‘‘Other expense, net’’ in the statements of operations and comprehensive (loss) income.
The fair value of the warrants to purchase shares of redeemable convertible preferred stock was estimated by management using the Black-Scholes option pricing model. In connection with the IPO, all outstanding preferred stock warrants became exercisable for shares of common stock. The Company recorded a final fair value adjustment on the preferred stock warrant liability as of immediately prior to the closing of the IPO based on the IPO price of $16.00 per share. The preferred stock warrant liability was then reclassified to stockholders’ equity and no additional fair value adjustments were subsequently recorded.
Certain features of the Q1 2019 Notes were determined to be an embedded derivative requiring bifurcation and separate accounting, as discussed in Note 6. The fair value of the embedded derivative was determined based on a probability-weighted income approach discounted at an interest rate that was consistent with the appropriate market interest rate (ranging from 8.93% to 11.40%) considering management’s estimates of the probability of the possible settlement outcomes. At inception of the Q1 2019 Notes, management assessed the probability of the occurrence of the Next Equity Financing at 90%. The final fair value adjustment was based upon the actual settlement of the Q1 2019 Notes in connection with the IPO.

CASTLE BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The Company elected the fair value option for the July 2019 Note, as discussed in Note 6. The change in fair value recorded for the July 2019 Note represents the difference between the net proceeds received and the fair value of the shares issued upon conversion of the July 2019 Note in connection with the IPO, valued at the IPO price of $16.00 per share.
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
11. Convertible Preferred Stock and Preferred Stock Warrants
Convertible Preferred Stock
In connection with the IPO, on July 29, 2019, all outstanding shares of the Company’s convertible preferred stock automatically converted into shares of common stock at a rate of one common share for each 1.219 shares of convertible preferred stock. The Company’s convertible preferred stock was classified outside of stockholders’ equity in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities. The preferred stock was contingently redeemable upon events that are outside of the Company’s control including liquidation, sale, or transfer of control of the Company. The Company had determined not to adjust the carrying values of the convertible preferred stock to liquidation preferences of such shares because of the uncertainty of whether or when such events would occur. Further, except for Series C preferred stock, the preferred stock was redeemable upon the majority vote of specified holders of the preferred stock.
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
Any discount to the original issue price was being accreted with a charge to additional paid-in capital over the period through the earliest date the redeemable convertible preferred stock could become redeemable. Any unpaid cumulative accruing dividends would have been payable upon a liquidation event or a deemed liquidation event, but were not recorded in the financial statements since such events did not become probable of occurring.
Preferred Stock Warrant Liabilities
The Company previously issued warrants to purchase shares of its convertible preferred stock. The warrants provided the holder the option to purchase a specified number of shares of a particular series of the Company’s convertible preferred stock for a specified price. The holder was permitted to exercise the warrant in cash or exercise pursuant to a cashless exercise whereby a calculated number of shares would be withheld upon exercise to satisfy the cost of the exercise.
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
In accordance with ASC 480-10, Distinguishing Liabilities from Equity, the Company accounted for preferred stock warrants outstanding as a liability at fair value and adjusted the instruments to fair value at each reporting period. This liability was subject to re-measurement at each balance sheet date until exercised, and any change in fair value was recognized in the Company’s statements of operations and comprehensive (loss) income as other income (expense), net.
In connection with the preferred stock warrants becoming exercisable for common stock, the Company reclassified the preferred stock warrant liability balance to additional paid-in capital effective July 29, 2019 due to meeting the criteria under U.S. GAAP for classification in stockholders’ equity. See Note 12 for additional information on common stock warrants.
12. Stockholders’ Equity
Capital Stock
The Company’s Amended and Restated Certificate of Incorporation, dated July 29, 2019, authorizes the Company to issue up to 200,000,000 shares of common stock with a par value of $0.001 per share. The Company is also authorized to issue up to

CASTLE BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

10,000,000 shares of preferred stock with a par value of $0.001 per share. No dividends were declared or paid during the years ended December 31, 2020 or 2019.
On July 11, 2019, the Company effected a 1-for-1.219 reverse stock split of its common stock. The par value and the authorized number of shares of the common stock were not affected by the reverse stock split. The reverse stock split resulted in an adjustment to the preferred stock conversion prices to reflect a proportional decrease in the number of shares of common stock to be issued upon conversion. The accompanying financial statements and notes to the financial statements give retroactive effect to the reverse stock split.
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
On December 18, 2020, the Company issued and sold 4,600,000 shares of its common stock in a follow-on public offering, including 600,000 shares associated with the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $58.00 per share. The Company received $250.5 million in aggregate net proceeds, after deducting underwriting discounts and commissions and offering costs (excluding $0.4 million in offering costs that were incurred but not paid as of December 31, 2020).
Common Stock Warrants
The Company issued an aggregate of 51,238 shares, 209,238 shares and 31,814 shares of common stock on November 29, 2019, December 11, 2020 and December 29, 2020, respectively, pursuant to net exercises by the holders of common stock warrants outstanding. In accordance with the net exercise provisions of the warrants, shares of common stock were withheld to satisfy the cost of these exercises.
There were no common stock warrants outstanding as of December 31, 2020. Information about common stock warrants outstanding as of December 31, 2019 is presented in the table below:

	As of December 31, 2019
Expiration date	Number of shares	Exercise price
July 12, 2026	209,243	$0.001
March 31, 2027	26,428	$7.10
November 30, 2028	8,809	$7.10
Total	244,480

The common stock warrants were classified as stockholders’ equity and no adjustments were recorded for changes in fair value.
13. Stock Incentive Plans and Stock-Based Compensation
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

CASTLE BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
On July 24, 2019, the 2019 Plan became effective. The 2019 Plan authorized 1,931,020 new shares plus the number of shares (not to exceed 1,976,756 shares) that remained available under the 2018 Stock Plan at the time the 2019 Plan became effective and any shares underlying outstanding stock awards granted under the 2018 Plan and 2008 Stock Plan that expire or are repurchased, forfeited, cancelled or withheld. The 2019 Plan provides for automatic annual increases in the number of shares of common stock reserved for issuance, which resulted in 856,545 additional shares becoming available effective January 1, 2020.
As of December 31, 2020, 366,452 shares remained available for grant under the 2019 Plan. On January 1, 2021, an additional 1,240,624 shares became available under the 2019 Plan pursuant to an automatic annual increase.
Stock Options
Stock option activity under the Company’s stock plans for the years ended December 31, 2020 and 2019 is set forth below:

		Weighted-Average
	Stock Options Outstanding	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 1, 2019	1,659,596	$1.99
Granted	1,711,325	19.41
Exercised	(693,127)	1.70
Forfeited/Cancelled	(39,828)	6.36
Balance as of December 31, 2019	2,637,966	$13.30
Granted	1,286,065	49.63
Exercised	(460,207)	3.53
Forfeited/Cancelled	(94,322)	27.51
Balance as of December 31, 2020	3,369,502	$28.11	8.72	$131,525
Exercisable at December 31, 2020(1)	824,128	$10.67	7.54	$46,546

(1)Vested and exercisable options. Additionally, outstanding unvested options to purchase an aggregate of 68,150 shares of common stock with a weighted-average exercise price of $2.39 per share may be exercised prior to vesting as of December 31, 2020 under early-exercise provisions. In the event of such exercise, the shares obtained upon exercise would be restricted and subject to forfeiture prior to vesting. No such early exercises have occurred as of December 31, 2020.

CASTLE BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Restricted Stock Units
RSUs represent the right to receive shares of the Company’s common stock at a specified future date, subject to vesting. The Company’s RSUs generally vest annually from the grant date in four equal installments subject to the holder’s continued service with the Company. The Company issues new shares to satisfy RSUs upon vesting.
The following table summarizes the Company’s RSU activity for the year ended December 31, 2020:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2019	—	$—
Granted	161,477	59.16
Vested	—	—
Forfeited/Cancelled	—	—
Balance as of December 31, 2020	161,477	$59.16
Employee Stock Purchase Plan
The ESPP became effective July 24, 2019. The ESPP provides for automatic annual increases in the number of shares of common stock reserved for issuance, which resulted in 171,309 additional shares becoming available effective January 1, 2020. On February 28, 2020 and August 31, 2020 the Company issued 39,987 and 41,467 shares, respectively, of its common stock pursuant to scheduled purchases under the ESPP. As of December 31, 2020, 501,790 shares of common stock are reserved for future issuance under the ESPP. On January 1, 2021, an additional 248,124 shares became available under the ESPP pursuant to an automatic annual increase.
The Company commenced a series of offerings under the ESPP on October 1, 2019. The initial offering began October 1, 2019, ends on August 31, 2021 (unless terminated earlier, as described below) and consists of four purchase periods. The purchase periods end on the last trading day of February and August 31 of each year. Eligible employees who enroll in the initial offering or any subsequent offering will be able to purchase shares of the Company’s common stock at a discount through payroll deductions, subject to certain limitations. The purchase price of the shares of common stock is the lesser of (i) 85% of the fair market value of such shares on the offering date and (ii) 85% of the fair market value of such shares on the purchase date. Following the commencement of the initial offering, new 24-month offerings, each with four six-month purchase periods, automatically begin approximately every six months. Offerings are concurrent, but in the event the fair market value of a share of common stock on the first day of any purchase period during an offering (the “New Offering”) is less than or equal to the fair market value of a share of common stock on the offering date for an ongoing offering (the “Ongoing Offering”), then the Ongoing Offering terminates immediately following the purchase of shares on the purchase date immediately preceding the New Offering and the participants in the terminated Ongoing Offering are automatically enrolled in the New Offering. In such case, the Company would account for this event as a modification of the Ongoing Offering. Notwithstanding the above, the Company’s Board of Directors (or an authorized committee thereof) may modify the terms of or suspend any future offerings prior to their commencement. As of December 31, 2020, there were three offerings outstanding under the ESPP. The Company issues new shares for purchases of stock made pursuant to the ESPP.
Determining Fair Value - Summary of Assumptions
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options and purchase rights granted under the ESPP at the date of grant, start of the offering or other relevant measurement date. Following is a description of the significant assumptions used in the option pricing model:
•Expected term. The expected term is the period of time that granted options are expected to be outstanding. For stock options, the Company has set the expected term using the simplified method based on the weighted average of both the period to vesting and the period to maturity for each option, as the Company has concluded that its stock option exercise history does not provide a reasonable basis upon which to estimate the expected term. For the ESPP, the expected term is the period of time from the offering date to the purchase date.
•Expected volatility. Because of the limited period of time the Company’s stock has been traded in an active market, the Company calculates volatility by using the historical stock price volatility of a group of similar companies looking back over the estimated life of the option or the ESPP purchase right and averaging the volatilities of these companies.

CASTLE BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

•Risk-free interest rate. The Company bases the risk-free interest rate used in the Black-Scholes valuation model on the market yield in effect at the time of option grant and at the offering date for the ESPP, provided from the Federal Reserve Board’s Statistical Releases and historical publications from the Treasury constant maturities rates for the equivalent remaining terms.
•Dividend yield. The Company has not paid, and does not have plans to pay, cash dividends. Therefore, the Company use an expected dividend yield of zero in the Black-Scholes option valuation model.
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
The Company uses the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or any other measurement date. The following table sets forth the assumptions used to determine the fair value of stock options:

	Years Ended December 31,
	2020	2019
Average expected term (years)	6	6
Expected stock price volatility	59.57% - 67.02%	56.74%- 60.17%
Risk-free interest rate	0.28% - 1.76%	1.63% - 2.47%
Dividend yield	—%	—%

The following table sets forth assumptions used to determine the fair value of the purchase rights issued under the ESPP:

	Years Ended December 31,
	2020	2019
Average expected term (years)	1.2	1.2
Expected stock price volatility	56.80% - 100.49%	61.12% - 68.89%
Risk-free interest rate	0.12% - 0.95%	1.56% - 1.80%
Dividend yield	—%	—%
The Company uses the closing price of its common stock on the date of grant to determine the fair value of RSUs.
Stock-Based Compensation Expense
Stock-based compensation expense is included in the statements of operations and comprehensive (loss) income as follows (in thousands):

	Years Ended December 31,
	2020	2019
Cost of sales	$1,049	$170
Research and development	1,492	165
Selling, general and administrative	5,768	914
Total stock-based compensation expense	$8,309	$1,249
For the years ended December 31, 2020 and 2019, the weighted-average grant date fair value of stock options was $28.95 and $10.89 per option, respectively, and the weighted-average grant date fair value of the purchase rights granted under the ESPP was $17.43 and $7.32 per share, respectively. As of December 31, 2020, the total unrecognized stock-based compensation cost related to outstanding awards was $57,120,000, which is expected to be recognized on a straight-line basis over a weighted-average period of 3.4 years. The total unrecognized compensation cost will be adjusted for forfeitures in future periods as they occur. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2020 and 2019 was $18,377,000 and $5,151,000, respectively. The aggregate intrinsic value of shares issued under the ESPP was $1,797,000

CASTLE BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

during the year ended December 31, 2020. There were no shares issued under the ESPP during the year ended December 31, 2019. No tax benefits related to stock-based compensation were recorded in the statements of operations and comprehensive (loss) income during the years ended December 31, 2020 and 2019 due to the valuation allowance on net deferred tax assets.
14. Income Taxes
The components of income tax expense are as follows (in thousands):

	Years Ended December 31,
	2020	2019
Current tax expense
U.S. Federal	$—	$—
State and local	84	72
Total current	84	72
Deferred tax expense
U.S. Federal	—	—
State and local	—	—
Total deferred	—	—
Total income tax expense	$84	$72
The differences between income taxes expected at the U.S. federal statutory rate (21%) and the reported income tax expense are summarized as follows (in thousands):

	Years Ended December 31,
	2020	2019
Pre-tax (loss) income	$(10,200)	$5,349

U.S. federal taxes at statutory rate	(2,142)	1,123
State income taxes	(311)	958
Mark-to-market losses	—	566
Non-deductible meals	235	224
Convertible debt interest	—	95
Research and development (“R&D”) tax credit	(703)	(251)
Change in valuation allowance	2,784	(2,747)
Stock-based compensation	(781)	65
Non-deductible officers’ compensation	963	—
Other	39	39
Total income tax expense	$84	$72

CASTLE BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating loss (“NOL”) carryforwards	$13,720	$14,077
Accounts payable	—	456
Accrued liabilities	2,730	1,817
R&D tax credit	1,777	993
Intangible assets	46	50
Stock-based compensation	761	127
Charitable contributions	—	2
Total deferred tax assets	19,034	17,522
Less valuation allowance	(15,204)	(12,420)
Deferred tax assets, net	$3,830	$5,102
Deferred tax liabilities:
Accounts receivable	$—	$(3,796)
Prepaid expenses	(289)	(757)
Property and equipment	(776)	(246)
Section 481(a) adjustment (cash to accrual)	(2,765)	(303)
Total deferred tax liabilities	(3,830)	(5,102)
Net deferred tax asset (liability)	$—	$—
At December 31, 2020, the Company had NOL carryforwards for federal income tax purposes of approximately $55,851,000 of which $41,958,000 will begin to expire in 2033 if not utilized to offset taxable income, and $13,893,000 may be carried forward indefinitely. Future changes in ownership, as defined by Section 382 of the IRC, could limit the amount of NOL carryforwards used in any one year. Also, as of December 31, 2020, the Company had state net operating loss carryforwards of approximately $41,551,000, which begin to expire in 2028 if not utilized to offset state taxable income.
In general, under Section 382 and 383 of the IRC, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and certain tax credits, to offset future taxable income and tax. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders changes by more than 50 percentage points over such stockholders’ lowest percentage of ownership during the testing period (generally three years). The Company performed a Section 382 analysis from inception through the year ended December 31, 2020 and concluded the Company had experienced an ownership change in 2011, 2014 and 2020. These changes in ownership did not result in the expiration of any NOLs or R&D credits. However, future changes in ownership may further limit the ability of the Company to utilize its NOL carryforwards and R&D tax credit carryforwards.
At December 31, 2020 and 2019, the Company placed a valuation allowance of $15,204,000 and $12,420,000, respectively, against the entirety of its net deferred tax asset balance, as the Company has not determined that it is more likely than not to be realized.
The Company assessed whether it had any significant uncertain tax positions related to open tax years and concluded there were none. Accordingly, no reserve for uncertain tax positions has been recorded as of December 31, 2020 and 2019. The Company is generally no longer subject to tax examinations for U.S. federal income tax purposes for fiscal years prior to 2017 and fiscal years prior to 2015 for multiple state jurisdictions. However, since the Company has been in an NOL position since 2008, the Company’s 2008 to 2016 federal tax returns and its 2008 to 2014 state tax returns are potentially subject to examination adjustments to the extent of those NOL carryforwards.

CASTLE BIOSCIENCES, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

15. Selected Quarterly Financial Data (Unaudited)
The following is a summary of selected unaudited quarterly financial data for the years ended December 31, 2020 and 2019 (in thousands, except per share data):

	Year Ended December 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net revenues	$17,418	$12,715	$15,217	$17,299	$62,649
Gross margin	$15,027	$10,569	$12,742	$14,626	$52,964
Net income (loss)(1)	$570	$(1,376)	$(4,589)	$(4,889)	$(10,284)
Net income (loss) attributable to common stockholders(1)	$570	$(1,376)	$(4,589)	$(4,889)	$(10,284)
Earnings (loss) per share(3):
Basic	$0.03	$(0.08)	$(0.23)	$(0.23)	$(0.54)
Diluted	$0.03	$(0.08)	$(0.23)	$(0.23)	$(0.54)

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net revenues	$8,717	$10,739	$14,774	$17,635	$51,865
Gross margin	$7,119	$8,746	$13,066	$15,624	$44,555
Net (loss) income(2)	$(1,358)	$(1,269)	$5,849	$2,055	$5,277
Net (loss) income attributable to common stockholders(2)	$(2,342)	$(2,265)	$5,543	$2,055	$2,991
(Loss) Earnings per share(3):
Basic	$(1.22)	$(1.05)	$0.43	$0.12	$0.35
Diluted	$(1.22)	$(1.05)	$0.05	$0.11	$(0.21)

(1)    For the second, third and fourth quarters of 2020, includes other operating income (loss) of $1.9 million, ($1.9 million) and $1.9 million, respectively, associated with CARES Act provider relief funds, as discussed in Note 2 to the financial statements. For the fourth quarter of 2020, includes a loss on extinguishment of debt of $1.4 million.
(2)    For the third quarter of 2019, includes a gain on extinguishment of debt of $5.2 million.
(3)    Basic and diluted (loss) earnings per share are computed independently for each quarterly and annual period presented. Therefore, the sum of the quarterly basic and diluted (loss) earnings per share amounts may not equal annual basic and diluted (loss) earnings per share.