Form 10-Q
period 2021-03-31
CASTLE BIOSCIENCES INC
filed 2021-05-10
CIK 1447362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to  _________

Commission File Number: 001-38984

CASTLE BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0701774
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 S. Friendswood Drive, Suite 401, Friendswood, Texas	77546
(Address of principal executive offices)	(Zip Code)
(866) 788-9007
(Registrant’s telephone number, including area code)

820 S. Friendswood Drive, Suite 201
Friendswood, Texas 77546
(Former name or former address, if changed since last report.)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2021, there were 25,056,411 shares of common stock, $0.001 par value per share, issued and outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

CASTLE BIOSCIENCES, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$406,981	$409,852
Accounts receivable, net	14,292	12,759
Inventory	2,310	2,217
Prepaid expenses and other current assets	3,087	4,766
Total current assets	426,670	429,594
Long-term accounts receivable, net	1,121	1,096
Property and equipment, net	7,780	7,102
Other assets – long-term	1,761	1,536
Total assets	$437,332	$439,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,172	$2,098
Accrued compensation	5,208	9,108
Medicare advance payment	8,178	6,615
Other accrued liabilities	2,020	3,055
Total current liabilities	17,578	20,876
Noncurrent portion of Medicare advance payment	172	1,735
Deferred rent and other liabilities	995	1,026
Total liabilities	18,745	23,637
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of March 31, 2021 and December 31, 2020; no shares issued and outstanding as of March 31, 2021 and December 31, 2020.	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 25,054,513 and 24,812,487 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.	25	25
Additional paid-in capital	485,338	478,162
Accumulated deficit	(66,776)	(62,496)
Total stockholders’ equity	418,587	415,691
Total liabilities and stockholders’ equity	$437,332	$439,328

The accompanying notes are an integral part of these unaudited condensed financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
NET REVENUES	$22,813	$17,418
COST OF SALES	3,028	2,391
Gross margin	19,785	15,027
OPERATING EXPENSES
Research and development	5,908	2,913
Selling, general and administrative	18,161	11,078
Total operating expenses	24,069	13,991
Operating (loss) income	(4,284)	1,036
Interest income	4	298
Interest expense	—	(764)
(Loss) income before income taxes	(4,280)	570
Income tax expense	—	—
Net (loss) income and comprehensive (loss) income	$(4,280)	$570

(Loss) earnings per share:
Basic	$(0.17)	$0.03
Diluted	$(0.17)	$0.03

Weighted-average shares outstanding:
Basic	24,912	17,372
Diluted	24,912	18,734

The accompanying notes are an integral part of these unaudited condensed financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2020	—	$—	17,130,907	$17	$137,308	$(52,212)	$85,113
Stock compensation expense	—	—	—	—	1,577	—	1,577
Exercise of common stock options	—	—	32,602	—	71	—	71
Issuance of common stock under the employee stock purchase plan	—	—	39,987	—	603	—	603
Net loss	—	—	—	—	—	570	570
BALANCE, MARCH 31, 2020	—	$—	17,203,496	$17	$139,559	$(51,642)	$87,934

BALANCE, JANUARY 1, 2021	—	$—	24,812,487	$25	$478,162	$(62,496)	$415,691
Stock compensation expense	—	—	—	—	4,913	—	4,913
Exercise of common stock options	—	—	171,315	—	991	—	991
Issuance of common stock under the employee stock purchase plan	—	—	70,711	—	1,233	—	1,233
Public offering of common stock, adjustment to offering costs	—	—	—	—	39	—	39
Net loss	—	—	—	—	—	(4,280)	(4,280)
BALANCE, MARCH 31, 2021	—	$—	25,054,513	$25	$485,338	$(66,776)	$418,587

The accompanying notes are an integral part of these unaudited condensed financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net (loss) income	$(4,280)	$570
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	233	91
Stock compensation expense	4,913	1,577
Amortization of debt discounts and issuance costs	—	224
Other	33	—
Change in operating assets and liabilities:
Accounts receivable	(1,558)	161
Prepaid expenses and other current assets	1,679	(129)
Inventory	(93)	19
Other assets	(225)	(77)
Accounts payable	(40)	56
Accrued compensation	(3,899)	(2,645)
Other accrued liabilities	(330)	(96)
Deferred rent and other liabilities	(64)	(2)
Net cash used in operating activities	(3,631)	(251)

INVESTING ACTIVITIES
Purchases of property and equipment	(750)	(500)
Net cash used in investing activities	(750)	(500)

FINANCING ACTIVITIES
Payment of common stock offering costs	(336)	—
Proceeds from exercise of common stock options	991	71
Proceeds from contributions to the employee stock purchase plan	855	488
Net cash provided by financing activities	1,510	559

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,871)	(192)
Beginning of period	409,852	98,845
End of period	$406,981	$98,653

DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued purchases of property and equipment	$220	$270

The accompanying notes are an integral part of these unaudited condensed financial statements.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization and Description of Business
Castle Biosciences, Inc. (the ‘‘Company’’, “we”, “us”, or “our”) was incorporated in the state of Delaware on September 12, 2007. We are a commercial-stage dermatological cancer company focused on providing physicians and their patients with personalized, clinically actionable genomic information to make more accurate treatment decisions. We are based in Friendswood, Texas (a suburb of Houston, Texas) and our laboratory operations are conducted at our facilities located in Phoenix, Arizona.
Impact of COVID-19 Pandemic
Since the COVID-19 pandemic began in March 2020, we have maintained uninterrupted business operations with normal turnaround times for delivery of test reports, but have experienced declines in test report volume, which we believe is linked to delays and/or cancellations in patient visits in response to COVID-19, resulting in reduced diagnostic biopsies and thus reduced diagnoses of cutaneous melanoma. The extent to which COVID-19 may further impact our business, results of operations, financial condition and cash flows will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

2. Summary of Significant Accounting Policies
Basis of Presentation
Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’). We have no subsidiaries and all operations are conducted by us.
Unaudited Interim Financial Information
The accompanying condensed balance sheet as of March 31, 2021; the condensed statements of operations and comprehensive (loss) income, the condensed statements of stockholders’ equity for the three months ended March 31, 2021 and 2020; and the condensed statements of cash flows for the three months ended March 31, 2021 and 2020 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our financial position as of March 31, 2021 and the results of our operations and our cash flows for the three months ended March 31, 2021 and 2020. The financial data and other information disclosed in these notes related to the three months ended March 31, 2021 and 2020 are also unaudited. The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. The balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim financial statements. These financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 11, 2021.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates include revenue recognition, the valuation of stock-based compensation, assessing future tax exposure and the realization of deferred tax assets, the useful lives and recoverability of property and equipment, and contingent liabilities. We base these estimates on historical and anticipated results, trends, and various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and assumptions. We have considered the potential impact of the COVID-19 pandemic on our estimates and assumptions. The extent to which the COVID-19 pandemic may impact our estimates in future periods is uncertain and subject to change.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Cash and Cash Equivalents including Concentrations of Credit Risk
Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. Our cash equivalents consist of money market funds, which are not insured by the Federal Deposit Insurance Corporation (“FDIC”), that are primarily invested in short-term U.S. government obligations. Cash deposits at financial institutions may exceed the amount of insurance provided by the FDIC. Management believes that we are not exposed to significant credit risk on our cash deposits due to the financial position of the institutions in which deposits are held. We have not experienced any losses on our cash or cash equivalents.
Revenue Recognition
Revenue is recognized in accordance with Financial Accounting Standards Board (‘‘FASB’’) Accounting Standards Codification (‘‘ASC’’) Topic 606, Revenue from Contracts with Customers (‘‘ASC 606’’). In accordance with ASC 606, we follow a five-step process to recognize revenues: (1) identify the contract with the customer, (2) identify the performance obligations, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations and (5) recognize revenues when the performance obligations are satisfied. We have determined that we have a contract with the patient when the treating clinician orders the test. Our contracts generally contain a single performance obligation, which is the delivery of the test report, and we satisfy our performance obligation at a point in time upon the delivery of the test report to the treating physician, at which point we can bill for the report. The amount of revenue recognized reflects the amount of consideration to which we expect to be entitled, or the transaction price, and considers the effects of variable consideration. See Note 3 for further details.
Accounts Receivable and Allowance for Doubtful Accounts
We classify accounts receivable balances that are expected to be paid more than one year from the balance sheet date as non-current assets. The estimated timing of payment utilized as a basis for classification as non-current is determined by analyses of historical payor-specific payment experience, adjusted for known factors that are expected to change the timing of future payments.
We accrue an allowance for doubtful accounts against our accounts receivable when it is probable that an account is not collectible, based on write off history, credit risk of specific accounts, aging analysis and other information available on specific accounts. We generally do not perform evaluations of customers’ financial condition and generally do not require collateral. Accounts receivable are written off when all efforts to collect the balance have been exhausted. Historically, our bad debt expense has not been significant. The allowance for doubtful accounts was zero as of March 31, 2021, and December 31, 2020. Adjustments for implicit price concessions attributable to variable consideration, as discussed above, are incorporated into the measurement of the accounts receivable balances and are not part of the allowance for doubtful accounts.
Accrued Compensation
We accrue for liabilities under discretionary employee and executive bonus plans. These estimated compensation liabilities are based on progress against corporate objectives approved by our board of directors, compensation levels of eligible individuals, and target bonus percentage levels. The board of directors reviews and evaluates the performance against these objectives and ultimately determines what discretionary payments are made. We also accrue for liabilities under employee sales incentive bonus plans with accruals based on performance achieved to date compared to established targets. As of March 31, 2021 and December 31, 2020, we accrued $2,664,000 and $7,175,000, respectively, for liabilities associated with these bonus plans. These amounts are classified as current or noncurrent accrued liabilities in the balance sheets based on the expected timing of payment.
Comprehensive (Loss) Income
Comprehensive (loss) income is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. Our comprehensive (loss) income was the same as our reported net (loss) income for all periods presented.
Accounting Pronouncements Yet to be Adopted
In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes FASB ASC Topic 840, Leases, and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach,

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method for finance leases or on a straight-line basis over the term of the lease for operating leases. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. For companies that are not emerging growth companies (‘‘EGCs’’), ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. For EGCs, the ASU was to be effective for fiscal years beginning after December 15, 2019. However, in November 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates (“ASU 2019-10”), which included a one-year deferral of the effective date of ASU 2016-02 for certain entities. In June 2020, the FASB issued ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, which further defers the effective date for certain entities. As a result, the ASU is now effective for EGCs for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. If we maintain EGC status, we will adopt the new standard in the fourth quarter of 2022 using the modified retrospective method, under which we will apply Topic 842 to existing and new leases as of January 1, 2022, but prior periods will not be restated and will continue to be reported under Topic 840 guidance in effect during those periods. We anticipate that the adoption will not have a material impact on our statements of operations and comprehensive (loss) income or our statements of cash flows but expect to recognize right-of-use assets and liabilities for lease obligations associated with our operating leases.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (“ASU 2016-13”), which requires the measurement of expected credit losses for financial instruments carried at amortized cost, such as accounts receivable, held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financing Instruments—Credit Losses, which included an amendment of the effective date for nonpublic entities. For non-EGCs, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. For EGCs, the standard was to be effective for fiscal years beginning after December 15, 2021. However, in November 2019, the FASB issued ASU 2019-10, which included a one-year deferral of the effective date of ASU 2016-13 for certain entities. As a result, ASU is now effective for EGCs for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We do not currently believe the adoption of this standard will have a significant impact on our financial statements, given our history of minimal bad debt expense relating to trade accounts receivable.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions to the general principles in Topic 740 and simplifies other areas of the existing guidance. For non-EGCs, ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For EGCs, the standard is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. We are currently evaluating the impact of ASU 2019-12 on our financial statements.
If the market value of our common stock held by non-affiliates exceeds $700.0 million as of June 30, 2021, we will cease to be an emerging growth company effective December 31, 2021. If that occurs, we will be required to apply the non-EGC effective dates in adopting accounting pronouncements that qualify for delayed adoption by EGCs, including the accounting pronouncements discussed above.

3. Revenue
All of our revenues from contracts with customers are associated with the provision of diagnostic and prognostic cancer testing services. Most of our revenues are attributable to DecisionDx®-Melanoma for cutaneous melanoma. We also provide a test for uveal melanoma, DecisionDx®-UM. We launched a test for patients with squamous cell carcinoma, DecisionDx®-SCC in August 2020 and launched a test for use in patients with suspicious pigmented lesions, DecisionDx® DiffDx™-Melanoma in November 2020. Information on the disaggregation of revenues by our significant third-party payors is included under Payor Concentration below.
Once we satisfy our performance obligations and bill for the service, the timing of the collection of payments may vary based on the payment practices of the third-party payor and the existence of contractually established reimbursement rates. Most of the payments for our services are made by third-party payors, including Medicare and commercial health insurance carriers.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Certain contracts contain a contractual commitment of a reimbursement rate that differs from our list prices. However, absent a positive coverage policy, with or without a contractually committed reimbursement rate, with a commercial carrier or governmental program, our diagnostic tests may or may not be paid by these entities. In addition, patients do not enter into direct agreements with us that commit them to pay any portion of the cost of the tests in the event that their insurance provider declines to reimburse us. We may pursue, on a case-by-case basis, reimbursement from such patients in the form of co-payments and co-insurance, in accordance with the contractual obligations that we have with the insurance carrier or health plan. These situations may result in a delay in the collection of payments.
The Medicare claims that are covered by policy under a Local Coverage Determination (‘‘LCD’’) are generally paid at the established rate by our Medicare contractor within 30 days from receipt. Medicare claims that were either submitted to Medicare prior to the LCD coverage commencement date or are not covered by the terms of the LCD but meet the definition of being medically reasonable and necessary pursuant to the controlling Section 1862(a)(1)(A) of the Social Security Act are generally appealed and may ultimately be paid at the first (termed ‘‘redetermination’’), second (termed ‘‘reconsideration’’) or third level of appeal (de novo hearing with an Administrative Law Judge (“ALJ”)). A successful appeal at any of these levels results in payment.
In the absence of LCD coverage or contractually established reimbursements rates, we have concluded that our contracts include variable consideration because the amounts paid by Medicare or commercial health insurance carriers may be paid at less than our standard rates or not paid at all, with such differences considered implicit price concessions. Variable consideration attributable to these price concessions is measured at the expected value using the ‘‘most likely amount’’ method under ASC 606. The amounts are determined by historical average collection rates by test type and payor category taking into consideration the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as the judgment and actions of third parties. Such variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. Variable consideration may be constrained and excluded from the transaction price in situations where there is no contractually agreed upon reimbursement coverage or in the absence of a predictable pattern and history of collectability with a payor. Variable consideration for Medicare claims that are not covered by an LCD, including those claims subject to approval by an ALJ at an appeal hearing, is deemed to be fully constrained due to factors outside our influence (i.e., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. Included in revenues for the three months ended March 31, 2021 and 2020 were $5,335,000 and $3,160,000, respectively, of revenue increases associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods. These amounts include (i) adjustments for actual collections versus estimated amounts and (ii) cash collections and the related recognition of revenue in current period for tests delivered in prior periods due to the release of the constraint on variable consideration.
Because our contracts with customers have an expected duration of one year or less, we have elected the practical expedient in ASC 606 to not disclose information about our remaining performance obligations. Any incremental costs to obtain contracts are recorded as selling, general and administrative expense as incurred due to the short duration of our contracts. Contract balances consisted of accounts receivable (both current and noncurrent) and the Medicare advance payment (discussed further below) as of March 31, 2021 and December 31, 2020.
Medicare Advance Payment
On April 16, 2020, we received an advance payment of $8.3 million (the “Advance Payment”) from the Centers for Medicare & Medicaid Services (“CMS”) under its Accelerated and Advance Payment Program, which was expanded to provide increased cash flow to service providers during the COVID-19 pandemic. We have recorded the Advance Payment as a liability, consisting of both a current and noncurrent portion, on our balance sheet as of March 31, 2021. Recoupment will commence in April 2021 during which the first eleven months CMS will apply 25% of the Medicare payments otherwise owed to us against the balance of the Advance Payment. After that eleven-month period, CMS will recoup at a rate of 50% of the Medicare payments otherwise owed to us for an additional six months. If the Advance Payment is not fully recovered by CMS after this recoupment period, we will be required to repay any remaining balance. As of March 31, 2021, no revenue has been recognized related to any portion of the Advance Payment.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

DecisionDx-Melanoma Claims Consolidation
In June 2017, we submitted to the Office of Medicare Hearings and Appeals (‘‘OMHA’’) a formal request to participate in a program that OMHA developed with the intent of providing appellants a means to have large volumes of claim disputes adjudicated at an accelerated rate. The program consolidates outstanding claims at the ALJ level and uses a statistical-sampling approach where five ALJs will determine reimbursement results for a sample of claims which are then extrapolated to the universe of claims. The consolidation includes 2,698 DecisionDx-Melanoma claims dating from 2013 through spring 2017. Hearings were held in April 2019 with a supplemental hearing in May 2019. On March 12, 2020, OMHA issued a decision denying payment on all claims in the consolidation. We have filed an appeal to the decision, although no ruling on such appeal has been issued to date. In accordance with ASC 606 and consistent with prior periods, we have not recognized (fully constrained the variable consideration) any revenues attributable to these claims in our financial statements pending the outcome of this matter.
Payor Concentration
We rely upon reimbursements from third-party government payors (primarily Medicare) and private-payor insurance companies to collect accounts receivable related to sales of our diagnostic tests.
Our significant third-party payors and their related revenues as a percentage of total revenues and accounts receivable balances are as follows:

	Percentage of Revenues
	Three Months Ended March 31,		Percentage of Accounts Receivable (current)		Percentage of Accounts Receivable (non-current)
	2021	2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Medicare	57%	57%	22%	15%	—%	—%
Medicare Advantage plans	24%	30%	35%	40%	18%	25%
BlueCross BlueShield plans	6%	6%	24%	26%	48%	44%

4. (Loss) Earnings Per Share
Basic (loss) earnings per share is computed by dividing net (loss) income for the period by the weighted-average number of common shares outstanding during the period. Diluted (loss) earnings per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options or purchases under the 2019 Employee Stock Purchase Plan (“ESPP”). The treasury stock method is used to calculate the potential dilutive effect of these common stock equivalents. However, potentially dilutive shares are excluded from the computation of diluted (loss) earnings per share when their effect is antidilutive.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table shows the computation of basic and diluted (loss) earnings per share for the three months ended March 31, 2021 and 2020 (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020

Numerator:
Net (loss) income	$(4,280)	$570

Denominator:
Weighted-average common shares outstanding, basic	24,912	17,372
Assumed exercise of common stock warrants	—	27
Assumed exercise of stock options	—	1,310
Assumed issuance of shares under the ESPP	—	25
Weighted-average common shares outstanding, diluted	24,912	18,734

(Loss) earnings per share:
Basic	$(0.17)	$0.03
Diluted	$(0.17)	$0.03

Due to reporting a net loss for the three months ended March 31, 2021, all potentially dilutive securities are antidilutive and are excluded from the computation of diluted loss per share for such period.
The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in our calculation of diluted (loss) earnings per share for the three months ended March 31, 2021 and 2020 because to do so would be antidilutive (in thousands):

	Three Months Ended March 31,
	2021	2020
Stock options and restricted stock units (“RSUs”)	3,464	955
Employee stock purchase plan	76	14
Total	3,540	969

5. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Leasehold improvements	$4,419	$1,388
Lab equipment	2,136	2,037
Computer equipment	1,809	1,305
Furniture and fixtures	946	436
Construction in progress	357	3,590
Total	9,667	8,756
Less accumulated depreciation	(1,887)	(1,654)
Property and equipment, net	$7,780	$7,102

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Depreciation expense was recorded in the statements of operations and comprehensive (loss) income as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of sales	$102	$66
Research and development	44	2
Selling, general and administrative	87	23
Total	$233	$91

6. Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued service fees	$1,368	$1,891
Deferred employer payroll tax liability	276	276
Employee stock purchase plan contributions	158	536
Accrued royalties	97	151
Accrued state income taxes	62	62
Other	59	139
Total	$2,020	$3,055

7. Fair Value Measurements
The table below provides information, by level within the fair value hierarchy, of our financial assets and financial liabilities that are accounted for at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 (in thousands):

	As of March 31, 2021
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds(1)	$406,422	$—	$—	$406,422

	As of December 31, 2020
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds(1)	$409,480	$—	$—	$409,480

(1)Classified as “Cash and cash equivalents” in the condensed balance sheets.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

8. Commitments and Contingencies
From time to time, we may be involved in legal proceedings arising in the ordinary course of business. We believe there is no threatened litigation or litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

9. Stock Incentive Plans and Stock-Based Compensation
Stock Incentive Plans
Effective January 1, 2021, an additional 1,240,624 shares became available under our 2019 Equity Incentive Plan (the “2019 Plan”) pursuant to an automatic annual increase. As of March 31, 2021, 1,615,096 shares remained available for grant under the 2019 Plan.
Stock Options
Stock option activity under our stock plans for the three months ended March 31, 2021 is set forth below:

		Weighted-Average
	Stock Options Outstanding	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2020	3,369,502	$28.11
Granted	53,908	$75.44
Exercised	(170,484)	$5.67
Forfeited/Cancelled	(74,584)	$24.69
Balance as of March 31, 2021	3,178,342	$30.20	8.56	$122,017
Exercisable at March 31, 2021 (1)	836,184	$13.48	7.54	$45,970

(1)In addition, 53,676 unvested options outstanding at March 31, 2021 may be exercised prior to vesting under an early exercise provision in the stock option award agreement. In the event of such exercise, the shares obtained upon exercise would be restricted and subject to forfeiture prior to vesting. No such exercises have occurred to date.
Restricted Stock Units
The following table summarizes the Company’s RSU activity for the three months ended March 31, 2021:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2020	161,477	$59.16
Granted	15,266	75.33
Vested	—	—
Forfeited/Cancelled	(2,624)	65.10
Balance as of March 31, 2021	174,119	$60.49
Employee Stock Purchase Plan
The ESPP provides for certain automatic increases in the number of shares of common stock reserved for issuance, which resulted in an additional 248,124 shares becoming available under the ESPP effective January 1, 2021. During the three months ended March 31, 2021, we issued 70,711 of common stock pursuant to scheduled purchases under the ESPP. As of March 31, 2021, 679,203 shares remained available for issuance under the ESPP.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Determining Fair Value - Summary of Assumptions
We use the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or any other measurement date. The following table sets forth the assumptions used to determine the fair value of stock options:

	Three Months Ended March 31,
	2021	2020
Average expected term (years)	6	6
Expected stock price volatility	59.87% - 67.68%	59.57% - 60.58%
Risk-free interest rate	0.43% - 1.71%	0.80% - 1.66%
Dividend yield	—%	—%
The following table sets forth assumptions used to determine the fair value of the purchase rights issued under the ESPP:

	Three Months Ended March 31,
	2021	2020
Average expected term (years)	1.3	1.2
Expected stock price volatility	68.43% - 86.50%	56.80% - 63.65%
Risk-free interest rate	0.07% - 0.13%	0.84% - 0.95%
Dividend yield	—%	—%
The fair value of our common stock is also an assumption used to determine the fair value of stock options and purchase rights under the ESPP. The fair value of our common stock is the closing selling price per share of as reported on the Nasdaq Global Market on the date of grant or other relevant determination date.
We use the closing price of our common stock on the date of grant to determine the fair value of RSUs.
Stock-Based Compensation Expense
Stock-based compensation expense related to stock options, RSUs and the ESPP is included in the statements of operations and comprehensive (loss) income as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of sales	$510	$206
Research and development	1,058	234
Selling, general and administrative	3,345	1,137
Total stock-based compensation expense	$4,913	$1,577

For the three months ended March 31, 2021 and 2020, the weighted-average grant date fair value of options granted was $44.83 and $17.32 per option, respectively, and the weighted-average grant date fair value of the purchase rights granted under the ESPP was $39.26 and $12.70 per share, respectively. As of March 31, 2021, the total unrecognized compensation cost related to outstanding awards was $55,441,000, which is expected to be recognized on a straight-line basis over a weighted-average period of 3.3 years. The total unrecognized compensation cost will be adjusted for forfeitures in future periods as they occur.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

10. Subsequent Event
On April 26, 2021, we signed a definitive agreement to acquire all of the equity of Myriad myPath, LLC (“Myriad myPath Laboratory”) from Myriad Genetics for $32.5 million. Myriad myPath Laboratory is a Clinical Laboratory Improvement Amendments of 1988, or CLIA-certified laboratory in Salt Lake City, Utah, where the myPath Melanoma 23-gene expression profile test was developed and is currently offered. We will finance the acquisition with cash and cash equivalents on hand. The transaction is expected to close in late May 2021, subject to customary conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of financial condition and results of operations together with our unaudited condensed financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto as of and for the years ended December 31, 2020 and 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies and Significant Judgments and Estimates, included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission, or the SEC, on March 11, 2021. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Castle Biosciences, Inc.

Forward-Looking Statements
The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning the impacts of COVID-19 on our business, our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements, except as may be required by law.

Overview
We are a commercial-stage dermatological cancer company focused on providing physicians and their patients with personalized, clinically actionable genomic information to make more accurate treatment decisions. We believe that the traditional approach to developing a treatment plan for certain cancers using clinical and pathology factors alone is inadequate and can be improved by incorporating personalized genomic information. Our non-invasive products utilize proprietary algorithms to provide an assessment of a patient’s specific risk of metastasis or recurrence of their cancer, allowing physicians to identify patients who are likely to benefit from an escalation of care as well as those who may avoid unnecessary medical and surgical interventions. Our lead product, DecisionDx®-Melanoma, is a proprietary multi-gene expression profile, or GEP, test that predicts the risk of metastasis or recurrence for patients diagnosed with invasive cutaneous melanoma, a deadly skin cancer. This test has two current clinically actionable uses. The first use immediately following diagnosis predicts a patient’s likelihood of having a sentinel lymph node negative biopsy result so that physicians and patients can discuss the risk and benefit of undergoing sentinel lymph node biopsy, or SLNB, surgery. The second use is to inform the appropriate treatment plan, regardless of the decision to undergo or avoid the SLNB surgery. In a typical year, we estimate more than 130,000 patients are diagnosed with invasive cutaneous melanoma in the United States. We launched DecisionDx-Melanoma in May 2013.
In August 2020, we commercially launched our cutaneous squamous cell carcinoma, or SCC, proprietary GEP test, DecisionDx®‑SCC, and on November 2, 2020, we commercially launched our proprietary GEP test for suspicious pigmented lesions, DecisionDx® DiffDx™-Melanoma. These two indications are areas of high clinical need in dermatological cancer and, together, represent an addressable population of approximately 500,000 patients in the United States.
In April 2021, we entered into a definitive agreement to acquire all of the equity of Myriad myPath, LLC, or the Myriad myPath Laboratory, from Myriad Genetics. The Myriad myPath Laboratory is a Clinical Laboratory Improvement Amendments of 1988, or CLIA-certified laboratory in Salt Lake City, where the myPath Melanoma 23-GEP test was developed and is currently owned and offered. The acquisition, which is subject to customary closing conditions, is expected to close in late May 2021. myPath Melanoma is a clinically validated GEP test designed to be used as an adjunct to histopathology when the distinction between a benign nevus and a malignant melanoma cannot be made confidently by histopathology alone. We anticipate that this test will complement our current offerings and enable us to provide a comprehensive molecular testing solution for difficult-to-diagnose melanocytic lesions.

In May 2021, we announced the launch of our innovative pipeline initiative to develop a genomic test aimed at predicting systemic therapy response in patients with moderate to severe psoriasis, atopic dermatitis and related conditions. In the U.S. alone, there are approximately 18 million patients diagnosed with psoriasis and atopic dermatitis, and approximately 450,000 of these patients annually are eligible for these systemic therapies, which has the potential to add approximately $1.9 billion to our current estimated U.S. total addressable market. We recently initiated a 4,800 patient, prospective, multi-center clinical study to develop and validate this pipeline test, and plan to enroll more than 50 centers with the leading experts in the field. Based upon our current development and validation timelines, we expect to launch this pipeline test by the end of 2025.
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
We have processed over 80,000 clinical samples since our inception. For the three months ended March 31, 2021 our revenue was $22.8 million compared to $17.4 million for the three months ended March 31, 2020.
The numbers of DecisionDx-Melanoma, DecisionDx-SCC, DecisionDx-DiffDx and DecisionDx-UM test reports delivered by us during the three months ended March 31, 2021 and 2020 and for the year ended December 31, 2020 are presented in the table below:

	Proprietary Dermatologic GEP Tests
	DecisionDx- Melanoma	DecisionDx-SCC(1)	DecisionDx DiffDx-Melanoma(2)	Dermatologic Total	DecisionDx-UM	Grand Total
Q1 2021	4,060	527	218	4,805	337	5,142

Q1 2020	4,574	—	—	4,574	361	4,935
Q2 2020	3,008	—	—	3,008	306	3,314
Q3 2020	4,404	57	—	4,461	318	4,779
Q4 2020	4,246	428	73	4,747	410	5,157
For the year ended December 31, 2020	16,232	485	73	16,790	1,395	18,185

(1)We commercially launched the DecisionDx-SCC test on August 31, 2020.
(2)We commercially launched the DecisionDx DiffDx on November 2, 2020.
We continue to see new clinicians order our dermatologic tests for the first time. For the three months ended March 31, 2021, we saw approximately 410 new ordering clinicians for our dermatologic tests compared to 453 during the same period of 2020. We believe the year-over-year decrease is due to the impact of reduced physician access since the spring of 2020 as a result of the COVID-19 pandemic, as discussed further below.
For additional information on the metrics we disclose, refer to “Information about certain metrics” below.
In developing our DecisionDx-SCC and DecisionDx DiffDx-Melanoma tests, we believed that in addition to addressing significant unmet clinical needs, we would see leverage as many of the current DecisionDx-Melanoma clinicians would likely be the same clinicians who would find value in these other skin cancer tests. The three months ended March 31, 2021 represented the second full quarter of clinical availability for our DecisionDx-SCC test and we found that over 80% of all DecisionDx-SCC ordering clinicians were clinicians that had ordered our DecisionDx-Melanoma test in the prior two and a half years.
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
On May 17, 2019, the Centers for Medicare & Medicaid Services, or CMS, determined that DecisionDx-UM meets the criteria for existing advanced diagnostic laboratory test, or ADLT, status, also referred to as “existing ADLT” status. Accordingly, in 2021 the DecisionDx-UM Medicare rate will be set annually based upon the median private payor rate for the first half of the second preceding calendar year. Note that our rate for 2020 was set by Noridian, our local MAC, but our rate for 2021 for DecisionDx-UM will be $7,776 based on the median private payor. Also, on May 17, 2019, CMS determined that DecisionDx-Melanoma meets the criteria for ‘‘new ADLT’’ status. Accordingly, from July 1, 2019 through March 31, 2020 the Medicare reimbursement rate was equal to the initial list price of $7,193. From April 1, 2020 through December 31, 2021, CMS notified us that the rate will also be $7,193, which was calculated based upon the median private payor rate for DecisionDx-Melanoma from July 1, 2019 to November 30, 2019. Beginning in 2022, the rate for both DecisionDx-Melanoma and UM will be set annually based upon the median private payor rate for the first half of the second preceding calendar year. For example, the rate for 2022 will be set using median private payor rate data from January 1, 2020 to June 30, 2020.
In the second quarter of 2020, we submitted our technical assessment dossier for DecisionDx-SCC to Palmetto and Noridian. The dossier was accepted as complete in the third quarter of 2020. In early 2021, we submitted our technical assessment dossier for DecisionDx DiffDx-Melanoma. The dossier was accepted as complete in the first quarter of 2021. We expect that draft LCDs for each of these tests will be posted in 2021. However, there is no assurance that the timing of any draft LCD or final LCD will match our expectations or our historical experience with LCDs for our other tests.
Since becoming a public company, we have financed our operations with the revenue generated from the sale of our products, proceeds from our July 2019 initial public offering, or IPO, follow-on public offerings of common stock in June 2020 and December 2020 and bank debt, which has since been repaid in full. We believe that our existing cash and cash equivalents and anticipated cash generated from sales of our products will be sufficient to fund our operations for the foreseeable future. However, we have based these estimates on assumptions, including those related to the impact of COVID-19 on our financial condition, that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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

Recent Development
On April 26, 2021, we signed a definitive agreement to acquire Myriad myPath Laboratory from Myriad Genetics for $32.5 million. Myriad myPath Laboratory is a CLIA-certified laboratory in Salt Lake City where the myPath Melanoma 23-GEP test was developed and is currently offered. We will finance the acquisition with cash and cash equivalents on hand. The transaction is expected to close in late May 2021, subject to customary conditions.

Impact of COVID-19 Pandemic
We are continuing to closely monitor the impact of the COVID-19 pandemic on our business and are taking proactive efforts designed to protect the health and safety of our workforce, continue our business operations and advance our corporate objectives. We are providing the following update with respect to the impact of COVID-19 on our business:

•We have maintained and expect to continue to maintain uninterrupted business operations, with adequate access to reagents and consumables needed for testing patient samples and normal turnaround times for our delivery of test reports. We have continued to maintain our previously implemented adjustments to our operations designed to keep employees safe and comply with federal, state and local guidelines, including those regarding social distancing.
•Following the onset of the COVID-19 pandemic, we began experiencing declines in orders and test report volume. For the year ended December 31, 2020, our growth in DecisionDx-Melanoma test report volume was 4.5%, compared to year-over-year growth of 29.1% for the year ended December 31, 2019. In the first quarter of 2021, test reports delivered for DecisionDx-Melanoma decreased by 11.2% compared to the first quarter of 2020. We believe the decreases in our test report volume are linked to delays in the diagnoses as well as the cumulative impact on promotional responsiveness as a result of reduced sales calls per day and in-person sales call during the COVID-19 pandemic.
•Orders for DecisionDx-Melanoma have shown positive trends during the first three months of 2021. Order volume for our DecisionDx-Melanoma test increased by approximately 30% in March 2021 compared to January 2021. This positive trend of increasing orders continued through April 2021, with April order volume exceeding March.
•Our commercial team uses a combination of in-person, virtual, and non-personal promotional and educational efforts. During the three months ended March 31, 2021, we saw improvement in both the number of promotional calls per day as well as a continued shift from virtual to in-person sales calls with in-person sales calls accounting for just over 75% of all calls during such period. We have also seen increases in clinicians’ interest to attend and participate in peer-to-peer promotional and educational programs.
•Our future results will be dependent upon the extent and duration of the COVID-19 crisis as well as the impact of ongoing state and local government restrictions, which are beyond our control, and which may be eased and/or reinstated from time to time depending on the circumstances, potentially impacting the flow of future patient visits as well as access to our sales targets. Even with the easing of state and local restrictions, patient visits and diagnosis of cutaneous melanoma may be impacted by continued apprehension regarding possible exposure to the virus as well as telemedicine.
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
Test reports delivered for DecisionDx-Melanoma, DecisionDx-SCC, DecisionDx DiffDx-Melanoma and DecisionDx-UM represents the number of completed test reports delivered by us during the reporting period indicated. The period in which a test report is delivered does not necessarily correspond with the period the related revenue, if any, is recognized, due to the timing and amount of adjustments for variable consideration under ASC 606. We use this metric to evaluate the growth in adoption of our tests and to measure against our internal performance objectives. We believe this metric is useful to investors in evaluating the volume of our business activity from period to period that may not be discernible from our reported revenues under ASC 606. We also sometimes present, on a limited basis, data on the number of orders received. We believe order data can provide additional insight on current demand trends, particularly during the COVID-19 pandemic and with respect to new product launches, when considered in conjunction with test report volume. However, orders received in a particular period do not necessarily correspond with actual delivered test reports or reported revenues for the same period or subsequent periods.
New ordering clinicians for our dermatologic tests represents the number of clinicians who ordered a dermatologic test from us for the first time during the reporting period specified. A dermatologic test is DecisionDx-Melanoma, DecisionDx-SCC or DecisionDx DiffDx-Melanoma. We believe this metric is useful in evaluating the effectiveness of our sales and marketing efforts in establishing new relationships with clinicians and increasing the adoption of our dermatologic tests. We also believe this metric provides useful information to investors in assessing our ability to expand the use of our dermatologic tests. Since this metric is based upon the reporting period in which an order is placed, it does not necessarily correspond to the reporting period in which a test report was delivered or in which any revenue was recognized.

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
Cost of Sales
The components of our cost of sales are material and service costs associated with testing samples, personnel costs (including salaries, bonuses, benefits and stock-based compensation expense), electronic medical records, order and delivery systems, shipping charges to transport samples, third-party test fees, and allocated overhead including rent, information technology costs, equipment and facilities depreciation and utilities. Costs associated with performing tests are recorded when the test is processed regardless of whether and when revenues are recognized with respect to that test. As a result, our cost of sales as a percentage of revenues may vary significantly from period to period because we do not recognize all revenues in the period in which the associated costs are incurred. We expect cost of sales in absolute dollars to increase as the number of tests we perform increases. Additionally, we expect cost of sales to increase with the expansion of laboratory capacity and staffing in advance of anticipated growth of our recently launched tests.
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
We expect to use a portion of the proceeds from the June 2020 and December 2020 follow-on public offerings to further support and accelerate our research and development activities, including two important studies that we have recently commenced to support our DecisionDx-Melanoma test. The first is the PERSONALize study, in which we are evaluating DecisionDx-Melanoma for interactions with adjuvant therapies. The second is the CONNECTION study, which is collecting long-term outcomes for up to 10,000 patients who have been tested with DecisionDx-Melanoma. Also, as noted above, we recently initiated a 4,800 patient, prospective, multi-center clinical study to develop, validate and bring to market a pipeline test aimed at predicting systemic therapy response for patients with moderate to severe psoriasis, atopic dermatitis and related conditions.
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
Interest Expense
Interest expense, if any, is attributable to borrowings under our term debt and also includes the amortization of debt discount and issuance costs.
Income Tax Expense
Our financial statements do not reflect any federal or state income tax benefits attributable to the net losses we have incurred, due to the uncertainty of realizing a benefit from those items. As of December 31, 2020, we had federal net operating loss carryforwards of $55.9 million, of which $42.0 million will begin to expire in 2033 if not utilized to offset federal taxable income, and $13.9 million may be carried forward indefinitely. Also, as of December 31, 2020, we had state net operating loss carryforwards of $41.6 million, which begin to expire in 2028 if not utilized to offset state taxable income.

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2021	2020
	(unaudited)
Net revenues	$22,813	$17,418	$5,395	31.0%
Cost of sales	3,028	2,391	637	26.6%
Gross margin	19,785	15,027	4,758	31.7%
Gross margin percentage	86.7%	86.3%
Operating expenses:
Research and development	5,908	2,913	2,995	102.8%
Selling, general and administrative	18,161	11,078	7,083	63.9%
Total operating expenses	24,069	13,991	10,078	72.0%
Operating (loss) income	(4,284)	1,036	(5,320)	NM
Interest income	4	298	(294)	(98.7)%
Interest expense	—	(764)	764	100.0%
(Loss) income before income taxes	(4,280)	570	(4,850)	NM
Income tax expense	—	—	—	—%
Net (loss) income	$(4,280)	$570	$(4,850)	NM

NM = not meaningful
The following table indicates the amount of stock-based compensation expense reflected in the line items above (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Cost of sales	$510	$206	$304
Research and development	1,058	234	824
Selling, general and administrative	3,345	1,137	2,208
Total stock-based compensation expense	$4,913	$1,577	$3,336

Net Revenues
For the three months ended March 31, 2021 net revenues increased by $5.4 million, or 31.0%, to $22.8 million compared to the three months ended March 31, 2020 and was primarily attributable to higher DecisionDx-Melanoma test revenues. Overall, the increased revenues reflect higher positive revenue adjustments related to tests delivered in prior periods and higher per-unit revenues, partially offset by lower test report volumes for both DecisionDx-Melanoma and DecisionDx-UM. The higher per-unit revenues include the effect of the expanded LCD for DecisionDx-Melanoma that became effective in the fourth quarter of 2020 and the higher Medicare rate for DecisionDx-UM that became effective January 1, 2021, as discussed above. For the three months ended March 31, 2021, we experienced a 10.9% decrease in total DecisionDx-Melanoma and DecisionDx-UM test reports delivered, compared to the three months ended March 31, 2020, which we believe is attributable to the COVID-19 pandemic. For the three months ended March 31, 2021 and 2020, we recorded net positive revenue adjustments of $5.3 million and $3.2 million, respectively, related to tests delivered in previous periods, associated with changes in estimated variable consideration. The year-over-year increase is primarily attributable to favorable adjustments related to the settlement and collection during the three months ended March 31, 2021 of certain groups of receivables from prior years.

Cost of Sales
Cost of sales for the three months ended March 31, 2021 increased by $0.6 million, or 26.6%, compared to the three months ended March 31, 2020, primarily due to higher personnel costs due to additional headcount in our laboratory testing operations. Our gross margin percentage was 86.7% for the three months ended March 31, 2021, compared to 86.3% for the same period in 2020. The slight increase in gross margin percentage reflects higher revenues related to prior periods and higher per-unit revenues, partially offset by the expansion of laboratory staff and related costs. Due to the nature of our business, a significant portion of our cost of sales expenses represent fixed costs associated with our testing operations. Accordingly, our cost of sales expense will not necessarily increase or decrease commensurately with the change in net revenues from period to period.

Research and Development
Research and development expenses increased by $3.0 million, or 102.8%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. Approximately 65% of the increase was associated with increased personnel costs, which were primarily attributable to additional headcount, with the remainder primarily associated with increased clinical study activity.

Selling, General and Administrative
SG&A expense increased by $7.1 million, or 63.9%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Approximately 72% of the increase is attributable to higher personnel costs, particularly due to increased headcount. We expanded our sales organization headcount in the third quarter of 2020 in preparation for the commercial launch of our DecisionDx DiffDx-Melanoma test and further expanded our sales team during the first quarter of 2021. The higher personnel costs also reflect expanded headcount in our administrative support functions. The remainder of the increase was primarily associated with conferences and training events as well as higher professional fees. Stock-based compensation expense included in SG&A expense was $3.3 million for the three months ended March 31, 2021 compared to $1.1 million for the same period in 2020, reflecting both higher post-IPO stock option valuations as well as additional awards outstanding due to growth in headcount.

Interest Income
Interest income decreased by $0.3 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease is primarily associated with significantly lower interest rates this year, despite our higher average balances of cash and cash equivalents.

Interest Expense
Interest expense decreased by $0.8 million, or 100.0%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease is attributable to the repayment of our outstanding debt in full in December 2020.

Stock-Based Compensation Expense
Stock-based compensation expense, which is allocated among cost of sales, research and development expense and SG&A expense, totaled $4.9 million for the three months ended March 31, 2021 compared to $1.6 million for the three months ended March 31, 2020. We expect material increases in stock-based compensation expense in future periods, reflecting both higher post-IPO stock option valuations as well as additional awards outstanding due to growth in our headcount. As of March 31, 2021, the total unrecognized stock-based compensation cost related to outstanding awards was $55.4 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 3.3 years. We expect to continue granting stock-based compensation awards, which we expect to further contribute to increases in stock-based compensation expense in future periods.

Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents and cash generated from sales of our products. As of March 31, 2021 and December 31, 2020, we had cash and cash equivalents of $407.0 million and $409.9 million, respectively. In addition to the revenue generated from the sale of our products, we have financed our operations since July 2019 through the IPO and two follow-on public offerings of common stock in June 2020 and December 2020.
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
As mentioned above, we expect to use a portion of these proceeds to further support and accelerate our research and development activities, including the clinical studies noted above.
Medicare Advance Payment
On April 16, 2020, we received an advance payment of $8.3 million, or the Advance Payment, from CMS under its Accelerated and Advance Payment Program, which was expanded to provide increased cash flow to service providers during the COVID-19 pandemic. We have recorded the Advance Payment as a liability, consisting of both a current and noncurrent portion, on our balance sheet as of March 31, 2021. We will reduce the balance of the Advance Payment as it is applied to claims or is otherwise recouped by CMS. Recoupment will commence April 2021 during which the first eleven months CMS will apply 25% of the Medicare payments otherwise owed to us against the balance of the Advance Payment. After that eleven-month period, CMS will recoup at a rate of 50% of the Medicare payments otherwise owed to us for an additional six months. If the Advance Payment is not fully recovered by CMS after this recoupment period, we will be required to repay any remaining balance.
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
Since our inception, we have generally incurred significant losses and negative cash flows. For the three months ended March 31, 2021 we had a net loss of $4.3 million and an accumulated deficit of $66.8 million as of March 31, 2021. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful commercialization of our currently marketed products and the products we plan to launch in the future as well as our spending on research and development activities. We expect to incur additional expenses and losses in the future as we invest in the commercialization of our existing products, the development of our future product candidates and the commercialization of our product candidates. We believe that our existing cash and cash equivalents and anticipated cash generated from sales of our products will be sufficient to fund our operations for the foreseeable future. However, we have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. There are numerous risks and uncertainties associated with developing genomic tests, including, among others, the uncertainty of:
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
Cash Flows
The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Net cash used in operating activities	$(3,631)	$(251)
Net cash used in investing activities	(750)	(500)
Net cash provided by financing activities	1,510	559
Net change in cash and cash equivalents	(2,871)	(192)
Cash and cash equivalents, beginning of period	409,852	98,845
Cash and cash equivalents, end of period	$406,981	$98,653
Operating Activities
Net cash used in operating activities was $3.6 million for the three months ended March 31, 2021 and was primarily attributable to the net loss of $4.3 million, decreases in accrued compensation of $3.9 million, increases in accounts receivable of $1.6 million and decreases in other accrued liabilities of $0.3 million, partially offset by stock compensation expense of $4.9 million and decreases in prepayments and other current assets of $1.7 million.
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
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2021 and 2020 consisted of purchases of property and equipment.

Financing Activities
Net cash provided by financing activities was $1.5 million for the three months ended March 31, 2021 and primarily consisted of $1.0 million in proceeds from the exercise of stock options and $0.9 million in proceeds from contributions to the employee stock purchase plan.
Net cash provided by financing activities was $0.6 million for the three months ended March 31, 2020 and primarily consisted of cash received from contributions to the employee stock purchase plan.

Critical Accounting Policies and Significant Judgments and Estimates
During the three months ended March 31, 2021, there were no significant changes to the information discussed under “Critical Accounting Policies and Significant Judgments and Estimates” included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Accounting Pronouncements
Refer to Note 2, ‘‘Summary of Significant Accounting Policies,’’ in the accompanying notes to our unaudited condensed financial statements included in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

JOBS Act Accounting Election
We are an emerging growth company within the meaning of the Jumpstart Our Business Startups Act, as amended, or the JOBS Act. Section 107(b) of the JOBS Act provides that an emerging growth company can leverage the extended transition period, provided in Section 102(b) of the JOBS Act, for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. We have elected to use this extended transition period and, as a result, our financial statements may not be comparable to companies that comply with public company effective dates. We also intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley.
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
As of April 30, 2021, the market value of our common stock held by non-affiliates exceeded $700.0 million. If the market value of our common stock held by non-affiliates exceeds $700.0 million as of June 30, 2021, we will cease to be an emerging growth company effective December 31, 2021.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based upon the evaluation, our Chief Executive Officer and

Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•We conduct business in a heavily regulated industry and failure to comply with regulatory requirements, including those established by the U.S. Food and Drug Administration or any other regulatory authority, or changes in enforcement discretion for laboratory developed tests could harm our business.
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

Risk Factors
You should consider carefully the risks described below, as well as the other information in this Quarterly Report on Form 10‑Q, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the factors described as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) are new or contain changes to the similarly titled risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2020. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

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
We have incurred significant losses since inception, and we may never achieve profitability.*
Since our inception, we have had a history of net losses. For the three months ended March 31, 2021, we had a net loss of $4.3 million. As of March 31, 2021, we had an accumulated deficit of $66.8 million. We cannot predict if we will achieve profitability in the near future or at all. We expect to incur losses in the future as we plan to invest significant additional funds toward the expansion of our commercial organization, the conduct of clinical utility and validity studies to support adoption of our products and the development or acquisition of additional products. We also expect significant increases in our stock-based compensation expense in future periods, reflecting higher stock option valuations as a public company and additional awards outstanding due to increased headcount. Additionally, our performance could be affected by the ongoing impacts of COVID-19. As a public company, we expect to continue to incur significant additional legal, accounting and other expenses that we did not incur as a private company. These increased expenses will make it harder for us to achieve future profitability. We may also incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Quarterly Report on Form 10‑Q, adoption of our products, coverage of and reimbursement rates for our products from third-party payors, and future research and development activities. Our failure to achieve profitability in the future could cause the market price of our common stock to decline and make it more difficult or costly for us to raise additional capital.
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
Following the onset of the COVID-19 pandemic, we began experiencing declines in orders and test report volume. For example, in the second quarter of 2020, test reports delivered for our lead product, DecisionDx-Melanoma, decreased 18.5% compared to the second quarter of 2019. For the year ended December 31, 2020, our growth in DecisionDx-Melanoma test report volume was 4.5%, compared to year-over-year growth of 29.1% for the year ended December 31, 2019. In the first quarter of 2021, test reports delivered for DecisionDx-Melanoma decreased by 11.2% compared to the first quarter of 2020. We believe the adverse impacts to our test report volume growth are linked to delays in the diagnoses as well as the cumulative impact on promotional responsiveness as a result of reduced sales calls per day and in-person sales calls during the COVID-19 pandemic.
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
On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act enacted on March 27, 2020, also known as the CARES Act, which is designed to provide financial support and resources to individuals and business affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The Consolidated Appropriations Act, 2021, which was signed into law on December 27, 2020, extended the suspension of the 2% Medicare sequester through March 31, 2021 and An Act to Prevent Across-the-Board Direct Spending Cuts, and for Other Purposes, which was signed into law on April 14, 2021, extended the sequester through December 31, 2021.
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
Our research and development programs and laboratory operations depend on our ability to attract and retain highly skilled scientists and technicians. We may not be able to attract or retain qualified scientists and technicians in the future due to the competition for qualified personnel among life science businesses, particularly near our laboratory facilities located in Phoenix, Arizona. We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified scientific personnel. We may have difficulties locating, recruiting or retaining qualified salespeople. Recruiting and retention difficulties can limit our ability to support our research and development and sales programs. All of our employees are at-will, which means that either we or the employee may terminate their employment at any time.
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
We may engage in strategic transactions, such as the acquisition of businesses, assets, products or technologies, which could be disruptive to our existing operations, divert the attention of our management team and adversely impact our liquidity, cash flows, financial condition and results of operations.*
From time to time, we may consider strategic opportunities and engage in transactions such as acquisitions of businesses, assets, products or technologies, as well as technology licenses or investments in complementary businesses. For example, in April 2021, we signed a definitive agreement to acquire Myriad myPath Laboratory. Any such transactions may entail numerous operational and financial risks, including:
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
Additionally, with regard to the Myriad myPath Laboratory transaction, there can be no assurances regarding the timing of the consummation of the transaction, our ability to successfully integrate myPath Melanoma into our commercial offerings or whether myPath Melanoma will complement our existing offerings and enable us to provide a comprehensive molecular testing solution for difficult-to-diagnose melanocytic lesions.
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
Although we maintain crisis management plans, our business operations are subject to interruption by natural disasters and other events and catastrophes beyond our control, including, but not limited to, earthquakes, floods, fires, tornadoes hurricanes, power or other utility outages, telecommunications failures and public health crises. Further, outbreaks of epidemic diseases, such as the COVID-19 pandemic discussed above, or the fear of such events, could provoke responses, including government-imposed travel restrictions that could impede the mobility and effectiveness of our sales force, disrupt our operations or those of our suppliers and service providers. The ultimate impact of any of these or similar events is highly uncertain and could have a material adverse impact on our operations.

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
The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. Shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act.
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
As of April 30, 2021, the market value of our common stock held by non-affiliates exceeded $700.0 million. If the market value of our common stock held by non-affiliates exceeds $700.0 million as of June 30, 2021, we will cease to be an emerging growth company effective December 31, 2021. Additionally, in such case, we expect to no longer qualify as a smaller reporting company beginning with our first Quarterly Report on Form 10-Q for the fiscal year ending December 31, 2022.
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
The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.*
Based upon shares outstanding as of March 31, 2021, our executive officers, directors and the known holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 33% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.
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
Since the effective date of our registration statement through March 31, 2021, we have not used any of the net proceeds from the IPO. Pending such uses, we have invested, and plan to continue to invest, the balance of the net proceeds from the IPO in cash and cash equivalent securities or highly liquid investment securities.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
(a) On May 8, 2021, upon recommendation of the Nominating and Corporate Governance Committee of our Board of Directors (the “Board”), the Board appointed Tiffany Olson to serve as a Class I director until our 2023 annual meeting of stockholders. The Board also appointed Ms. Olson to serve on the Audit Committee of the Board.

Ms. Olson will receive compensation for her services as a director in accordance with our Non-Employee Director Compensation Policy, as currently in effect (the “Compensation Policy”). A copy of the Compensation Policy is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q. The Compensation Policy provides for annual cash compensation of $40,000 for service on the Board plus $10,000 for service on the Audit Committee, payable in equal quarterly installments and pro-rated for any partial months of service. In addition, pursuant to the Compensation Policy, on May 10, 2021, Ms. Olson was granted an option to purchase 5,936 shares of our common stock and restricted stock units covering 1,460 shares of common stock. One-third of the shares subject to the stock option vest on May 10, 2022 and the remaining shares shall vest in equal monthly installments over the next two years. The shares subject to the restricted stock units shall vest in a series of three successive equal annual installments over the three-year period measured from the date of the grant. In addition, Ms. Olson will enter into our standard form of indemnification agreement for its directors and executive officers.

There is no arrangement or understanding between Ms. Olson and any other person pursuant to which Ms. Olson was appointed as a director. There are no transactions between us and Ms. Olson that would require disclosure under Item 404(a) of Regulation S-K.

On May 8, 2021, Joseph C. Cook III notified us of his resignation from his position as a member of the Board, including each committee of the Board on which he is a member, to be effective immediately. Mr. Cook III’s resignation was not due to any disagreement with us on any matter related to operations, policies or practices. In connection with his resignation, we entered into an agreement with Mr. Cook III (the “Agreement”) to provide certain consulting services to us. The Agreement has a term through December 31, 2021, subject to certain termination provisions and which may be extended upon mutual agreement of the parties. The sole consideration to Mr. Cook III under the Agreement is the continued vesting of his unvested stock options in accordance with their existing vesting provisions.

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

10.1*	First Amendment to Standard Office Lease, dated February 16, 2021, by and between the Registrant and Alturas Siete III, LLC.
10.2*+	Executive Employment Agreement, dated September 15, 2008, as amended, by and between the Registrant and Kristen Oelschlager.
10.3*+	Executive Employment Agreement, dated October 1, 2008, as amended, by and between the Registrant and Tobin Juvenal.
10.4*+	Non-Employee Director Compensation Policy, as amended effective May 7, 2021.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.

Exhibit Number	Description of document
101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).
_____________________________________
*    Filed herewith
**    Furnished herewith.
+    Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASTLE BIOSCIENCES, INC.

Date:	May 10, 2021	By:	/s/ Derek J. Maetzold
Derek J. Maetzold President and Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2021	By:	/s/ Frank Stokes
Frank Stokes Chief Financial Officer (Principal Financial and Accounting Officer)