Form 10-Q
period 2021-06-30
CASTLE BIOSCIENCES INC
filed 2021-08-09
CIK 1447362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 30, 2021, there were 25,167,365 shares of common stock, $0.001 par value per share, issued and outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$368,339	$409,852
Accounts receivable, net	17,817	12,759
Inventory	2,124	2,217
Prepaid expenses and other current assets	3,419	4,766
Total current assets	391,699	429,594
Long-term accounts receivable, net	1,313	1,096
Property and equipment, net	8,092	7,102
Intangible asset, net	32,798	—
Other assets – long-term	1,631	1,536
Total assets	$435,533	$439,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,368	$2,098
Accrued compensation	8,584	9,108
Medicare advance payment	6,177	6,615
Other accrued liabilities	2,525	3,055
Total current liabilities	18,654	20,876
Noncurrent portion of Medicare advance payment	—	1,735
Deferred rent and other liabilities	963	1,026
Total liabilities	19,617	23,637
Commitments and Contingencies (Note 10)
Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of June 30, 2021 and December 31, 2020; no shares issued and outstanding as of June 30, 2021 and December 31, 2020.	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 25,164,053 and 24,812,487 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.	25	25
Additional paid-in capital	491,458	478,162
Accumulated deficit	(75,567)	(62,496)
Total stockholders’ equity	415,916	415,691
Total liabilities and stockholders’ equity	$435,533	$439,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
NET REVENUES	$22,758	$12,715	$45,571	$30,133
OPERATING EXPENSES AND OTHER OPERATING INCOME
Cost of sales (exclusive of amortization of acquired intangible asset)	3,697	2,146	6,725	4,537
Research and development	6,793	2,704	12,701	5,617
Selling, general and administrative	20,822	10,392	38,983	21,470
Amortization of acquired intangible asset	256	—	256	—
Other operating income	—	(1,882)	—	(1,882)
Total operating expenses, net	31,568	13,360	58,665	29,742
Operating (loss) income	(8,810)	(645)	(13,094)	391
Interest income	24	38	28	336
Interest expense	—	(769)	—	(1,533)
Loss before income taxes	(8,786)	(1,376)	(13,066)	(806)
Income tax expense	5	—	5	—
Net loss and comprehensive loss	$(8,791)	$(1,376)	$(13,071)	$(806)

Loss per share:
Basic	$(0.35)	$(0.08)	$(0.52)	$(0.05)
Diluted	$(0.35)	$(0.08)	$(0.52)	$(0.05)

Weighted-average shares outstanding:
Basic	25,091	17,544	25,002	17,458
Diluted	25,091	17,544	25,002	17,458

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2020	—	$—	17,130,907	$17	$137,308	$(52,212)	$85,113
Stock compensation expense	—	—	—	—	1,577	—	1,577
Exercise of common stock options	—	—	32,602	—	71	—	71
Issuance of common stock under the employee stock purchase plan	—	—	39,987	—	603	—	603
Net income	—	—	—	—	—	570	570
BALANCE, MARCH 31, 2020	—	$—	17,203,496	$17	$139,559	$(51,642)	$87,934
Stock compensation expense	—	—	—	—	1,653	—	1,653
Exercise of common stock options	—	—	170,373	—	330	—	330
Public offering of common stock, net of underwriting discounts, commissions and offering costs	—	—	2,000,000	2	69,079	—	69,081
Net loss	—	—	—	—	—	(1,376)	(1,376)
BALANCE, JUNE 30, 2020	—	$—	19,373,869	$19	$210,621	$(53,018)	$157,622

BALANCE, JANUARY 1, 2021	—	$—	24,812,487	$25	$478,162	$(62,496)	$415,691
Stock compensation expense	—	—	—	—	4,913	—	4,913
Exercise of common stock options	—	—	171,315	—	991	—	991
Issuance of common stock under the employee stock purchase plan	—	—	70,711	—	1,233	—	1,233
Public offering of common stock, adjustment to offering costs	—	—	—	—	39	—	39
Net loss	—	—	—	—	—	(4,280)	(4,280)
BALANCE, MARCH 31, 2021	—	$—	25,054,513	$25	$485,338	$(66,776)	$418,587
Stock compensation expense	—	—	—	—	4,766	—	4,766
Exercise of common stock options	—	—	109,540	—	1,354	—	1,354
Net loss	—	—	—	—	—	(8,791)	(8,791)
BALANCE, JUNE 30, 2021	—	$—	25,164,053	$25	$491,458	$(75,567)	$415,916

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(13,071)	$(806)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	867	193
Stock compensation expense	9,679	3,230
Amortization of debt discounts and issuance costs	—	452
Other	69	—
Change in operating assets and liabilities:
Accounts receivable	(5,275)	2,337
Prepaid expenses and other current assets	1,347	234
Inventory	223	(430)
Other assets	(95)	(62)
Accounts payable	(683)	444
Accrued compensation	(523)	(1,127)
Medicare advance payment	(2,173)	8,350
Other accrued liabilities	(306)	263
Deferred rent and other liabilities	(128)	172
Net cash (used in) provided by operating activities	(10,069)	13,250

INVESTING ACTIVITIES
Purchases of property and equipment	(1,663)	(2,256)
Asset acquisition	(33,184)	—
Proceeds from sale of property and equipment	2	—
Net cash used in investing activities	(34,845)	(2,256)

FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of underwriting discounts, commissions and offering costs	—	69,530
Payment of common stock offering costs	(336)	—
Repayments on term debt	—	(833)
Proceeds from exercise of common stock options	2,345	400
Proceeds from contributions to the employee stock purchase plan	1,392	823
Net cash provided by financing activities	3,401	69,920

NET CHANGE IN CASH AND CASH EQUIVALENTS	(41,513)	80,914
Beginning of period	409,852	98,845
End of period	$368,339	$179,759

DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued purchases of property and equipment	$3	$194
Property and equipment acquired with tenant improvement allowance	$—	$714
Common stock offering costs incurred but not paid	$—	$451

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization and Description of Business
Castle Biosciences, Inc. (the ‘‘Company’’, “we”, “us”, or “our”) was incorporated in the state of Delaware on September 12, 2007. We are a commercial-stage dermatological cancer company focused on providing physicians and their patients with personalized, clinically actionable genomic information to make more accurate treatment decisions. We are based in Friendswood, Texas (a suburb of Houston, Texas) and essentially all of our laboratory operations are conducted at our facilities located in Phoenix, Arizona.
Impact of COVID-19 Pandemic
Since the COVID-19 pandemic began in March 2020, we have maintained uninterrupted business operations with normal turnaround times for delivery of test reports, but have experienced declines in test report volume in certain periods, which we believe is linked to delays and/or cancellations in patient visits in response to COVID-19, resulting in reduced diagnostic biopsies and thus reduced diagnoses of cutaneous melanoma. The extent to which COVID-19 may further impact our business, consolidated results of operations, consolidated financial condition and consolidated cash flows will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

2. Summary of Significant Accounting Policies
Basis of Presentation
Our unaudited condensed consolidated financial statements include the accounts of Castle Biosciences, Inc. and a wholly owned subsidiary and have been prepared in conformity with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’). All intercompany accounts and transactions have been eliminated in consolidation.
Reclassification
Certain prior year amounts in our condensed consolidated statements of operations and comprehensive loss have been reclassified to conform to the current year presentation. Specifically, we no longer present gross margin and therefore the cost of sales line is now presented within the operating expenses section of the condensed consolidated statements of operations and comprehensive loss. This reclassification had no impact on operating (loss) income, loss before income taxes, net loss, comprehensive loss or loss per share.
Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheet as of June 30, 2021; the condensed consolidated statements of operations and comprehensive loss, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2021 and 2020; and the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our consolidated financial position as of June 30, 2021 and the results of our consolidated operations and our consolidated cash flows for the three and six months ended June 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2021 and 2020 are also unaudited. The results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. The balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim consolidated financial statements. These consolidated financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 11, 2021.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates include revenue recognition, the valuation of stock-based compensation, assessing future tax exposure and the realization of deferred tax assets, the useful lives and recoverability of long-lived assets, the valuation of

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

acquired intangible assets and contingent liabilities. We base these estimates on historical and anticipated results, trends, and various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and assumptions. We have considered the potential impact of the COVID-19 pandemic on our estimates and assumptions. The extent to which the COVID-19 pandemic may impact our estimates in future periods is uncertain and subject to change.
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
We accrue an allowance for doubtful accounts against our accounts receivable when it is probable that an account is not collectible, based on write off history, credit risk of specific accounts, aging analysis and other information available on specific accounts. We generally do not perform evaluations of customers’ financial condition and generally do not require collateral. Accounts receivable are written off when all efforts to collect the balance have been exhausted. Historically, our bad debt expense has not been significant. The allowance for doubtful accounts was zero as of June 30, 2021, and December 31, 2020. Adjustments for implicit price concessions attributable to variable consideration, as discussed above, are incorporated into the measurement of the accounts receivable balances and are not part of the allowance for doubtful accounts.
Other Operating Income
Other operating income for the three and six months ended June 30, 2020 consists of an automatic payment of $1.9 million we received on April 10, 2020 from the U.S. Department of Health and Human Services (“HHS”) pursuant to the Coronavirus Aid, Relief and Economic Security Act enacted on March 27, 2020, also known as the CARES Act, out of relief funds allocated by HHS to healthcare providers to reimburse healthcare related expenses or lost revenues attributable to COVID-19.
Intangible Asset
Our intangible asset consists of acquired developed technology. The intangible asset is considered to be finite-lived and is being amortized on a straight-line basis over its estimated useful life.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Accrued Compensation
We accrue for liabilities under discretionary employee and executive bonus plans. These estimated compensation liabilities are based on progress against corporate objectives approved by our board of directors, compensation levels of eligible individuals, and target bonus percentage levels. The board of directors reviews and evaluates the performance against these objectives and ultimately determines what discretionary payments are made. We also accrue for liabilities under employee sales incentive bonus plans with accruals based on performance achieved to date compared to established targets. As of June 30, 2021 and December 31, 2020, we accrued $5,742,000 and $7,175,000, respectively, for liabilities associated with these bonus plans. These amounts are classified as current or noncurrent accrued liabilities in the balance sheets based on the expected timing of payment.
Comprehensive Loss
Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. Our comprehensive loss was the same as our reported net loss for all periods presented.
Accounting Pronouncements Yet to be Adopted
We are currently an emerging growth company (“EGC”) within the meaning of the Jumpstart Our Business Startups Act, as amended, (the “JOBS Act”) and have elected to delay the adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, as permitted under the JOBS Act. However, because the market value of our common stock held by non-affiliates exceeded $700.0 million as of June 30, 2021, we will cease to be an EGC effective December 31, 2021. As such, upon our loss of status as an EGC, we will no longer be permitted to delay the adoption of new or revised accounting pronouncements, including the accounting pronouncements discussed below.
In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes FASB ASC Topic 840, Leases, and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method for finance leases or on a straight-line basis over the term of the lease for operating leases. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. For companies that are not EGCs’, ASU 2016-02 was effective for fiscal years beginning after December 15, 2018. For EGCs, the effective date of the ASU has been deferred to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. However, because we will no longer be an EGC effective December 31, 2021, we will adopt the new standard in the fourth quarter of 2021 using the modified retrospective method, under which we will apply Topic 842 to existing and new leases as of January 1, 2021, but prior periods will not be restated and will continue to be reported under Topic 840 guidance in effect during those periods. We do not expect the adoption of this standard to have a material impact on our consolidated statements of operations and comprehensive loss or our consolidated statements of cash flows but we expect to recognize right-of-use assets and liabilities for lease obligations associated with our operating leases.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (“ASU 2016-13”), which requires the measurement of expected credit losses for financial instruments carried at amortized cost, such as accounts receivable, held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. For non-EGCs, ASU 2016-13 was effective for fiscal years beginning after December 15, 2019. For EGCs, the effective date of the ASU has been deferred to fiscal years beginning after December 15, 2022, including interim periods in those fiscal years. However, because we will no longer be an EGC effective December 31, 2021, we will adopt the new standard in the fourth quarter of 2021 under the modified retrospective method. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements, given our history of minimal bad debt expense relating to trade accounts receivable.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions to the general principles in Topic 740 and simplifies other areas of the existing guidance. For non-EGCs, ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For EGCs, the standard is effective for fiscal years beginning after December 15,

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. However, because we will no longer be an EGC effective December 31, 2021, we will adopt the standard in the fourth quarter of 2021. We do not expect the adoption of ASU 2019-12 to have a material impact to our consolidated financial statements.

3. Revenue
All of our revenues from contracts with customers are associated with the provision of diagnostic and prognostic cancer testing services. Most of our revenues are attributable to DecisionDx®-Melanoma for cutaneous melanoma. We also provide a test for uveal melanoma, DecisionDx®-UM. We launched a test for patients with squamous cell carcinoma, DecisionDx®-SCC in August 2020 and launched a test for use in patients with suspicious pigmented lesions, DecisionDx® DiffDx™-Melanoma in November 2020. We began offering a test for difficult-to-diagnose melanocytic lesions, myPath Melanoma, following an asset acquisition completed in May 2021. Information on the disaggregation of revenues by our significant third-party payors is included under Payor Concentration below.
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
In the absence of LCD coverage or contractually established reimbursements rates, we have concluded that our contracts include variable consideration because the amounts paid by Medicare or commercial health insurance carriers may be paid at less than our standard rates or not paid at all, with such differences considered implicit price concessions. Variable consideration attributable to these price concessions is measured at the expected value using the ‘‘most likely amount’’ method under ASC 606. The amounts are determined by historical average collection rates by test type and payor category taking into consideration the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as the judgment and actions of third parties. Such variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. Variable consideration may be constrained and excluded from the transaction price in situations where there is no contractually agreed upon reimbursement coverage or in the absence of a predictable pattern and history of collectability with a payor. Accordingly, in such situations revenues are recognized on the basis of actual cash collections. Variable consideration for Medicare claims that are not covered by an LCD, including those claims subject to approval by an ALJ at an appeal hearing, is deemed to be fully constrained due to factors outside our influence (i.e., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. Included in revenues for the three months ended June 30, 2021 and 2020 were $(166,000) and $2,291,000, respectively, of net (negative) positive revenue adjustments associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods. Such amounts of variable consideration for the six months ended June 30, 2021 and 2020 were $5,092,000 and $1,048,000, respectively. These amounts include (i) adjustments for actual collections versus estimated amounts and (ii) cash collections and the related recognition of revenue in current period for tests delivered in prior periods due to the release of the constraint on variable consideration.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Because our contracts with customers have an expected duration of one year or less, we have elected the practical expedient in ASC 606 to not disclose information about our remaining performance obligations. Any incremental costs to obtain contracts are recorded as selling, general and administrative expense as incurred due to the short duration of our contracts. Contract balances consisted of accounts receivable (both current and noncurrent) and the Medicare advance payment (discussed further below) as of June 30, 2021 and December 31, 2020.
Medicare Advance Payment
On April 16, 2020, we received an advance payment of $8.3 million (the “Advance Payment”) from the Centers for Medicare & Medicaid Services (“CMS”) under its Accelerated and Advance Payment Program, which was expanded to provide increased cash flow to service providers during the COVID-19 pandemic. Recoupment of the Advance Payment commenced in April 2021. For the first eleven months of recoupment, CMS will apply 25% of the Medicare payments otherwise owed to us against the balance of the Advance Payment. After this eleven-month period, CMS will recoup at a rate of 50% of the Medicare payments otherwise owed to us for an additional six months. If the Advance Payment is not fully recovered by CMS after this recoupment period, we will be required to repay any remaining balance. The remaining balance of the Advance Payment is recorded as a current liability on our consolidated balance sheet as of June 30, 2021. Through June 30, 2021, $2,173,000 has been applied against the balance of the Advance Payment.
DecisionDx-Melanoma Claims Consolidation
In June 2017, we submitted to the Office of Medicare Hearings and Appeals (‘‘OMHA’’) a formal request to participate in a program that OMHA developed with the intent of providing appellants a means to have large volumes of claim disputes adjudicated at an accelerated rate. The program consolidates outstanding claims at the ALJ level and uses a statistical-sampling approach where five ALJs will determine reimbursement results for a sample of claims which are then extrapolated to the universe of claims. The consolidation includes 2,698 DecisionDx-Melanoma claims dating from 2013 through spring 2017. Hearings were held in April 2019 with a supplemental hearing in May 2019. On March 12, 2020, OMHA issued a decision denying payment on all claims in the consolidation. We have filed an appeal to the decision, although no ruling on such appeal has been issued to date. In accordance with ASC 606 and consistent with prior periods, we have not recognized (fully constrained the variable consideration) any revenues attributable to these claims in our consolidated financial statements pending the outcome of this matter.
Payor Concentration
We rely upon reimbursements from third-party government payors (primarily Medicare) and private-payor insurance companies to collect accounts receivable related to sales of our diagnostic tests.
Our significant third-party payors and their related revenues as a percentage of total revenues and accounts receivable balances are as follows:

	Percentage of Revenues
	Six Months Ended June 30,		Percentage of Accounts Receivable (current)		Percentage of Accounts Receivable (non-current)
	2021	2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Medicare	57%	58%	27%	15%	—%	—%
Medicare Advantage plans	25%	29%	35%	40%	18%	25%
BlueCross BlueShield plans	7%	6%	22%	26%	47%	44%

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

4. Loss Per Share
Basic loss per share is computed by dividing net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options or purchases under the 2019 Employee Stock Purchase Plan (“ESPP”). The treasury stock method is used to calculate the potential dilutive effect of these common stock equivalents. However, potentially dilutive shares are excluded from the computation of diluted loss per share when their effect is antidilutive.

Due to us reporting a net loss for all periods presented, all potentially dilutive securities are antidilutive and are excluded from the computation of diluted loss per share for such periods.
The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in our calculation of diluted loss earnings per share for the three and six months ended June 30, 2021 and 2020 because to do so would be antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options and restricted stock units (“RSUs”)	3,374	2,728	3,417	2,715
Common stock warrants	—	35	—	35
Employee stock purchase plan	56	107	66	105
Total	3,430	2,870	3,483	2,855

5. Asset Acquisition
On May 28, 2021, we completed the acquisition of all of the equity of Myriad myPath, LLC, a laboratory in Salt Lake City where the myPath Melanoma test for difficult-to-diagnose melanocytic lesions was developed and offered, for a cash purchase price of $32,500,000. Following the completion of the acquisition, we became the sole provider of the myPath Melanoma test. Based on the guidance in ASC 805, Business Combinations, we concluded that substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset and therefore the transaction represents an asset acquisition rather than a business combination. Asset acquisitions are accounted for by allocating the cost of the acquisition, including transaction costs, to the individual assets acquired and liabilities assumed on a relative fair value basis without recognition of goodwill. We incurred $684,000 of direct transaction costs that were included in the cost of the acquisition. The allocation of the acquisition to individual assets resulted in an intangible asset representing developed technology of $33,054,000 and inventory of $130,000. The intangible asset has an estimated useful life of 12 years and is being amortized on a straight-line basis.

6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Leasehold improvements	$4,419	$1,388
Lab equipment	2,583	2,037
Computer equipment	1,973	1,305
Furniture and fixtures	962	436
Construction in progress	403	3,590
Total	10,340	8,756
Less accumulated depreciation	(2,248)	(1,654)
Property and equipment, net	$8,092	$7,102

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Depreciation expense was recorded in the unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of sales (exclusive of amortization of acquired intangible asset)	$111	$74	$213	$140
Research and development	64	3	108	5
Selling, general and administrative	203	25	290	48
Total	$378	$102	$611	$193

7. Intangible Asset, Net
Our intangible asset, net consists of the following (in thousands):

	June 30, 2021			December 31, 2020
	Gross carrying value	Accumulated amortization	Net	Gross carrying value	Accumulated amortization	Net
Developed technology	$33,054	$(256)	$32,798	$—	$—	$—

The remaining useful life of the intangible asset was 11.9 years as of June 30, 2021.
The estimated future aggregate amortization expense as of June 30, 2021 is as follows (in thousands):

Years Ending December 31,
2021 (remainder of year)	$1,388
2022	2,753
2023	2,753
2024	2,761
2025	2,753
Thereafter	20,390
Total	$32,798
8. Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued service fees	$1,054	$1,891
Employee stock purchase plan contributions	692	536
Deferred employer payroll tax liability	277	276
Accrued royalties	214	151
Accrued state income taxes	10	62
Other	278	139
Total	$2,525	$3,055

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

9. Fair Value Measurements
The table below provides information, by level within the fair value hierarchy, of our financial assets and financial liabilities that are accounted for at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 (in thousands):

	As of June 30, 2021
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds(1)	$367,858	$—	$—	$367,858

	As of December 31, 2020
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds(1)	$409,480	$—	$—	$409,480

(1)Classified as “Cash and cash equivalents” in the condensed consolidated balance sheets.

10. Commitments and Contingencies
From time to time, we may be involved in legal proceedings arising in the ordinary course of business. We believe there is no threatened litigation or litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

11. Common Stock Offerings
On June 29, 2020, we issued and sold 2,000,000 shares of our common stock in a follow-on public offering at a price of $37.00 per share. We received $69,079,000 in net proceeds, after deducting underwriting discounts, commissions and offering costs (including $451,000 in offering costs that were incurred but not paid as of June 30, 2020). In connection with the offering, we granted the underwriters a 30-day option to purchase up to 300,000 additional shares of common stock at the public offering price, less underwriting discounts and commissions. On July 2, 2020, we issued and sold an additional 300,000 shares of common stock pursuant to the underwriters’ exercise in full of their option to purchase additional shares, which resulted in an additional net proceeds to us of $10,425,000. On December 18, 2020, we issued and sold 4,600,000 shares of our common stock in a follow-on public offering, including 600,000 shares associated with the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $58.00 per share. We received $250,201,000 in aggregate net proceeds, after deducting underwriting discounts and commissions and offering costs.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

12. Stock Incentive Plans and Stock-Based Compensation
Stock Incentive Plans
Effective January 1, 2021, an additional 1,240,624 shares became available under our 2019 Equity Incentive Plan (the “2019 Plan”) pursuant to an automatic annual increase. As of June 30, 2021, 1,526,713 shares remained available for grant under the 2019 Plan.
Stock Options
Stock option activity under our stock plans for the six months ended June 30, 2021 is set forth below:

		Weighted-Average
	Stock Options Outstanding	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2020	3,369,502	$28.11
Granted	149,837	$69.02
Exercised	(282,685)	$8.22
Forfeited/Cancelled	(106,831)	$31.16
Balance as of June 30, 2021	3,129,823	$31.76	8.38	$130,366
Exercisable at June 30, 2021 (1)	932,684	$15.66	7.48	$53,790

(1)In addition, 39,203 unvested options outstanding at June 30, 2021 may be exercised prior to vesting under an early exercise provision in the stock option award agreement. In the event of such exercise, the shares obtained upon exercise would be restricted and subject to forfeiture prior to vesting. No such exercises have occurred to date.
Restricted Stock Units
The following table summarizes the Company’s RSU activity for the six months ended June 30, 2021:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2020	161,477	$59.16
Granted	42,071	68.97
Vested	—	—
Forfeited/Cancelled	(4,728)	62.46
Balance as of June 30, 2021	198,820	$61.16
Employee Stock Purchase Plan
The ESPP provides for certain automatic increases in the number of shares of common stock reserved for issuance, which resulted in an additional 248,124 shares becoming available under the ESPP effective January 1, 2021. During the six months ended June 30, 2021, we issued 70,711 of common stock pursuant to scheduled purchases under the ESPP. As of June 30, 2021, 679,203 shares remained available for issuance under the ESPP.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Determining Fair Value - Summary of Assumptions
We use the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or any other measurement date. The following table sets forth the assumptions used to determine the fair value of stock options:

	Six Months Ended June 30,
	2021	2020
Average expected term (years)	6	6
Expected stock price volatility	66.94% - 67.98%	59.15% - 63.80%
Risk-free interest rate	0.51% - 1.09%	0.41% - 1.76%
Dividend yield	—%	—%
The following table sets forth assumptions used to determine the fair value of the purchase rights issued under the ESPP:

	Six Months Ended June 30,
	2021	2020
Average expected term (years)	1.2	1.2
Expected stock price volatility	68.43% - 86.50%	56.80% - 63.65%
Risk-free interest rate	0.07% - 0.13%	0.84% - 0.95%
Dividend yield	—%	—%
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
Stock-Based Compensation Expense
Stock-based compensation expense related to stock options, RSUs and the ESPP is included in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of sales (exclusive of amortization of acquired intangible asset)	$415	$200	$925	$406
Research and development	1,073	231	2,131	465
Selling, general and administrative	3,278	1,222	6,623	2,359
Total stock-based compensation expense	$4,766	$1,653	$9,679	$3,230

For the six months ended June 30, 2021 and 2020, the weighted-average grant date fair value of options granted was $41.35 and $18.69 per option, respectively, and the weighted-average grant date fair value of the purchase rights granted under the ESPP was $39.26 and $12.70 per share, respectively. As of June 30, 2021, the total unrecognized compensation cost related to outstanding awards was $55,235,000, which is expected to be recognized on a straight-line basis over a weighted-average period of 3.1 years. The total unrecognized compensation cost will be adjusted for forfeitures in future periods as they occur.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto as of and for the years ended December 31, 2020 and 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies and Significant Judgments and Estimates, included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission, or the SEC, on March 11, 2021. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Castle Biosciences, Inc.

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
In May 2021, we completed the acquisition of all the equity of Myriad myPath, LLC, or the Myriad myPath Laboratory, from Myriad Genetics for a cash purchase price of $32.5 million. myPath Melanoma is a clinically validated GEP test designed to be used as an adjunct to histopathology when the distinction between a benign nevus and a malignant melanoma cannot be made confidently by histopathology alone. We anticipate that this test will complement our current offerings and enable us to provide a comprehensive molecular testing solution for difficult-to-diagnose melanocytic lesions.
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
We have processed over 80,000 clinical samples since our inception. For the six months ended June 30, 2021 our revenue was $45.6 million compared to $30.1 million for the six months ended June 30, 2020.
The numbers of DecisionDx-Melanoma, DecisionDx-SCC, DecisionDx DiffDx-Melanoma and myPath Melanoma (collectively, our comprehensive diagnostic offering for difficult-to-diagnose melanocytic lesions, or CDO), and DecisionDx-UM test reports delivered by us during the six months ended June 30, 2021 and 2020 are presented in the table below:

	Proprietary Dermatologic GEP Tests
	DecisionDx- Melanoma	DecisionDx-SCC(1)	CDO(2)	Dermatologic Total	DecisionDx-UM	Grand Total
Q1 2021	4,060	527	218	4,805	337	5,142
Q2 2021	5,128	784	627	6,539	468	7,007
For the six months ended June 30, 2021	9,188	1,311	845	11,344	805	12,149

Q1 2020	4,574	—	—	4,574	361	4,935
Q2 2020	3,008	—	—	3,008	306	3,314
For the six months ended June 30, 2020	7,582	—	—	7,582	667	8,249

(1)We commercially launched the DecisionDx-SCC test on August 31, 2020.
(2)Includes DecisionDx DiffDx-Melanoma, which we commercially launched on November 2, 2020, and myPath Melanoma, which we began offering following the completion of the acquisition of Myriad myPath Laboratory on May 28, 2021.
For a discussion of how we recognize revenue derived from our GEP tests, refer to “Net Revenues” under “Components of Results of Operations” below.
We continue to see new clinicians order our dermatologic tests for the first time. For the six months ended June 30, 2021, we saw approximately 872 new ordering clinicians for our dermatologic tests compared to 697 during the same period of 2020.
For additional information on the metrics we disclose, refer to “Information about certain metrics” below.
In developing our DecisionDx-SCC and DecisionDx DiffDx-Melanoma tests, we believed that in addition to addressing significant unmet clinical needs, we would see leverage as many of the current DecisionDx-Melanoma clinicians would likely be the same clinicians who would find value in these other skin cancer tests. For example, we found that for the six months ended June 30, 2021, approximately 70% of all DecisionDx-SCC ordering clinicians were clinicians that had also ordered our DecisionDx-Melanoma test during that same period.
The principal focus of our current commercial efforts is to distribute our molecular diagnostic testing products through our direct sales force in the U.S. We began 2020 with 32 outside sales territories. In the third quarter of 2020, we expanded our commercial team to create a dedicated sales force of ten territories to support the launch of our DecisionDx Diff-Dx Melanoma test to dermatopathologists. During the first half of 2021, we folded this dedicated team into our existing sales team as well as completed a further expansion, bringing our dermatologic sales force to the mid-60s.
Since our inception in 2008, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, discovering product candidates, conducting clinical study activities to generate evidence demonstrating the clinical validity, clinical utility, economic benefits, and patient outcomes of our products, and commercialization activities for those products. We currently market five proprietary GEP products and generate substantially all of our revenue from DecisionDx-Melanoma and DecisionDx-UM.
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
We bill third-party payors and patients for the tests we perform. The majority of our revenue collections is paid by third-party insurers, including Medicare. We have received Local Coverage Determinations, or LCDs, which provide coverage for our DecisionDx-Melanoma, myPath Melanoma and DecisionDx-UM tests that meet certain criteria for Medicare and Medicare Advantage beneficiaries, representing approximately 60 million covered lives. As it relates to DecisionDx-UM, we have contracts or have received positive medical policy decisions from additional payors representing approximately 83 million covered lives. A ‘‘covered life’’ means a subscriber, or a dependent of a subscriber, who is insured under an insurance policy for such an insurance carrier.
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
In the second quarter of 2021, Noridian and certain other MACs posted a draft revised LCD for DecisionDx-Melanoma. The draft LCD includes commentary about certain recent publications regarding the clinical utility of GEP tests and was posted to give providers an opportunity to comment. Each of the draft LCDs include an assessment stating that the MAC does not believe that the new data are sufficient to change the coverage criteria. We have submitted comments on the draft LCD. The comment period on the last of these draft LCDs closed on August 8, 2021. We are unable to predict any future developments related to this matter.
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
•Following the onset of the COVID-19 pandemic, we began experiencing declines in orders and test report volume. For the year ended December 31, 2020, our growth in DecisionDx-Melanoma test report volume was 4.5%, compared to year-over-year growth of 29.1% for the year ended December 31, 2019. In the first quarter of 2021, test reports delivered for DecisionDx-Melanoma decreased by 11.2% compared to the first quarter of 2020. We believe the decreases in our test report volume in the first quarter of 2021 were linked to delays in the diagnoses as well as the cumulative impact on promotional responsiveness as a result of reduced sales calls per day and in-person sales call during the COVID-19 pandemic.
•We saw positive trends in orders and test report volume in the second quarter of 2021. In the second quarter of 2021, test reports delivered for DecisionDx-Melanoma increased by 70.5% compared to the second quarter of 2020 and increased 26.3% compared to the first quarter of 2021.
•Our commercial team uses a combination of in-person, virtual, and non-personal promotional and educational efforts. During the three months ended June 30, 2021, we saw improvement in both the number of promotional calls per day as well as a continued shift from virtual to in-person sales calls with in-person sales calls accounting for nearly 90% of all calls during such period. However, we have not yet achieved pre-COVID-19 levels of calls per day per sales representative.
•Our future results will be dependent upon the extent and duration of the COVID-19 crisis, including the emergence and spread of variants of the virus, such as the Delta variant, and government restrictions, which are beyond our control. Although state and local government restrictions put in place to slow the spread of the virus have been eased in certain locations, restrictions may be reinstated from time to time in various regions depending on the circumstances, potentially impacting the flow of future patient visits as well as access to our sales targets. Even with the easing of state and local restrictions and the availability of vaccinations, patient visits and diagnosis of cutaneous melanoma may be impacted by continued apprehension regarding possible exposure to the virus. For example, our analysis of third-party data indicates that cutaneous melanoma diagnoses during the three months ended June 30, 2021 remain approximately 12% below historical 2019 levels.
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
•Report volume. We believe that the number of reports we deliver to physicians is an important indicator of growth of adoption among the healthcare provider community. Our revenue and costs are affected by the volume of testing and mix of customers. Our performance depends on our ability to retain and broaden adoption with existing prescribing physicians, as well as attract new physicians. In the near term, our report volume may be negatively impacted by ongoing developments with the COVID-19 pandemic, as discussed above.
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
Test reports delivered for DecisionDx-Melanoma, DecisionDx-SCC, DecisionDx DiffDx-Melanoma, myPath Melanoma and DecisionDx-UM represents the number of completed test reports delivered by us during the reporting period indicated. The period in which a test report is delivered does not necessarily correspond with the period the related revenue, if any, is recognized, due to the timing and amount of adjustments for variable consideration under ASC 606. We use this metric to evaluate the growth in adoption of our tests and to measure against our internal performance objectives. We believe this metric is useful to investors in evaluating the volume of our business activity from period to period that may not be discernible from our reported revenues under ASC 606. We also sometimes present, on a limited basis, data on the number of orders received. We believe order data can provide additional insight on current demand trends, particularly during the COVID-19 pandemic and with respect to new product launches, when considered in conjunction with test report volume. However, orders received in a particular period do not necessarily correspond with actual delivered test reports or reported revenues for the same period or subsequent periods.
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
Cost of Sales (exclusive of amortization of acquired intangible asset)
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
We expect to use a portion of the proceeds from the June 2020 and December 2020 follow-on public offerings to further support and accelerate our research and development activities, including two important studies that we have recently commenced to support our DecisionDx-Melanoma test. The first is the PERSONALize study, in which we are evaluating DecisionDx-Melanoma for interactions with adjuvant therapies. The second is the CONNECTION study, which is collecting long-term outcomes for up to 10,000 patients who have been tested with DecisionDx-Melanoma. Also, as noted above, we recently initiated a 4,800 patient, prospective, multi-center clinical study to develop, validate and bring to market a pipeline test aimed at predicting systemic therapy response for patients with moderate to severe psoriasis, atopic dermatitis and related conditions. We have also initiated two additional disease studies for pipeline tests for new indications.
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
Amortization of Acquired Intangible Asset
Amortization of acquired intangible asset is related to the developed technology we acquired in May 2021, which is attributable to the myPath Melanoma test for difficult-to-diagnose melanocytic lesions.
Other Operating Income
Other operating income consists of an automatic payment received from the U.S. Department of Health and Human Services for provider relief funds pursuant to the Coronavirus Aid, Relief and Economic Security Act enacted on March 27, 2020, also known as the CARES Act.
Interest Income
Interest income consists primarily of earnings on cash and cash equivalents, primarily money market funds.
Interest Expense
Interest expense, if any, is attributable to borrowings under our term debt and also includes the amortization of debt discount and issuance costs.
Income Tax Expense
Our consolidated financial statements do not reflect any federal or state income tax benefits attributable to the net losses we have incurred, due to the uncertainty of realizing a benefit from those items. As of December 31, 2020, we had federal net operating loss carryforwards of $55.9 million, of which $42.0 million will begin to expire in 2033 if not utilized to offset federal taxable income, and $13.9 million may be carried forward indefinitely. Also, as of December 31, 2020, we had state net operating loss carryforwards of $41.6 million, which begin to expire in 2028 if not utilized to offset state taxable income.
Results of Operations
Certain prior year amounts in the tables below have been reclassified to conform to the current year presentation. Specifically, we no longer present gross margin and therefore the cost of sales line is now presented within the operating expenses section. This reclassification had no impact on operating (loss) income, loss before income taxes or net loss.

Comparison of the three months ended June 30, 2021 and 2020
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2021	2020
	(unaudited)
Net revenues	$22,758	$12,715	$10,043	79.0%
Operating expenses and other operating income:
Cost of sales (exclusive of amortization of acquired intangible asset)	3,697	2,146	1,551	72.3%
Research and development	6,793	2,704	4,089	151.2%
Selling, general and administrative	20,822	10,392	10,430	100.4%
Amortization of acquired intangible asset	256	—	256	NA
Other operating income	—	(1,882)	1,882	100.0%
Total operating expenses, net	31,568	13,360	18,208	136.3%
Operating loss	(8,810)	(645)	(8,165)	NM
Interest income	24	38	(14)	(36.8)%
Interest expense	—	(769)	769	100.0%
Loss before income taxes	(8,786)	(1,376)	(7,410)	NM
Income tax expense	5	—	5	NA
Net loss	$(8,791)	$(1,376)	$(7,415)	NM

NA = not applicable
NM = not meaningful
The following table indicates the amount of stock-based compensation expense reflected in the line items above (in thousands):

	Three Months Ended June 30,
	2021	2020	Change
Cost of sales (exclusive of amortization of acquired intangible asset)	$415	$200	$215
Research and development	1,073	231	842
Selling, general and administrative	3,278	1,222	2,056
Total stock-based compensation expense	$4,766	$1,653	$3,113

Net Revenues
For the three months ended June 30, 2021 net revenues increased by $10.0 million, or 79.0%, to $22.8 million compared to the three months ended June 30, 2020 and was primarily attributable to higher DecisionDx-Melanoma and DecisionDx-UM test revenues. Overall, the increased revenues reflect both higher report volumes for both DecisionDx-Melanoma and DecisionDx-UM and higher per-unit revenues, partially offset by the effects of revenue adjustments related to tests delivered in prior periods. We believe the higher test report volume during the three months ended June 30, 2021 reflects the relaxing of COVID-19 restrictions and the related positive impacts on the flow of patient visits as well as the effects of our sales force expansion. The higher per-unit revenues include the effect of the expanded LCD for DecisionDx-Melanoma that became effective in the fourth quarter of 2020 and the higher Medicare rate for DecisionDx-UM that became effective January 1, 2021, as discussed above. For the three months ended June 30, 2021, we experienced a 68.9% increase in total DecisionDx-Melanoma and DecisionDx-UM test reports delivered, compared to the three months ended June 30, 2020. For the three months ended June 30, 2021 and 2020, we recorded net (negative) positive revenue adjustments of $(0.2) million and $2.3 million, respectively, related to tests delivered in previous periods, associated with changes in estimated variable consideration.

Cost of Sales (exclusive of amortization of acquired intangible asset)
Cost of sales (exclusive of amortization of acquired intangible asset) for the three months ended June 30, 2021 increased by $1.6 million, or 72.3%, compared to the three months ended June 30, 2020, primarily due to increased costs for supplies and services, attributable to the higher activity levels, as well as higher personnel costs due to additional headcount in our laboratory testing operations. Due to the nature of our business, a significant portion of our cost of sales expenses represent fixed costs associated with our testing operations. Accordingly, our cost of sales expense will not necessarily increase or decrease commensurately with the change in net revenues from period to period.

Research and Development
Research and development expenses increased by $4.1 million, or 151.2%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. Approximately 65% of the increase was associated with increased personnel costs, which were primarily attributable to additional headcount, with the remainder primarily attributable to increases in other expenses associated with increased clinical study activity.

Selling, General and Administrative
SG&A expense increased by $10.4 million, or 100.4%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Approximately 68% of the increase is attributable to higher personnel costs, particularly due to increased headcount. We expanded our sales organization headcount in the third quarter of 2020 in preparation for the commercial launch of our DecisionDx DiffDx-Melanoma test and further expanded our sales team during the first and second quarters of 2021, bringing our dermatology-facing commercial team to the mid-60s. The higher personnel costs also reflect expanded headcount in our administrative support functions. The remainder of the increase was primarily associated with higher travel costs and additional expenses related to conferences and training events. Stock-based compensation expense included in SG&A expense was $3.3 million for the three months ended June 30, 2021 compared to $1.2 million for the same period in 2020, reflecting both higher post-IPO stock option valuations as well as additional awards outstanding due to growth in headcount.

Amortization of Acquired Intangible Asset

Amortization of acquired intangible asset for the three months ended June 30, 2021 of $0.3 million is related to the developed technology we acquired in May 2021, which is attributable to the myPath Melanoma test. We estimate that going forward, this amortization will be approximately $2.8 million per year, or $0.7 million per quarter.

Other Operating Income

Other operating income for the three months ended June 30, 2020 of $1.9 million consists entirely of the automatic payment received from HHS for relief funds pursuant to the CARES Act.

Interest Expense
Interest expense decreased by $0.8 million, or 100.0%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The decrease is attributable to the repayment of our outstanding debt in full in December 2020.

Stock-Based Compensation Expense
Stock-based compensation expense, which is allocated among cost of sales, research and development expense and SG&A expense, totaled $4.8 million for the three months ended June 30, 2021 compared to $1.7 million for the three months ended June 30, 2020. We expect material increases in stock-based compensation expense in future periods, reflecting both higher post-IPO stock option valuations as well as additional awards outstanding due to growth in our headcount. As of June 30, 2021 we had 292 employees compared to 201 as of December 31, 2020. As of June 30, 2021, the total unrecognized stock-based compensation cost related to outstanding awards was $55.2 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 3.1 years. We expect to continue granting stock-based compensation awards, which we expect to further contribute to increases in stock-based compensation expense in future periods.

Results of Operations

Comparison of the six months ended June 30, 2021 and 2020
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,		Change
	2021	2020
	(unaudited)
Net revenues	$45,571	$30,133	$15,438	51.2%
Operating expenses and other operating income
Cost of sales (exclusive of amortization of acquired intangible asset)	6,725	4,537	2,188	48.2%
Research and development	12,701	5,617	7,084	126.1%
Selling, general and administrative	38,983	21,470	17,513	81.6%
Amortization of acquired intangible asset	256	—	256	NA
Other operating income	—	(1,882)	1,882	100.0%
Total operating expenses, net	58,665	29,742	28,923	97.2%
Operating (loss) income	(13,094)	391	(13,485)	NM
Interest income	28	336	(308)	(91.7)%
Interest expense	—	(1,533)	1,533	100.0%
Loss before income taxes	(13,066)	(806)	(12,260)	NM
Income tax expense	5	—	5	NA
Net loss	$(13,071)	$(806)	$(12,265)	NM

NA = not applicable
NM = not meaningful
The following table indicates the amount of stock-based compensation expense reflected in the line items above (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Cost of sales (exclusive of acquired intangible asset amortization)	$925	$406	$519
Research and development	2,131	465	1,666
Selling, general and administrative	6,623	2,359	4,264
Total stock-based compensation expense	$9,679	$3,230	$6,449

Net Revenues
For the six months ended June 30, 2021 net revenues increased by $15.4 million, or 51.2%, to $45.6 million compared to the six months ended June 30, 2020 and was primarily attributable to higher DecisionDx-Melanoma and DecisionDx-UM test revenues. Overall, the increased revenues reflect higher test report volumes for both DecisionDx-Melanoma and DecisionDx-UM, higher per-unit revenues and higher positive revenue adjustments related to tests delivered in prior periods. We believe the higher test report volume during the six months ended June 30, 2021 reflects the relaxing of COVID-19 restrictions and the related positive impacts on the flow of patient visits as well as the effects of our sales force expansion. The higher per-unit revenues include the effect of the expanded LCD for DecisionDx-Melanoma that became effective in the fourth quarter of 2020 and the higher Medicare rate for DecisionDx-UM that became effective January 1, 2021, as discussed above. For the six months ended June 30, 2021, we experienced a 21.1% increase in total DecisionDx-Melanoma and DecisionDx-UM test reports delivered, compared to the six months ended June 30, 2020. For the six months ended June 30, 2021 and 2020, we recorded net positive revenue adjustments of $5.1 million and $1.0 million, respectively, related to tests delivered in previous periods, associated with changes in estimated variable consideration. The year-over-year increase is primarily attributable to favorable adjustments related to the settlement and collection during the six months ended June 30, 2021 of certain groups of receivables from prior years.

Cost of Sales (exclusive of amortization of acquired intangible asset)
Cost of sales (exclusive of amortization of acquired intangible asset) for the six months ended June 30, 2021 increased by $2.2 million, or 48.2%, compared to the six months ended June 30, 2020, primarily due to higher personnel costs due to additional headcount in our laboratory testing operations and increased costs for supplies and services, attributable to the higher activity levels. Due to the nature of our business, a significant portion of our cost of sales expenses represent fixed costs associated with our testing operations. Accordingly, our cost of sales expense will not necessarily increase or decrease commensurately with the change in net revenues from period to period.

Research and Development
Research and development expenses increased by $7.1 million, or 126.1%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. Approximately 65% of the increase was associated with increased personnel costs, which were primarily attributable to additional headcount, with the remainder primarily attributable to increases in other expenses associated with increased clinical study activity.

Selling, General and Administrative
SG&A expense increased by $17.5 million, or 81.6%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Approximately 68% of the increase is attributable to higher personnel costs, particularly due to increased headcount. We expanded our sales organization headcount in the third quarter of 2020 in preparation for the commercial launch of our DecisionDx DiffDx-Melanoma test and further expanded our sales team during the six months ended June 30, 2021, bringing our dermatology-facing commercial team to the mid-60s. The higher personnel costs also reflect expanded headcount in our administrative support functions. The remainder of the increase was primarily associated with additional expenses related to conferences and training events as well as higher travel costs. Stock-based compensation expense included in SG&A expense was $6.6 million for the six months ended June 30, 2021 compared to $2.4 million for the same period in 2020, reflecting both higher post-IPO stock option valuations as well as additional awards outstanding due to growth in headcount.

Amortization of Acquired Intangible Asset

Amortization of acquired intangible asset for the six months ended June 30, 2021 of $0.3 million is related to the developed technology we acquired in May 2021, which is attributable to the myPath Melanoma test. We estimate that going forward, this amortization will be approximately $2.8 million per year, or $0.7 million per quarter.

Other Operating Income

Other operating income for the six months ended June 30, 2020 of $1.9 million consists entirely of the automatic payment received from HHS for relief funds pursuant to the CARES Act.

Interest Income
Interest income decreased by $0.3 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease is primarily associated with significantly lower interest rates this year, despite our higher average balances of cash and cash equivalents.

Interest Expense
Interest expense decreased by $1.5 million, or 100.0%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease is attributable to the repayment of our outstanding debt in full in December 2020.

Stock-Based Compensation Expense
Stock-based compensation expense, which is allocated among cost of sales, research and development expense and SG&A expense, totaled $9.7 million for the six months ended June 30, 2021 compared to $3.2 million for the six months ended June 30, 2020. We expect material increases in stock-based compensation expense in future periods, reflecting both higher post-IPO stock option valuations as well as additional awards outstanding due to growth in our headcount. As of June 30, 2021 we had 292 employees compared to 201 as of December 31, 2020. As of June 30, 2021, the total unrecognized stock-based compensation cost related to outstanding awards was $55.2 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 3.1 years. We expect to continue granting stock-based compensation awards, which we expect to further contribute to increases in stock-based compensation expense in future periods.

Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents and cash generated from sales of our products. As of June 30, 2021 and December 31, 2020, we had cash and cash equivalents of $368.3 million and $409.9 million, respectively. In addition to the revenue generated from the sale of our products, we have financed our operations since July 2019 through the IPO and two follow-on public offerings of common stock in June 2020 and December 2020.
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
Medicare Advance Payment
On April 16, 2020, we received an advance payment of $8.3 million, or the Advance Payment, from CMS under its Accelerated and Advance Payment Program, which was expanded to provide increased cash flow to service providers during the COVID-19 pandemic. Recoupment of the Advance Payment commenced in April 2021. For the first eleven months of recoupment, CMS will apply 25% of the Medicare payments otherwise owed to us against the balance of the Advance Payment. After this eleven-month period, CMS will recoup at a rate of 50% of the Medicare payments otherwise owed to us for an additional six months. If the Advance Payment is not fully recovered by CMS after this recoupment period, we will be required to repay any remaining balance. Through June 30, 2021, $2,173,000 has been applied against the balance of the Advance Payment.
Funding Requirements
Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, clinical research and development services, laboratory operations, equipment and related supplies, legal and other regulatory expenses, general administrative costs and, from time to time, expansion of our facilities in support of our growth. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on the commercialization of our existing products, the development of our future product candidates, the potential commercialization of our product candidates, should their development be successful, and general administrative costs. We may also, from time to time, consider various strategic opportunities, which may involve using a portion of our capital resources to fund acquisitions of businesses, assets, products or technologies. For example, in May 2021, we completed the acquisition of the Myriad myPath Laboratory for $32.5 million, as discussed above. We funded this acquisition using existing cash and cash equivalents.
Since our inception, we have generally incurred significant losses and negative cash flows. For the six months ended June 30, 2021 we had a net loss of $13.1 million and an accumulated deficit of $75.6 million as of June 30, 2021. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful commercialization of our currently marketed products and the products we plan to launch in the future as well as our spending on research and development activities. We expect to incur additional expenses and losses in the future as we invest in the commercialization of our existing products, the development of our future product candidates and the commercialization of our product candidates. We believe that our existing cash and cash equivalents and anticipated cash generated from sales of our products will be sufficient to fund our operations for the foreseeable future. However, we have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. There are numerous risks and uncertainties associated with developing genomic tests, including, among others, the uncertainty of:
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
We do not currently have any committed external source of funds. In the event additional funding is required, we expect that we would use a combination of equity and debt financings, which may not be available to us when needed, on terms that we deem to be favorable or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. Any disruptions to, or volatility in, the credit and financial markets or any deterioration in overall economic conditions may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If we are unable to raise additional funds through debt or equity financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our product discovery and development activities or future commercialization efforts.
Cash Flows
The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2021	2020
	(unaudited)
Net cash (used in) provided by operating activities	$(10,069)	$13,250
Net cash used in investing activities	(34,845)	(2,256)
Net cash provided by financing activities	3,401	69,920
Net change in cash and cash equivalents	(41,513)	80,914
Cash and cash equivalents, beginning of period	409,852	98,845
Cash and cash equivalents, end of period	$368,339	$179,759
Operating Activities
Net cash used in operating activities was $10.1 million for the six months ended June 30, 2021 and was primarily attributable to the net loss of $13.1 million, increases in accounts receivable of $5.3 million, and recoupment of the Advance Payment of $2.2 million, partially offset by non-cash stock compensation expense of $9.7 million and decreases in prepaid expenses and other current assets of $1.3 million.
Net cash provided in operating activities was $13.3 million for the six months ended June 30, 2020 and primarily attributable to the receipt of the Advance Payment of $8.3 million described above, non-cash stock compensation expense of $3.2 million and decreases in accounts receivable of $2.3 million, partially offset by the net loss of $0.8 million. The $1.9 million in relief funds from HHS discussed above were received and recognized in income during the six months ended June 30, 2020 and therefore also benefited net cash provided by operating activities during the period.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2021 consisted primarily of the purchase of Myriad myPath Laboratory of $33.2 million (including transaction costs) and purchases of property and equipment of $1.7 million.
Net cash used in investing activities for the six months ended June 30, 2020 consisted entirely of purchases of property and equipment.

Financing Activities
Net cash provided by financing activities was $3.4 million for the six months ended June 30, 2021 and primarily consisted of $2.3 million in proceeds from the exercise of stock options and $1.4 million in proceeds from contributions to the employee stock purchase plan.
Net cash provided by financing activities was $69.9 million for the six months ended June 30, 2020 and primarily consisted of $69.5 million in proceeds from our June 2020 follow-on public offering of common stock (net of underwriting discounts, commissions and offering costs, excluding $0.5 million of offering costs that were incurred but not paid as of June 30, 2020) and cash received associated with our equity compensation plans of $1.2 million, partially offset by principal repayments on our previously outstanding bank term loan of $0.8 million.

Critical Accounting Policies and Significant Judgments and Estimates
During the six months ended June 30, 2021, there were no significant changes to the information discussed under “Critical Accounting Policies and Significant Judgments and Estimates” included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Accounting Pronouncements
Refer to Note 2, ‘‘Summary of Significant Accounting Policies,’’ in the accompanying notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

JOBS Act Accounting Election
We are an emerging growth company within the meaning of the Jumpstart Our Business Startups Act, as amended, or the JOBS Act. Section 107(b) of the JOBS Act provides that an emerging growth company can leverage the extended transition period, provided in Section 102(b) of the JOBS Act, for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. We have elected to use this extended transition period and, as a result, our consolidated financial statements may not be comparable to companies that comply with public company effective dates. We have also relied on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley.

Because the market value of our common stock held by non-affiliates exceeded $700.0 million as of June 30, 2021, we will no longer be an emerging growth company effective December 31, 2021. This means that the consolidated financial statements that we include in our next Annual Report on Form 10-K must comply with the public company adoption dates for new or revised accounting standards. Further, we will be required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley regarding our internal control over financial reporting as of December 31, 2021.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based upon the evaluation, our Chief Executive Officer and

Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors
You should consider carefully the risks described below, as well as the other information in this Quarterly Report on Form 10‑Q, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the factors described as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) are new or contain changes to the similarly titled risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2020. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

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
We have incurred significant losses since inception, and we may never achieve profitability.*
Since our inception, we have had a history of net losses. As of June 30, 2021, we had cash and cash equivalents of $368.3 million and an accumulated deficit of $75.6 million. We cannot predict if we will achieve profitability in the near future or at all. We expect to incur losses in the future as we plan to invest significant additional funds toward the expansion of our commercial organization, the conduct of clinical utility and validity studies to support adoption of our products and the development or acquisition of additional products. We also expect significant increases in our stock-based compensation expense in future periods, reflecting higher stock option valuations as a public company and additional awards outstanding due to increased headcount. Additionally, our performance could be affected by the ongoing impacts of COVID-19. Due to the requirements associated with being a public company, including those associated with no longer qualifying as an emerging growth company and a smaller reporting company and becoming a large accelerated filer, we expect to continue incur significant additional legal, accounting and other expenses. These increased expenses will make it harder for us to achieve future profitability. We may also incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Quarterly Report on Form 10‑Q, adoption of our products, coverage of and reimbursement rates for our products from third-party payors, and future research and development activities. Our failure to achieve profitability in the future could cause the market price of our common stock to decline and make it more difficult or costly for us to raise additional capital.
We are an early, commercial-stage company and have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.
We are an early commercial-stage company and have a limited operating history. Our limited operating history may make it difficult to evaluate our current business and this makes predictions about our future success or viability subject to significant uncertainty. In particular, we intend to use a portion of our working capital to increase our headcount, including through the expansion of our sales and marketing and research and development teams, which will increase our operating costs in a manner not historically reflected in our consolidated financial statements. In combination with our other anticipated increased operating expenses in connection with the ongoing demands of a public company, these anticipated changes in our operating expenses may make it difficult to evaluate our current business, assess our future performance relative to prior performance and accurately predict our future performance.
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
We previously identified material weaknesses in our internal control over financial reporting. If our internal control over financial reporting is not effective, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause adverse effects on our business and may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.*
Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In connection with the audits of our financial statements for the years ended December 31, 2018 and 2017, we concluded that there were material weaknesses in our internal control over financial reporting. However, in connection with audit of our financial statements for the year ended December 31, 2019, we concluded these material weaknesses had been remediated.
These prior material weaknesses related to a lack of (i) appropriately designed and implemented controls over the review and approval of manual journal entries and the related supporting journal entry calculations, (ii) personnel with appropriate knowledge, experience and training commensurate with accounting and reporting requirements and (iii) appropriately designed and implemented controls to evaluate variable consideration and the related constraint in accordance with ASC 606, and resulted in certain material corrections to the consolidated financial statements.

To remediate these weaknesses, during 2019 we augmented our accounting staff to provide more resources for complex accounting matters and financial reporting. Further, we engaged a third party to assist us with formalizing our internal control documentation and the implementation of enhancements to our internal control over financial reporting.
Subsequently, we have continued to increase the headcount of our accounting and finance functions to further support the demands placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley. We expect to continue expending significant time and resources related to our internal control over financial reporting, including by further expanding our finance and accounting staff over time, but there can be no assurance our efforts will be effective.
If we fail to adequately staff our accounting and finance function, or fail to maintain adequate internal control over financial reporting, any new or recurring material weaknesses could prevent our management from concluding our internal control over financial reporting is effective and could result in our auditor issuing an adverse opinion on our internal control over financial reporting. If we identify any future significant deficiencies or material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, our ability to prevent material misstatements in our consolidated financial statements could be impaired, a material misstatement in our consolidated financial statements could occur and we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, which could cause our business to suffer and our stock price to decline.
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
We may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including to:
•increase our sales and marketing efforts for DecisionDx-Melanoma, DecisionDx-SCC, DecisionDx DiffDx-Melanoma, myPath Melanoma and DecisionDx-UM and address competitive developments;
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
Any disruptions to, or volatility in, the credit and financial markets or any deterioration in overall economic conditions may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our commercialization, research and development efforts or grant rights to third parties to market and/or develop products that we would otherwise prefer to market and develop ourselves.

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
•decreased test report volume due to a decline in orders of DecisionDx-Melanoma and DecisionDx-UM tests as patient visits for routine examinations and biopsies have been, and may continue to be, delayed and/or canceled;
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
Our future results will be dependent upon the extent and duration of the COVID-19 crisis, including the emergence and spread of variants of the virus, such as the Delta variant, and government restrictions, which are beyond our control. Although state and local government restrictions put in place to slow the spread of the virus have been eased in certain locations, restrictions may be reinstated from time to time in various regions depending on the circumstances, potentially impacting the flow of future patient visits as well as access to our sales targets. Even with the easing of state and local restrictions and the availability of vaccinations, patient visits and diagnosis of cutaneous melanoma may be impacted by continued apprehension regarding possible exposure to the virus. For example, our analysis of third-party data indicates that cutaneous melanoma diagnoses during the three months ended June 30, 2021 remain approximately 12% below historical 2019 levels. As conditions are continuously evolving, we are unable to predict how our future test report volume will be impacted or the extent to which our results of operations, financial condition or cash flows will be impacted by the COVID-19 pandemic, or other future public health crises. Accordingly, the test report data presented above and elsewhere in this Quarterly Report on Form 10-Q is not necessarily indicative of our results of operations that can be expected in future periods.
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
The COVID-19 crisis continues to rapidly evolve. The extent to which COVID-19 will further impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the crisis, resurgences of the virus, the emergence and spread of variants of the virus, vaccination rates, vaccination effectiveness, therapeutic treatments, the use of telemedicine, travel restrictions, stay-at-home or other similar orders and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the virus. Any of these factors, individually or in combination, could materially and adversely affect our business, results of operations, financial condition or cash flows. In addition, the current and potential adverse impacts of the COVID-19 crisis on our business, financial condition, results of operations and growth prospects, may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.
Our revenue currently depends primarily on sales of DecisionDx-Melanoma, and we will need to generate sufficient revenue from this and other products to grow our business.*
Most of our revenue in 2020 and 2019 was derived from the sale of our lead product, DecisionDx-Melanoma. While we also derive revenue from DecisionDx-UM, DecisionDx-SCC and CDO (which consists of DecisionDx DiffDx-Melanoma and myPath Melanoma), we expect that the majority of our revenue for the foreseeable future will be derived from sales of DecisionDx-Melanoma. Further, we believe that our long-term commercial success will depend on our ability to develop and market additional products. Our ability to derive revenue from DecisionDx-Melanoma, DecisionDx-UM, DecisionDx-SCC and CDO and any future products that we commercialize is uncertain and depends on favorable coverage and reimbursement policies from government payors, like Medicare, and from private payors, like insurance companies. Without positive coverage policies, our products may not be reimbursed and we may not be able to recognize revenue. If we are unable to increase sales and expand coverage and reimbursement for DecisionDx-Melanoma, develop and commercialize other products, and successfully obtain coverage and adequate reimbursement for such products, our revenue and our ability to achieve profitability would be impaired, and the market price of our stock could decline substantially.
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
In addition to the complexities noted above, we rely upon a third-party software application in the administration of our billing and collection process. We transitioned from a third-party billing service provider and added additional headcount to move our billing process in-house using a third-party software application starting January 1, 2021. Any significant disruption or deficiency in the design of our billing process could adversely impact our ability to generate and send invoices, calculate revenues, track payments and collect our accounts receivable. Although to date we have not experienced any disruptions or identified any deficiencies with our new billing system, there can be no assurances that any disruptions or deficiencies will not occur in the future. Additionally, any failure in the design or operation of our internal controls related to our billing and collection processes could adversely impact our ability to conclude on the effectiveness of our internal control over financial reporting and could cause our auditor to issue an adverse opinion on our internal control over financial reporting.
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
If our primary clinical laboratory facility becomes damaged or inoperable or we are required to vacate our existing facility, our ability to conduct our laboratory analysis and pursue our research and development efforts may be jeopardized.*
We currently perform essentially all of our testing and store our database of tumor samples at our primary clinical laboratory facility in Phoenix, Arizona. Our facility and equipment could be harmed or rendered inoperable by natural or man-made disasters, including war, fire, earthquake, power loss, communications failure, terrorism, burglary, public health crises (including restrictions that may be imposed on businesses by state and local governments under stay-at-home or similar orders and mandates) or other events, which may make it difficult or impossible for us to perform our testing services for some period of time or to receive and store samples. The inability to perform tests or to reduce the backlog of sample analysis that could develop if our facility becomes inoperable, for even a short period of time, may result in the loss of revenue, loss of customers or harm to our reputation, and we may be unable to regain that revenue, those customers or repair our reputation in the future. Furthermore, integral parties in our supply chain are operating from single sites, increasing their vulnerability to natural disasters and man-made disasters or other sudden, unforeseen and severe adverse events.
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
We may experience limits on our revenue if we are unable to increase and support adoption of our products by physicians and other healthcare providers.*
Physicians and other healthcare providers may be unwilling to adopt our products due to their reliance on existing traditional clinical and pathology staging criteria and our ability to generate revenue from our products would be significantly impaired if we were unable to educate physicians, healthcare providers, patients and third-party payors about the benefits and advantages of our products. The COVID-19 crisis has impacted our in-person healthcare interactions, such as field-based sales and medical affairs, and we have had to convert visits, programs and projects to be performed online and by telephone. Although our in-person healthcare interactions have recently increased, they may become subject to restrictions or cancellations from time to time, due to the uncertainties surrounding the duration, extent and ongoing impacts of the COVID-19 crisis, possibly impacting the effectiveness of our efforts. We will need to continue to educate physicians and pathologists about the benefits and cost-effectiveness of our products through published papers, presentations at scientific conferences, one-on-one marketing efforts by our sales force and one-on-one education by our medical affairs team. However, physicians and other healthcare providers may be reluctant to adopt our products in circumstances where our products are not incorporated into the current standard of care or practice guidelines. For example, while clinical utility of DecisionDx-Melanoma has been demonstrated in peer reviewed publications, the sentinel lymph node biopsy, or SLNB, surgery is the most widely used staging tool for determining a cutaneous melanoma patient’s metastatic risk. Whether healthcare providers adopt DecisionDx-Melanoma as a complementary or triage diagnostic method relative to the SLNB surgery will depend on our ability to increase awareness of DecisionDx-Melanoma and its clinical validation.
In addition, essentially all of our testing services are performed by our certified laboratory located in Phoenix, Arizona, under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, rather than by local laboratory or pathology practices. Accordingly, it may be difficult for us to collect samples from pathologists, and pathologists may be reluctant to support our testing services.
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
If we are unable to compete successfully, our business will suffer and we may be unable to increase or sustain our revenue or achieve profitability.*
We face competition from companies and academic institutions that have either developed or may seek to develop products intended to compete with our products.
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
The sizes of the markets for our current and future products have not been established with precision and may be smaller than we estimate.*
Our estimates of the total addressable markets for DecisionDx-Melanoma, DecisionDx-UM, DecisionDx-SCC, DecisionDx DiffDx-Melanoma and myPath Melanoma are based on a number of internal and third-party estimates, including, without limitation, the annual rate of patients with the applicable form of skin cancer, the list price of our products relative to the reimbursement we expect to receive from third-party payors and the assumed prices at which we can sell our products in markets that have not been established. For example, we estimate that the total addressable market for DecisionDx-Melanoma is approximately $540 million, which is based, in part, on our review of multiple publications which show that diagnosis of melanoma is underreported by 30% to 72%. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our current or future products may prove to be incorrect. If the actual number of patients who would benefit from our products, the price at which we can sell future products, or the annual total addressable market for our products is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business.
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

Risks Related to Reimbursement and Government Regulation
We currently have limited reimbursement coverage for our lead product, DecisionDx-Melanoma, and if third-party payors, including government and commercial payors, do not provide sufficient coverage of, or adequate reimbursement for, our products, our commercial success, including revenue, will be negatively affected.*
Our revenue depends on achieving broad coverage and adequate reimbursement for our products from third-party payors, including both government and commercial third-party payors. If third-party payors do not provide coverage of, or do not provide adequate reimbursement for, a substantial portion of the list price of our products, we may need to seek additional payment from the patient beyond any co-payments and deductibles, which may adversely affect demand for our products. Coverage determinations by a third-party payor may depend on a number of factors, including, but not limited to, a third-party payor’s determination of whether our products are appropriate, medically necessary or cost-effective. If we are unable to provide third-party payors with sufficient evidence of the clinical utility and validity of our products, they may not provide coverage, or may provide limited coverage, which will adversely affect our revenues and our ability to succeed. To the extent that more competitors enter our markets, the availability of coverage and the reimbursement rate for our products may decrease as we encounter pricing pressure from these competitors.
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
Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. Variable consideration for Medicare claims that are not covered by an LCD, including those claims subject to approval by an ALJ at an appeal hearing, is deemed to be fully constrained due to factors outside our influence (i.e., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. For these fully constrained claims, we generally recognize revenue in the period the uncertainties are resolved, if favorable. In June 2017 we submitted to the Office of Medicare Hearings and Appeals, or OMHA, a request to participate in an appeal program developed with the intent of providing appellants a means to have large volumes of claim disputes adjudicated at an accelerated rate. We submitted 2,698 DecisionDx-Melanoma claims dating from 2013 through spring 2017 for adjudication on a consolidated basis. In March 2020, OMHA issued a decision denying payment on all of these claims. In accordance with ASC 606 and consistent with prior periods, we have not recognized (fully constrained the variable consideration) any revenues attributable to these claims in our consolidated financial statements pending the outcome of this matter. We have appealed this decision, but there can be no assurances regarding the timing or the outcome of this or any other appeal decision. Due to potential future changes in Medicare coverage policies and appeal cycles, insurance coverage policies, contractual rates and other trends in the reimbursement of our tests, our revenues may fluctuate significantly from period to period.
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
In the second quarter of 2021, Noridian and certain other MACs posted a draft revised LCD for DecisionDx-Melanoma. The draft LCD includes commentary about certain recent publications regarding the clinical utility of GEP tests and was posted to give providers an opportunity to comment. Each of the draft LCDs include an assessment stating that the MAC does not believe that the new data are sufficient to change the coverage criteria. We have submitted comments on the draft LCD. The comment period on the last of these draft LCDs closed on August 8, 2021. We are unable to predict any future developments related to this matter.
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
In order to test specimens from New York, LDTs must be approved by the New York State Department of Health, or NYSDOH, on a test-by-test basis before they are offered. Our laboratory director must also be separately qualified to be a laboratory director in New York. DecisionDx-Melanoma, DecisionDx-UM, DecisionDx-PRAME, and DecisionDx-SCC have each been formally approved and we have been granted conditional permission by NYSDOH to offer our DecisionDx DiffDx-Melanoma tests in New York while our application is under review. Our laboratory director has been qualified by NYSDOH. We are subject to periodic inspection by the NYSDOH and are required to demonstrate ongoing compliance with NYSDOH regulations and standards. To the extent NYSDOH identified any non-compliance and we are unable to remedy such non-compliance, the State of New York could withdraw approval for our products. We will need to seek NYSDOH approval of any future LDTs we develop and want to offer for clinical testing to New York residents, and there can be no assurance that we will be able to obtain such approval.
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
Additionally, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act enacted on March 27, 2020, also known as the CARES Act, which is designed to provide financial support and resources to individuals and business affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020. The Consolidated Appropriations Act, 2021, which was signed into law on December 27, 2020, extended the suspension of the 2% Medicare sequester through March 31, 2021 and An Act to Prevent Across-the-Board Direct Spending Cuts, and for Other Purposes, which was signed into law on April 14, 2021, extended the sequester through December 31, 2021.
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
•the federal transparency requirements under the Physician Payments Sunshine Act, created under the ACA, which requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program to annually report to CMS information related to payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals and physician ownership and investment interests, including such ownership and investment interests held by a physician’s immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding their relationships with physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives during the previous year. Failure to submit required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission, and may result in liability under other federal laws or regulations. We believe that we are exempt from these reporting requirements. We cannot assure you, however, that our regulators, principally the federal government, will agree with our determination, and a determination that we have violated these laws and regulations, or a public announcement that we are being investigated for possible violations, could adversely affect our business;

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
Our patent portfolio includes seven issued U.S. patents and seven pending U.S. patent applications, with foreign counterparts. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable tests or services, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our future patented technologies. We may not be successful in defending any such challenges made against our patents or patent applications. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents and increased competition to our business. Even if our patents are held valid and enforceable, they may still be found insufficient to provide protection against competing products and services sufficient to achieve our business objectives. We may have to challenge the patents or patent applications of third parties, such as to counter infringement or unauthorized use. In addition, in an infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, or may refuse to enjoin the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. Even if we prevail against an infringer in a U.S. district court or foreign trial-level court, there is always the risk that the infringer will file an appeal and the initial court judgment will be overturned at the appeals court and/or that an adverse decision will be issued by the appeals court relating to the validity or enforceability of our patents. The outcome of patent litigation or other proceeding can be uncertain, and any attempt by us to enforce our patent rights against others or to challenge the patent rights of others may not be successful, or, if successful, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business.
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
If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.*
We have not yet registered certain of our trademarks in all of our potential markets, although we have registrations for, among others, DecisionDx, DecisionDx-UM, DecisionDx-Melanoma, DecisionDx-SCC and myPath Melanoma in the United States. Our current or future registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or descriptive determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During trademark registration proceedings, we may receive rejections. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. In addition, third parties have used trademarks similar and identical to our trademarks in foreign jurisdictions, and have filed or may in the future file for registration of such trademarks. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to market our products in those countries. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Although these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names.
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

Risks Related to Employee Matters and Managing Growth and Other Risks Related to Our Business
We are highly dependent on the services of our key personnel.*
We are highly dependent on the services of our key personnel, including Derek J. Maetzold, our President and Chief Executive Officer. Although we have entered into agreements with them regarding their employment, they are not for a specific term and each of may terminate their employment with us at any time though we are not aware of any present intention of any of these individuals to leave us, except as disclosed in Part II, Item 5, “Other Information” of this Quarterly Report on Form 10-Q.
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
We may engage in strategic transactions, such as the acquisition of businesses, assets, products or technologies, which could be disruptive to our existing operations, divert the attention of our management team and adversely impact our liquidity, cash flows, financial condition and results of operations.*
From time to time, we may consider strategic opportunities and engage in transactions such as acquisitions of businesses, assets, products or technologies, as well as technology licenses or investments in complementary businesses. For example, in May 28, 2021, we completed the acquisition of Myriad myPath Laboratory. Any such transactions may entail numerous operational and financial risks, including:
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
•inability to retain key personnel of any acquired businesses; and
•failure to realize any of the anticipated revenues, synergies, efficiencies or other benefits of a transaction within our estimated time frame or at all.
Additionally, with regard to the acquisition of Myriad myPath Laboratory, there can be no assurances regarding our ability to successfully integrate myPath Melanoma into our commercial offerings or whether myPath Melanoma will complement our existing offerings and enable us to provide a comprehensive molecular testing solution for difficult-to-diagnose melanocytic lesions.
We are unable to predict the timing, size or nature of any future transactions, whether they will be completed or financed on favorable terms, if at all, or what the impact of those transactions might be on our financial results, including if such transactions are not effectively and profitably integrated into our business. Our failure to successfully complete the integration of any business that we acquire could have an adverse effect on our prospects, business activities, cash flows, financial condition, results of operations and stock price. Additionally, our ability to successfully integrate, manage and derive benefits from any acquired business, asset, product or technology is unproven.
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

Under the Tax Cuts and Jobs Act of 2017, or the TCJA, as modified by the CARES Act, federal NOL carryforwards generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOL carryforwards in taxable years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the TCJA or the CARES Act.
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

Requirements associated with being a public company, including those associated with no longer qualifying as an emerging growth company and a smaller reporting company and becoming a large accelerated filer, will continue to increase our costs as well as divert significant company resources and management attention.*
We are subject to the reporting requirements of the Exchange Act or the other rules and regulations of the SEC and any securities exchange relating to public companies. Sarbanes-Oxley, as well as rules subsequently adopted by the SEC and The Nasdaq Stock Market LLC, or Nasdaq, to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory ‘‘say on pay’’ voting requirements that will apply to us when we cease to be an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management. We cannot assure you that we will satisfy our obligations as a public company on a timely basis.
We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Since our IPO, we have been afforded exemptions from certain public company reporting requirements and have been permitted to apply scaled disclosure requirements as a result of our status as an emerging growth company and a smaller reporting company. However, effective December 31, 2021, we will cease to be an emerging growth company and will no longer be permitted to apply the related exemptions. For example, in connection with this change, beginning with our Annual Report on Form 10-K for the year ending December 31, 2021 we will be required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting and be required to apply public company adoption dates to new and revised accounting standards. Further, we will be subject to the reporting deadlines of a large accelerated filer effective December 31, 2021. Beginning with our first Quarterly Report on Form 10-Q for the fiscal year ending December 31, 2022, we will no longer qualify as a smaller reporting company and we will be unable to take advantage of scaled disclosure requirements. If we are unable to comply with these requirements on a timely basis or if the attention of our management and personnel is diverted from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. The increased costs will increase our net loss or decrease our net income, and may require us to reduce costs in other areas of our business or increase the prices of our products. In addition, as a larger public company, it may be more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified personnel to serve on our board of directors, our board committees or as executive officers.
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
We are currently an emerging growth company and a smaller reporting company and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.*
As an emerging growth company as defined in the JOBS ACT, we have taken advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:
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
In addition, being an emerging growth company the JOBS Act has allowed us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act.
As a smaller reporting company as defined in the Exchange Act, we have taken advantage of certain of the scaled disclosures available to smaller reporting companies.
The market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2021. Therefore, effective December 31, 2021, we will cease to be an emerging growth company and will no longer be permitted to rely upon the exemptions afforded to emerging growth companies. Additionally, effective with our first Quarterly Report on Form 10-Q for the fiscal year ending December 31, 2022, we will no longer qualify as a smaller reporting company and will not be permitted to take advantage of the scaled disclosures.
Until then, we cannot predict if investors will find our common stock less attractive because of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.*
Based upon shares outstanding as of June 30, 2021, our executive officers, directors and the known holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 30% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Use of Proceeds from IPO of Common Stock
On July 29, 2019, we completed the IPO, pursuant to which we issued and sold 4,600,000 shares of our common stock, including 600,000 shares associated with the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $16.00 per share.
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
Since the effective date of our registration statement through June 30, 2021, we have not used any of the net proceeds from the IPO. Pending such uses, we have invested, and plan to continue to invest, the balance of the net proceeds from the IPO in cash and cash equivalent securities or highly liquid investment securities.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
On August 4, 2021, Bernhard E. Spiess, our Chief Business Officer, notified us of his intention to resign effective December 31, 2021. Until such time, Mr. Spiess is expected to continue to serve in his current role and maintain his current responsibilities. Mr. Spiess’s intention to resign is not the result of any disagreement with us.

On August 5, 2021, David Kabakoff, Ph.D. resigned from his position as a member of our Board of Directors, including each committee of our Board of Directors on which he was a member, effective immediately. Dr. Kabakoff’s resignation was not due to any disagreement with us on any matter related to operations, policies or practices.

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

10.1*+	Consulting Agreement, dated May 7, 2021, by and among the Registrant and Joseph C. Cook III
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).
_____________________________________
*    Filed herewith
**    Furnished herewith.
+    Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASTLE BIOSCIENCES, INC.

Date:	August 9, 2021	By:	/s/ Derek J. Maetzold
Derek J. Maetzold President and Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2021	By:	/s/ Frank Stokes
Frank Stokes Chief Financial Officer (Principal Financial and Accounting Officer)