Form 10-Q
period 2021-09-30
CASTLE BIOSCIENCES INC
filed 2021-11-08
CIK 1447362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2021, there were 25,300,343 shares of common stock, $0.001 par value per share, issued and outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$363,177	$409,852
Accounts receivable, net	18,532	12,759
Inventory	2,375	2,217
Prepaid expenses and other current assets	5,500	4,766
Total current assets	389,584	429,594
Long-term accounts receivable, net	1,410	1,096
Property and equipment, net	8,866	7,102
Intangible asset, net	32,104	—
Other assets – long-term	1,728	1,536
Total assets	$433,692	$439,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,766	$2,098
Accrued compensation	12,120	9,108
Medicare advance payment	2,999	6,615
Other accrued liabilities	3,108	3,055
Total current liabilities	20,993	20,876
Noncurrent portion of Medicare advance payment	—	1,735
Deferred rent and other liabilities	986	1,026
Total liabilities	21,979	23,637
Commitments and Contingencies (Note 10)
Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of September 30, 2021 and December 31, 2020; no shares issued and outstanding as of September 30, 2021 and December 31, 2020.	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 25,286,546 and 24,812,487 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.	25	25
Additional paid-in capital	499,046	478,162
Accumulated deficit	(87,358)	(62,496)
Total stockholders’ equity	411,713	415,691
Total liabilities and stockholders’ equity	$433,692	$439,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
NET REVENUES	$23,475	$15,217	$69,046	$45,350
OPERATING EXPENSES AND OTHER OPERATING LOSS
Cost of sales (exclusive of amortization of acquired intangible asset)	4,500	2,475	11,225	7,012
Research and development	7,500	3,058	20,201	8,675
Selling, general and administrative	22,595	11,703	61,578	33,173
Amortization of acquired intangible asset	694	—	950	—
Other operating loss	—	1,882	—	—
Total operating expenses	35,289	19,118	93,954	48,860
Operating loss	(11,814)	(3,901)	(24,908)	(3,510)
Interest income	23	18	51	354
Interest expense	—	(706)	—	(2,239)
Loss before income taxes	(11,791)	(4,589)	(24,857)	(5,395)
Income tax expense	—	—	5	—
Net loss and comprehensive loss	$(11,791)	$(4,589)	$(24,862)	$(5,395)

Loss per share:
Basic	$(0.47)	$(0.23)	$(0.99)	$(0.29)
Diluted	$(0.47)	$(0.23)	$(0.99)	$(0.29)

Weighted-average shares outstanding:
Basic	25,287	19,936	25,072	18,290
Diluted	25,287	19,936	25,072	18,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2020	—	$—	17,130,907	$17	$137,308	$(52,212)	$85,113
Stock compensation expense	—	—	—	—	1,577	—	1,577
Exercise of common stock options	—	—	32,602	—	71	—	71
Issuance of common stock under the employee stock purchase plan	—	—	39,987	—	603	—	603
Net income	—	—	—	—	—	570	570
BALANCE, MARCH 31, 2020	—	$—	17,203,496	$17	$139,559	$(51,642)	$87,934
Stock compensation expense	—	—	—	—	1,653	—	1,653
Exercise of common stock options	—	—	170,373	—	330	—	330
Public offering of common stock, net of underwriting discounts, commissions and offering costs	—	—	2,000,000	2	69,079	—	69,081
Net loss	—	—	—	—	—	(1,376)	(1,376)
BALANCE, JUNE 30, 2020	—	$—	19,373,869	$19	$210,621	$(53,018)	$157,622
Stock compensation expense	—	—	—	—	2,118	—	2,118
Exercise of common stock options	—	—	129,090	1	291	—	292
Issuance of common stock under the employee stock purchase plan	—	—	41,467	—	693	—	693
Public offering of common stock, net of underwriting discounts, commissions and offering costs	—	—	300,000	—	10,423	—	10,423
Net loss	—	—	—	—	—	(4,589)	(4,589)
BALANCE, SEPTEMBER 30, 2020	—	$—	19,844,426	$20	$224,146	$(57,607)	$166,559

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2021	—	$—	24,812,487	$25	$478,162	$(62,496)	$415,691
Stock compensation expense	—	—	—	—	4,913	—	4,913
Exercise of common stock options	—	—	171,315	—	991	—	991
Issuance of common stock under the employee stock purchase plan	—	—	70,711	—	1,233	—	1,233
Public offering of common stock, adjustment to offering costs	—	—	—	—	39	—	39
Net loss	—	—	—	—	—	(4,280)	(4,280)
BALANCE, MARCH 31, 2021	—	$—	25,054,513	$25	$485,338	$(66,776)	$418,587
Stock compensation expense	—	—	—	—	4,766	—	4,766
Exercise of common stock options	—	—	109,540	—	1,354	—	1,354
Net loss	—	—	—	—	—	(8,791)	(8,791)
BALANCE, JUNE 30, 2021	—	$—	25,164,053	$25	$491,458	$(75,567)	$415,916
Stock compensation expense	—	—	—	—	5,210	—	5,210
Exercise of common stock options	—	—	82,756	—	1,523	—	1,523
Issuance of common stock under the employee stock purchase plan	—	—	39,737	—	855	—	855
Net loss	—	—	—	—	—	(11,791)	(11,791)
BALANCE, SEPTEMBER 30, 2021	—	$—	25,286,546	$25	$499,046	$(87,358)	$411,713

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(24,862)	$(5,395)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,956	312
Stock compensation expense	14,889	5,348
Amortization of debt discounts and issuance costs	—	666
Other	(99)	3
Change in operating assets and liabilities:
Accounts receivable	(6,087)	1,855
Prepaid expenses and other current assets	(734)	(1,767)
Inventory	(28)	(442)
Other assets	(193)	(1,503)
Accounts payable	673	211
Accrued compensation	3,012	575
Medicare advance payment	(5,351)	8,350
Other accrued liabilities	619	1,709
Deferred rent and other liabilities	3	373
Net cash (used in) provided by operating activities	(16,202)	10,295

INVESTING ACTIVITIES
Purchases of property and equipment	(2,590)	(4,162)
Asset acquisition	(33,184)	—
Proceeds from sale of property and equipment	6	2
Net cash used in investing activities	(35,768)	(4,160)

FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of underwriting discounts, commissions and offering costs	—	79,504
Payment of common stock offering costs	(336)	—
Repayments on term debt	—	(3,333)
Proceeds from exercise of common stock options	3,868	692
Proceeds from contributions to the employee stock purchase plan	1,763	1,207
Net cash provided by financing activities	5,295	78,070

NET CHANGE IN CASH AND CASH EQUIVALENTS	(46,675)	84,205
Beginning of period	409,852	98,845
End of period	$363,177	$183,050

DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued purchases of property and equipment	$190	$32
Property and equipment acquired with tenant improvement allowance	$54	$714

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization and Description of Business
Castle Biosciences, Inc. (the ‘‘Company’’, “we”, “us”, or “our”) was incorporated in the state of Delaware on September 12, 2007. We are a commercial-stage dermatological cancer company focused on providing physicians and their patients with personalized, clinically actionable genomic information to make more accurate treatment decisions. We are based in Friendswood, Texas (a suburb of Houston, Texas) and all of our laboratory operations are conducted at our facilities located in Phoenix, Arizona.
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
Reclassification
Certain prior year amounts in our condensed consolidated statements of operations and comprehensive loss have been reclassified to conform to the current year presentation. Specifically, we no longer present gross margin and therefore the cost of sales line is now presented within the operating expenses section of the condensed consolidated statements of operations and comprehensive loss. This reclassification had no impact on operating loss, loss before income taxes, net loss, comprehensive loss or loss per share.
Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheet as of September 30, 2021; the condensed consolidated statements of operations and comprehensive loss, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2021 and 2020; and the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our consolidated financial position as of September 30, 2021 and the results of our consolidated operations and our consolidated cash flows for the three and nine months ended September 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2021 and 2020 are also unaudited. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. The balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim consolidated financial statements. These consolidated financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 11, 2021.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates include revenue recognition, the valuation of stock-based compensation, assessing future tax

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

exposure and the realization of deferred tax assets, the useful lives and recoverability of long-lived assets, the valuation of acquired intangible assets and contingent liabilities. We base these estimates on historical and anticipated results, trends, and various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and assumptions. We have considered the potential impact of the COVID-19 pandemic on our estimates and assumptions. The extent to which the COVID-19 pandemic may impact our estimates in future periods is uncertain and subject to change.
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
We accrue an allowance for doubtful accounts against our accounts receivable when it is probable that an account is not collectible, based on write off history, credit risk of specific accounts, aging analysis and other information available on specific accounts. We generally do not perform evaluations of customers’ financial condition and generally do not require collateral. Accounts receivable are written off when all efforts to collect the balance have been exhausted. Historically, our bad debt expense has not been significant. The allowance for doubtful accounts was zero as of September 30, 2021, and December 31, 2020. Adjustments for implicit price concessions attributable to variable consideration, as discussed above, are incorporated into the measurement of the accounts receivable balances and are not part of the allowance for doubtful accounts.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Other Operating Loss
On April 10, 2020, we received an automatic payment of $1.9 million from the U.S. Department of Health and Human Services (“HHS”) pursuant to the Coronavirus Aid, Relief and Economic Security Act enacted on March 27, 2020, also known as the CARES Act, out of relief funds allocated by HHS to healthcare providers to reimburse healthcare related expenses or lost revenues attributable to COVID-19. This automatic payment was calculated by HHS in proportion to the providers’ share of Medicare fee-for-service reimbursements in 2019 and was applicable to all facilities and providers that received Medicare fee-for-service reimbursements in 2019. In the second quarter of 2020, based on guidance issued by HHS at the time that stated any reasonable method could be used to calculate lost revenues attributable to COVID-19, we concluded it would qualify to retain the relief funds and recognized the funds received as other operating income during the three months ended June 30, 2020. On September 19, 2020, HHS issued a notice of reporting requirements that changed the methodology for determining lost revenues to be based on a patient care operating income metric, as defined by HHS. Due to this change in methodology and uncertainty in its application, we determined that it was no longer reasonably assured of keeping the funds. Therefore, in the three months ended September 30, 2020, we reversed the previously recognized income. However, in the fourth quarter of 2020, a legislative change was enacted affecting the program, under which we concluded it is reasonably assured we will qualify to retain the funds. Accordingly, we recognized the income again in the fourth quarter of 2020.
Intangible Asset
Our intangible asset consists of acquired developed technology. The intangible asset is considered to be finite-lived and is being amortized on a straight-line basis over its estimated useful life.
Accrued Compensation
We accrue for liabilities under discretionary employee and executive bonus plans. These estimated compensation liabilities are based on progress against corporate objectives approved by our board of directors, compensation levels of eligible individuals, and target bonus percentage levels. The board of directors reviews and evaluates the performance against these objectives and ultimately determines what discretionary payments are made. We also accrue for liabilities under employee sales incentive bonus plans with accruals based on performance achieved to date compared to established targets. As of September 30, 2021 and December 31, 2020, we accrued $8,999,000 and $7,175,000, respectively, for liabilities associated with these bonus plans. These amounts are classified as current or noncurrent accrued liabilities in the balance sheets based on the expected timing of payment.
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
In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes FASB ASC Topic 840, Leases, and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method for finance leases or on a straight-line basis over the term of the lease for operating leases. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. For companies that are not EGCs’, ASU 2016-02 was effective for fiscal years beginning after December 15, 2018. For EGCs, the effective date of the ASU has been deferred to fiscal years beginning after December 15, 2021, and interim periods within fiscal years

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

beginning after December 15, 2022. However, because we will no longer be an EGC effective December 31, 2021, we will adopt the new standard in the fourth quarter of 2021 using the modified retrospective method, under which we will apply Topic 842 to existing and new leases as of January 1, 2021, but prior periods will not be restated and will continue to be reported under Topic 840 guidance in effect during those periods. We do not expect the adoption of this standard to have a material impact on our consolidated statements of operations and comprehensive loss or our consolidated statements of cash flows, but we expect to recognize right-of-use assets and liabilities for lease obligations associated with our operating leases.
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

3. Revenue
All of our revenues from contracts with customers are associated with the provision of diagnostic and prognostic cancer testing services. Most of our revenues are attributable to DecisionDx®-Melanoma for cutaneous melanoma. We also provide a test for uveal melanoma, DecisionDx®-UM. We launched a test for patients with cutaneous squamous cell carcinoma, DecisionDx®-SCC in August 2020 and launched a test for use in patients with suspicious pigmented lesions, DecisionDx® DiffDx™-Melanoma in November 2020. We began offering a test for difficult-to-diagnose melanocytic lesions, myPath Melanoma, following an asset acquisition completed in May 2021. Information on the disaggregation of revenues by our significant third-party payors is included under Payor Concentration below.
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
In the absence of LCD coverage or contractually established reimbursements rates, we have concluded that our contracts include variable consideration because the amounts paid by Medicare or commercial health insurance carriers may be paid at

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

less than our standard rates or not paid at all, with such differences considered implicit price concessions. Variable consideration attributable to these price concessions is measured at the expected value using the ‘‘most likely amount’’ method under ASC 606. The amounts are determined by historical average collection rates by test type and payor category taking into consideration the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as the judgment and actions of third parties. Such variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. Variable consideration may be constrained and excluded from the transaction price in situations where there is no contractually agreed upon reimbursement coverage or in the absence of a predictable pattern and history of collectability with a payor. Accordingly, in such situations revenues are recognized on the basis of actual cash collections. Variable consideration for Medicare claims that are not covered by an LCD, including those claims subject to approval by an ALJ at an appeal hearing, is deemed to be fully constrained due to factors outside our influence (i.e., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. Included in revenues for the three months ended September 30, 2021 and 2020 were $(92,000) and $1,450,000, respectively, of net (negative) positive revenue adjustments associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods. Such amounts of variable consideration for the nine months ended September 30, 2021 and 2020 were $4,130,000 and $223,000, respectively. These amounts include (i) adjustments for actual collections versus estimated amounts and (ii) cash collections and the related recognition of revenue in current period for tests delivered in prior periods due to the release of the constraint on variable consideration.
Because our contracts with customers have an expected duration of one year or less, we have elected the practical expedient in ASC 606 to not disclose information about our remaining performance obligations. Any incremental costs to obtain contracts are recorded as selling, general and administrative expense as incurred due to the short duration of our contracts. Contract balances consisted of accounts receivable (both current and noncurrent) and the Medicare advance payment (discussed further below) as of September 30, 2021 and December 31, 2020.
Medicare Advance Payment
On April 16, 2020, we received an advance payment of $8.3 million (the “Advance Payment”) from the Centers for Medicare & Medicaid Services (“CMS”) under its Accelerated and Advance Payment Program, which was expanded to provide increased cash flow to service providers during the COVID-19 pandemic. Recoupment of the Advance Payment commenced in April 2021. For the first eleven months of recoupment, CMS will apply 25% of the Medicare payments otherwise owed to us against the balance of the Advance Payment. After this eleven-month period, CMS will recoup at a rate of 50% of the Medicare payments otherwise owed to us for an additional six months. If the Advance Payment is not fully recovered by CMS after this recoupment period, we will be required to repay any remaining balance. The remaining balance of the Advance Payment is recorded as a current liability on our consolidated balance sheet as of September 30, 2021. Through September 30, 2021, $5,351,000 has been applied against the balance of the Advance Payment.
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

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Our significant third-party payors and their related revenues as a percentage of total revenues and accounts receivable balances are as follows:

	Percentage of Revenues
	Nine Months Ended September 30,		Percentage of Accounts Receivable (current)		Percentage of Accounts Receivable (non-current)
	2021	2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Medicare	57%	54%	26%	15%	—%	—%
Medicare Advantage plans	27%	28%	37%	40%	18%	25%
BlueCross BlueShield plans	7%	8%	22%	26%	49%	44%

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
The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in our calculation of diluted loss earnings per share for the three and nine months ended September 30, 2021 and 2020 because to do so would be antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options and restricted stock units (“RSUs”)	3,369	2,767	3,401	2,732
Common stock warrants	—	35	—	35
Employee stock purchase plan	58	101	63	104
Total	3,427	2,903	3,464	2,871

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

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Leasehold improvements	$4,419	$1,388
Lab equipment	3,139	2,037
Computer equipment	2,139	1,305
Furniture and fixtures	985	436
Construction in progress	789	3,590
Total	11,471	8,756
Less accumulated depreciation	(2,605)	(1,654)
Property and equipment, net	$8,866	$7,102
Depreciation expense was recorded in the unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of sales (exclusive of amortization of acquired intangible asset)	$120	$85	$333	$225
Research and development	67	8	175	13
Selling, general and administrative	208	26	498	74
Total	$395	$119	$1,006	$312

7. Intangible Asset, Net
Our intangible asset, net consists of the following (in thousands):

	September 30, 2021			December 31, 2020
	Gross carrying value	Accumulated amortization	Net	Gross carrying value	Accumulated amortization	Net
Developed technology	$33,054	$(950)	$32,104	$—	$—	$—

The remaining useful life of the intangible asset was 11.7 years as of September 30, 2021.
The estimated future aggregate amortization expense as of September 30, 2021 is as follows (in thousands):

Years Ending December 31,
2021 (remainder of year)	$694
2022	2,753
2023	2,753
2024	2,761
2025	2,753
Thereafter	20,390
Total	$32,104

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

8. Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued service fees	$1,678	$1,543
Payroll tax liabilities	617	276
Clinical studies	431	348
Employee stock purchase plan contributions	211	536
Accrued royalties	116	151
Accrued state income taxes	10	62
Other	45	139
Total	$3,108	$3,055

9. Fair Value Measurements
The table below provides information, by level within the fair value hierarchy, of our financial assets and financial liabilities that are accounted for at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (in thousands):

	As of September 30, 2021
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds(1)	$362,462	$—	$—	$362,462

	As of December 31, 2020
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds(1)	$409,480	$—	$—	$409,480

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

11. Common Stock Offerings
On June 29, 2020, we issued and sold 2,000,000 shares of our common stock in a follow-on public offering at a price of $37.00 per share. We received $69,079,000 in net proceeds, after deducting underwriting discounts, commissions and offering costs. In connection with the offering, we granted the underwriters a 30-day option to purchase up to 300,000 additional shares of common stock at the public offering price, less underwriting discounts and commissions. On July 2, 2020, we issued and sold an additional 300,000 shares of common stock pursuant to the underwriters’ exercise in full of their option to purchase additional shares, which resulted in an additional net proceeds to us of $10,425,000. On December 18, 2020, we issued and sold

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

4,600,000 shares of our common stock in a follow-on public offering, including 600,000 shares associated with the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $58.00 per share. We received $250,201,000 in aggregate net proceeds, after deducting underwriting discounts and commissions and offering costs.

12. Stock Incentive Plans and Stock-Based Compensation
Stock Incentive Plans
Effective January 1, 2021, an additional 1,240,624 shares became available under our 2019 Equity Incentive Plan (the “2019 Plan”) pursuant to an automatic annual increase. As of September 30, 2021, 1,441,394 shares remained available for grant under the 2019 Plan.
Stock Options
Stock option activity under our stock plans for the nine months ended September 30, 2021 is set forth below:

		Weighted-Average
	Stock Options Outstanding	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2020	3,369,502	$28.11
Granted	241,600	$67.79
Exercised	(362,498)	$10.58
Forfeited/Cancelled	(137,873)	$30.97
Balance as of September 30, 2021	3,110,731	$33.11	8.20	$104,585
Exercisable at September 30, 2021 (1)	1,068,457	$17.58	7.38	$52,271

(1)In addition, 24,729 unvested options outstanding at September 30, 2021 may be exercised prior to vesting under an early exercise provision in the stock option award agreement. In the event of such exercise, the shares obtained upon exercise would be restricted and subject to forfeiture prior to vesting. No such exercises have occurred to date.
Restricted Stock Units
The following table summarizes our RSU activity for the nine months ended September 30, 2021:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2020	161,477	$59.16
Granted	68,208	67.74
Vested	—	—
Forfeited/Cancelled	(6,267)	63.56
Balance as of September 30, 2021	223,418	$61.66
Employee Stock Purchase Plan
The ESPP provides for certain automatic increases in the number of shares of common stock reserved for issuance, which resulted in an additional 248,124 shares becoming available under the ESPP effective January 1, 2021. During the nine months ended September 30, 2021, we issued 110,448 of common stock pursuant to scheduled purchases under the ESPP. As of September 30, 2021, 639,466 shares remained available for issuance under the ESPP.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Determining Fair Value - Summary of Assumptions
We use the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or any other measurement date. The following table sets forth the assumptions used to determine the fair value of stock options:

	Nine Months Ended September 30,
	2021	2020
Average expected term (years)	6	6
Expected stock price volatility	66.50% - 68.83%	59.15% - 63.82%
Risk-free interest rate	0.51% - 1.09%	0.28% - 1.76%
Dividend yield	—%	—%
The following table sets forth assumptions used to determine the fair value of the purchase rights issued under the ESPP:

	Nine Months Ended September 30,
	2021	2020
Average expected term (years)	1.2	1.2
Expected stock price volatility	62.17% - 86.50%	56.80% - 100.49%
Risk-free interest rate	0.06% - 0.20%	0.12% - 0.95%
Dividend yield	—%	—%
The fair value of our common stock is also an assumption used to determine the fair value of stock options and purchase rights under the ESPP. The fair value of our common stock is the closing selling price per share of as reported on the Nasdaq Global Market on the date of grant or other relevant determination date.
Previously, because of the limited period of time our stock had been traded in an active market, we calculated expected volatility by using the historical stock prices of a group of similar companies looking back over the estimated life of the option or the ESPP purchase right and averaging the volatilities of these companies. In the third quarter of 2021, we adjusted this calculation to include our own stock price on a relative basis to the peer group in the calculation of expected volatility, as our common stock has now been traded in an active market for more than two years.
We use the closing price of our common stock on the date of grant to determine the fair value of RSUs.
Stock-Based Compensation Expense
Stock-based compensation expense related to stock options, RSUs and the ESPP is included in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of sales (exclusive of amortization of acquired intangible asset)	$555	$268	$1,480	$674
Research and development	1,135	370	3,266	835
Selling, general and administrative	3,520	1,480	10,143	3,839
Total stock-based compensation expense	$5,210	$2,118	$14,889	$5,348

For the nine months ended September 30, 2021 and 2020, the weighted-average grant date fair value of options granted was $40.76 and $22.07 per option, respectively, and the weighted-average grant date fair value of the purchase rights granted under the ESPP was $28.23 and $17.43 per share, respectively. As of September 30, 2021, the total unrecognized compensation cost related to outstanding awards was $56,308,000, which is expected to be recognized on a straight-line basis over a weighted-

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

average period of 2.9 years. The total unrecognized compensation cost will be adjusted for forfeitures in future periods as they occur.

13. Subsequent Event
On October 18, 2021, we signed a definitive agreement to acquire Cernostics, Inc (“Cernostics”). Under the terms of the definitive agreement, Cernostics will become our wholly owned subsidiary. At closing, we will pay upfront consideration of approximately $30 million, which may consist entirely of cash or a combination of $20 million in cash and $10 million in shares of our common stock, at our sole discretion. A portion of the upfront cash consideration will be held in escrow for a specified period following the closing to secure post-closing adjustments and indemnification claims, if any. If we choose to pay the $10 million in our common stock, the number of shares issued at the closing will be based on a price per share equal to $65.03. The upfront cash portion of the consideration is subject to a customary post-closing purchase price adjustment mechanism for, among other things, cash, unpaid indebtedness, unpaid transaction expenses and working capital. Under the definitive agreement, we have also agreed to pay up to an additional $50 million in cash or our common stock, at our sole discretion, based on the achievement of certain commercial milestones relating to the year ending December 31, 2022.

The closing is subject to delivery of certain financial statements to us by Cernostics, the continued of employment of certain Cernostics personnel and satisfaction of other customary conditions. Among other termination provisions, we and Cernostics each have the right to terminate the definitive agreement, subject to certain conditions and limitations, if the closing has not occurred prior to November 30, 2021, which may be extended for up to 60 days if necessary for Cernostics to provide certain financial statements and/or if more than 5% of the aggregate number of shares of Cernostics capital stock have not waived their appraisal rights.

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

Overview
We are a commercial-stage dermatological cancer company focused on providing physicians and their patients with personalized, clinically actionable genomic information to make more accurate treatment decisions. We believe that the traditional approach to developing a treatment plan for certain cancers using clinical and pathology factors alone is inadequate and can be improved by incorporating personalized genomic information. Our non-invasive products utilize proprietary algorithms to provide an assessment of a patient’s specific risk of metastasis or recurrence of their cancer, allowing physicians to identify patients who are likely to benefit from an escalation of care as well as those who may avoid unnecessary medical and surgical interventions. Since our inception in 2008, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, discovering product candidates, conducting clinical study activities to generate evidence demonstrating the clinical validity, clinical utility, economic benefits, and patient outcomes of our products, and commercialization activities for those products. We currently market five proprietary multianalyte assay with algorithmic analysis gene expression profile, or GEP, products and generate substantially all of our revenue from DecisionDx-Melanoma and DecisionDx-UM.
Our lead product, DecisionDx®-Melanoma, is a proprietary GEP test that predicts the risk of metastasis or recurrence (risk-stratifies) for patients diagnosed with invasive cutaneous melanoma, a deadly skin cancer. This test has two current clinically actionable uses. The first use immediately following diagnosis predicts a patient’s likelihood of having a sentinel lymph node negative biopsy result so that physicians and patients can discuss the risk and benefit of undergoing sentinel lymph node biopsy, or SLNB, surgery. The second use is to inform the appropriate treatment plan, regardless of the decision to undergo or avoid the SLNB surgery. In a typical year, we estimate more than 130,000 patients are diagnosed with invasive cutaneous melanoma in the United States. We launched DecisionDx-Melanoma in May 2013. We also market DecisionDx®-UM, which is a proprietary GEP test that predicts the risk of metastasis (risk-stratifies) for patients with uveal melanoma, a rare eye cancer. We launched DecisionDx-UM in January 2010. Based on the substantial clinical evidence that we have developed, we have received Medicare coverage for DecisionDx-Melanoma and DecisionDx-UM, which represents approximately 50% of the addressable patient population for both of these tests.
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

In May 2021, we completed the acquisition of all the equity of Myriad myPath, LLC, or the Myriad myPath Laboratory, from Myriad Genetics for a cash purchase price of $32.5 million. myPath Melanoma is a clinically validated GEP test designed to be used as an adjunct to histopathology when the distinction between a benign nevus and a malignant melanoma cannot be made confidently by histopathology alone. Our myPath Melanoma offering complements our DecisionDx DiffDx-Melanoma offering and enables us to provide a comprehensive diagnostic offering (or CDO) molecular testing solution for difficult-to-diagnose melanocytic lesions.
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
In October 2021, we signed a definitive agreement to acquire Cernostics, Inc., or Cernostics. Cernostics specializes in spatial biology and artificial intelligence-driven image analysis of tissue biopsies. Its TissueCypher® Barrett’s Esophagus Assay is a precision medicine test designed to predict future development of high-grade dysplasia and/or esophageal cancer in patients with Barrett’s esophagus. Under the terms of the definitive agreement, Cernostics will become our wholly owned subsidiary. Upon finalization of the transaction, the management team and other staff based in Pittsburgh are expected to stay with us. Cernostics’ laboratory and operations will remain in Pittsburgh. We believe the combined strengths of Castle and Cernostics will position us for continued growth and success in the diagnostics space, complementing our first-to-market dermatologic franchise. At closing, we will pay upfront consideration of approximately $30 million, which may consist entirely of cash or a combination of $20 million in cash and $10 million in shares of our common stock, at our sole discretion. Under the definitive agreement, we have also agreed to pay up to an additional $50 million in cash or our common stock, at our sole discretion, based on the achievement of certain commercial milestones relating to the year ending December 31, 2022. The closing is subject to delivery of certain financial statements to us by Cernostics, the continued of employment of certain Cernostics personnel and satisfaction of other customary conditions.
We have processed over 90,000 clinical samples since our inception. For the nine months ended September 30, 2021 our revenue was $69.0 million compared to $45.4 million for the nine months ended September 30, 2020.
The number of test reports we generate is a key indicator that we use to assess our business. A test report is generated when we receive a sample in our laboratory, the relevant information relating to that test is entered into our Laboratory Information Management System, the genomic profile of the sample is performed and a report providing the results of that profile is sent to the physician who ordered the test. The numbers of DecisionDx-Melanoma, DecisionDx-SCC, DecisionDx DiffDx-Melanoma and myPath Melanoma (collectively, our comprehensive diagnostic offering for difficult-to-diagnose melanocytic lesions, or CDO), and DecisionDx-UM test reports delivered by us during the nine months ended September 30, 2021 and 2020 are presented in the table below:

	Proprietary Dermatologic GEP Tests
	DecisionDx- Melanoma	DecisionDx-SCC(1)	CDO(2)	Dermatologic Total	DecisionDx-UM	Grand Total
Q1 2021	4,060	527	218	4,805	337	5,142
Q2 2021	5,128	784	627	6,539	468	7,007
Q3 2021	5,505	934	913	7,352	375	7,727
For the nine months ended September 30, 2021	14,693	2,245	1,758	18,696	1,180	19,876

Q1 2020	4,574	—	—	4,574	361	4,935
Q2 2020	3,008	—	—	3,008	306	3,314
Q3 2020	4,404	57	—	4,461	318	4,779
For the nine months ended September 30, 2020	11,986	57	—	12,043	985	13,028

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
The principal focus of our current commercial efforts is to distribute our molecular diagnostic testing products through our direct sales force in the U.S. We began 2020 with 32 outside sales territories. In the third quarter of 2020, we expanded our commercial team to create a dedicated sales force of ten territories to support the launch of our DecisionDx Diff-Dx Melanoma test to dermatopathologists. During the first half of 2021, we folded this dedicated team into our existing sales team as well as completed a further expansion, bringing our dermatologic sales force to the mid-60s. In connection with our pending acquisition of Cernostics, we expect to hire a dedicated commercial team of initially 13 to 15 outside sales territories, along with commensurate internal sales associates and medical science liaisons, to support the TissueCypher Barrett’s Esophagus Assay.This dedicated team will focus on gastroenterology specialists that diagnose and manage patients with Barrett’s Esophagus.
We continue to see new clinicians order our dermatologic tests for the first time. For the nine months ended September 30, 2021, we saw approximately 1,408 new ordering clinicians for our dermatologic tests compared to 1,047 during the same period of 2020.
For additional information on the metrics we disclose, refer to “Information about certain metrics” below.
In developing our DecisionDx-SCC and DecisionDx DiffDx-Melanoma tests, we believed that in addition to addressing significant unmet clinical needs, we would see leverage as many of the current DecisionDx-Melanoma clinicians would likely be the same clinicians who would find value in these other skin cancer tests. For example, we found that for the nine months ended September 30, 2021, approximately 76% of all DecisionDx-SCC ordering clinicians were clinicians that had also ordered our DecisionDx-Melanoma test during that same period.
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
On May 17, 2019, the Centers for Medicare & Medicaid Services, or CMS, determined that DecisionDx-UM meets the criteria for existing advanced diagnostic laboratory test, or ADLT, status, also referred to as “existing ADLT” status. Accordingly, in 2021 the DecisionDx-UM Medicare rate will be set annually based upon the median private payor rate for the first half of the second preceding calendar year. Note that our rate for 2020 was set by Noridian, our local MAC, but our rate for 2021 for DecisionDx-UM is $7,776 based on the median private payor rate. Also, on May 17, 2019, CMS determined that DecisionDx-Melanoma meets the criteria for ‘‘new ADLT’’ status. Accordingly, from July 1, 2019 through March 31, 2020 the Medicare reimbursement rate was equal to the initial list price of $7,193. From April 1, 2020 through December 31, 2021, CMS notified us that the rate will also be $7,193, which was calculated based upon the median private payor rate for DecisionDx-Melanoma from July 1, 2019 to November 30, 2019. Beginning in 2022, the rate for both DecisionDx-Melanoma and UM will be set annually based upon the median private payor rate for the first half of the second preceding calendar year. For example, the rate for 2022 will be set using median private payor rate data from January 1, 2020 to June 30, 2020.
In the second quarter of 2020, we submitted our technical assessment dossier for DecisionDx-SCC to Palmetto and Noridian. The dossier was accepted as complete in the third quarter of 2020. In early 2021, we submitted our technical assessment dossier for DecisionDx DiffDx-Melanoma. The dossier was accepted as complete in the first quarter of 2021. As of today, the Palmetto MolDx program has not posted a second open comment period for 2021. Accordingly, given the proximity to year end, we believe that the next open comment period for MolDx LCDs will be in the first quarter of 2022. However, there is no assurance that the timing of any draft LCD or final LCD will match our expectations or our historical experience with LCDs for our other tests.
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
•We saw positive trends in orders and test report volume in the second and third quarters of 2021. In the second and third quarters of 2021, test reports delivered for DecisionDx-Melanoma increased by 70.5% and 25.0%, respectively, compared to the same quarters in 2020. On a sequential basis, second quarter 2021 test report volume for DecisionDx-Melanoma increased by 26.3% compared to the first quarter of 2021 and third quarter 2021 test report volume for DecisionDx-Melanoma increased by 7.4% compared to the second quarter of 2021.

•Our commercial team uses a combination of in-person, virtual, and non-personal promotional and educational efforts. Since the beginning of 2021, we have seen improvement in both the number of promotional calls per day as well as a continued shift from virtual to in-person sales calls. During the three-months ended September 30, 2021, in-person sales calls accounting for approximately 90% of all calls during such period. However, we have not yet achieved pre-COVID-19 levels of calls per day per sales representative.
•Our future results will be dependent upon the extent and duration of the COVID-19 crisis, including the emergence and spread of variants of the virus, such as the Delta variant, and government restrictions, which are beyond our control. Although state and local government restrictions put in place to slow the spread of the virus have been eased in certain locations, restrictions may be reinstated from time to time in various regions depending on the circumstances, potentially impacting the flow of future patient visits as well as access to our sales targets. Even with the easing of state and local restrictions and the availability of vaccinations, patient visits and diagnosis of cutaneous melanoma may be impacted by continued apprehension regarding possible exposure to the virus. For example, our analysis of third-party data indicates that cutaneous melanoma diagnoses during the three months ended September 30, 2021 remain approximately 16% below historical 2019 levels.
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
New ordering clinicians for our dermatologic tests represents the number of clinicians who ordered a dermatologic test from us for the first time during the reporting period specified. A dermatologic test is DecisionDx-Melanoma, DecisionDx-SCC or our CDO. We believe this metric is useful in evaluating the effectiveness of our sales and marketing efforts in establishing new relationships with clinicians and increasing the adoption of our dermatologic tests. We also believe this metric provides useful information to investors in assessing our ability to expand the use of our dermatologic tests. Since this metric is based upon the reporting period in which an order is placed, it does not necessarily correspond to the reporting period in which a test report was delivered or in which any revenue was recognized.

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

We expect to use a portion of the proceeds from the June 2020 and December 2020 follow-on public offerings to further support and accelerate our research and development activities, including three important studies that are underway to support our DecisionDx-Melanoma test. The first is the PERSONALize study, in which we are evaluating DecisionDx-Melanoma for interactions with adjuvant therapies. The second is the CONNECTION study, which is collecting long-term outcomes for up to 10,000 patients who have been tested with DecisionDx-Melanoma. The third is the DECIDE study, which is designed to determine the association of GEP test results with SLNB surgical decisions in patients eligible for SLNB as well as to track outcomes for patients who did and did not undergo SLNB. Also, as noted above, we recently initiated a 4,800 patient, prospective, multi-center clinical study to develop, validate and bring to market a pipeline test aimed at predicting systemic therapy response for patients with moderate to severe psoriasis, atopic dermatitis and related conditions. We have also initiated two additional disease studies for pipeline tests for new indications.
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

Comparison of the three months ended September 30, 2021 and 2020
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2021	2020
	(unaudited)
Net revenues	$23,475	$15,217	$8,258	54.3%
Operating expenses and other operating loss:
Cost of sales (exclusive of amortization of acquired intangible asset)	4,500	2,475	2,025	81.8%
Research and development	7,500	3,058	4,442	145.3%
Selling, general and administrative	22,595	11,703	10,892	93.1%
Amortization of acquired intangible asset	694	—	694	NA
Other operating loss	—	1,882	(1,882)	(100.0)%
Total operating expenses	35,289	19,118	16,171	84.6%
Operating loss	(11,814)	(3,901)	(7,913)	NM
Interest income	23	18	5	27.8%
Interest expense	—	(706)	706	100.0%
Loss before income taxes	(11,791)	(4,589)	(7,202)	NM
Income tax expense	—	—	—	NA
Net loss	$(11,791)	$(4,589)	$(7,202)	NM

NA = not applicable
NM = not meaningful
The following table indicates the amount of stock-based compensation expense reflected in the line items above (in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Cost of sales (exclusive of amortization of acquired intangible asset)	$555	$268	$287
Research and development	1,135	370	765
Selling, general and administrative	3,520	1,480	2,040
Total stock-based compensation expense	$5,210	$2,118	$3,092

Net Revenues
For the three months ended September 30, 2021 net revenues increased by $8.3 million, or 54.3%, to $23.5 million compared to the three months ended September 30, 2020 and was primarily attributable to higher DecisionDx-Melanoma and DecisionDx-UM test revenues. Overall, the increased revenues reflect both higher report volumes for both DecisionDx-Melanoma and DecisionDx-UM and higher per-unit revenues, partially offset by the effects of revenue adjustments related to tests delivered in prior periods. We believe the higher test report volume during the three months ended September 30, 2021 reflects the relaxing of COVID-19 restrictions and the related positive impacts on the flow of patient visits as well as the effects of our sales force expansion. The higher per-unit revenues include the effect of the expanded LCD for DecisionDx-Melanoma that became effective in the fourth quarter of 2020 and the higher Medicare rate for DecisionDx-UM that became effective January 1, 2021, as discussed above. For the three months ended September 30, 2021, we experienced a 24.5% increase in total DecisionDx-Melanoma and DecisionDx-UM test reports delivered, compared to the three months ended September 30, 2020. For the three months ended September 30, 2021 and 2020, we recorded net (negative) positive revenue adjustments of $(0.1) million and $1.5 million, respectively, related to tests delivered in previous periods, associated with changes in estimated variable consideration.

Cost of Sales (exclusive of amortization of acquired intangible asset)
Cost of sales (exclusive of amortization of acquired intangible asset) for the three months ended September 30, 2021 increased by $2.0 million, or 81.8%, compared to the three months ended September 30, 2020, primarily due to increased costs for supplies and services, attributable to the higher activity levels, as well as higher personnel costs due to additional headcount in our laboratory testing operations. Due to the nature of our business, a significant portion of our cost of sales expenses represent fixed costs associated with our testing operations. Accordingly, our cost of sales expense will not necessarily increase or decrease commensurately with the change in net revenues from period to period.

Research and Development
Research and development expenses increased by $4.4 million, or 145.3%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. Approximately 55% of the increase was associated with increased personnel costs, which were primarily attributable to additional headcount, with the remainder primarily attributable to increases in other expenses associated with increased clinical study activity. Stock-based compensation expense included in research and development expense was $1.1 million for the three months ended September 30, 2021 compared to $0.4 million for the same period in 2020, reflecting both higher post-IPO stock option valuations as well as additional awards outstanding due to growth in headcount.

Selling, General and Administrative
SG&A expense increased by $10.9 million, or 93.1%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Approximately 67% of the increase is attributable to higher personnel costs, particularly due to increased headcount. We expanded our sales organization headcount in the third quarter of 2020 in preparation for the commercial launch of our DecisionDx DiffDx-Melanoma test and further expanded our sales team during the first and second quarters of 2021, bringing our dermatology-facing commercial team to the mid-60s. The higher personnel costs also reflect expanded headcount in our administrative support functions. The remainder of the increase was primarily associated with higher travel costs and additional expenses related to conferences and training events. Stock-based compensation expense included in SG&A expense was $3.5 million for the three months ended September 30, 2021 compared to $1.5 million for the same period in 2020, reflecting both higher post-IPO stock option valuations as well as additional awards outstanding due to growth in headcount.

Amortization of Acquired Intangible Asset

Amortization of acquired intangible asset for the three months ended September 30, 2021 of $0.7 million is related to the developed technology we acquired in May 2021, which is attributable to the myPath Melanoma test.

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

Interest Expense
Interest expense decreased by $0.7 million, or 100.0%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease is attributable to the repayment of our outstanding debt in full in December 2020.

Stock-Based Compensation Expense
Stock-based compensation expense, which is allocated among cost of sales, research and development expense and SG&A expense, totaled $5.2 million for the three months ended September 30, 2021 compared to $2.1 million for the three months ended September 30, 2020. We expect material increases in stock-based compensation expense in future periods, reflecting both higher post-IPO stock option valuations as well as additional awards outstanding due to growth in our headcount. As of September 30, 2021 we had 311 employees compared to 201 as of December 31, 2020. As of September 30, 2021, the total unrecognized stock-based compensation cost related to outstanding awards was $56.3 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 2.9 years. We expect to continue granting stock-based compensation awards, which we expect to further contribute to increases in stock-based compensation expense in future periods.
Results of Operations

Comparison of the nine months ended September 30, 2021 and 2020
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2021	2020
	(unaudited)
Net revenues	$69,046	$45,350	$23,696	52.3%
Operating expenses:
Cost of sales (exclusive of amortization of acquired intangible asset)	11,225	7,012	4,213	60.1%
Research and development	20,201	8,675	11,526	132.9%
Selling, general and administrative	61,578	33,173	28,405	85.6%
Amortization of acquired intangible asset	950	—	950	NA
Total operating expenses	93,954	48,860	45,094	92.3%
Operating loss	(24,908)	(3,510)	(21,398)	NM
Interest income	51	354	(303)	(85.6)%
Interest expense	—	(2,239)	2,239	100.0%
Loss before income taxes	(24,857)	(5,395)	(19,462)	NM
Income tax expense	5	—	5	NA
Net loss	$(24,862)	$(5,395)	$(19,467)	NM

NA = not applicable
NM = not meaningful
The following table indicates the amount of stock-based compensation expense reflected in the line items above (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Cost of sales (exclusive of acquired intangible asset amortization)	$1,480	$674	$806
Research and development	3,266	835	2,431
Selling, general and administrative	10,143	3,839	6,304
Total stock-based compensation expense	$14,889	$5,348	$9,541

Net Revenues
For the nine months ended September 30, 2021 net revenues increased by $23.7 million, or 52.3%, to $69.0 million compared to the nine months ended September 30, 2020 and was primarily attributable to higher DecisionDx-Melanoma and DecisionDx-

UM test revenues. To a lesser extent, the year-over-year increase also reflects revenues from DecisionDx-SCC, which commercially launched in August 2020. Overall, the increased revenues reflect higher test report volumes for both DecisionDx-Melanoma and DecisionDx-UM, higher per-unit revenues on these tests and higher positive revenue adjustments related to tests delivered in prior periods. We believe the higher test report volume for DecisionDx-Melanoma and DecisionDx-UM during the nine months ended September 30, 2021 reflects the relaxing of COVID-19 restrictions, and the related positive impacts on the flow of patient visits, as well as the effects of our sales force expansion. For the nine months ended September 30, 2021, we experienced a 22.4% increase in total DecisionDx-Melanoma and DecisionDx-UM test reports delivered, compared to the nine months ended September 30, 2020. The higher per-unit revenues include the effect of the expanded LCD for DecisionDx-Melanoma that became effective in the fourth quarter of 2020 and the higher Medicare rate for DecisionDx-UM that became effective January 1, 2021, as discussed above. For the nine months ended September 30, 2021 and 2020, we recorded net positive revenue adjustments of $4.1 million and $0.2 million, respectively, related to tests delivered in previous periods, associated with changes in estimated variable consideration. The year-over-year increase is primarily attributable to favorable adjustments related to the settlement and collection during the nine months ended September 30, 2021 of certain groups of receivables from prior years.

Cost of Sales (exclusive of amortization of acquired intangible asset)
Cost of sales (exclusive of amortization of acquired intangible asset) for the nine months ended September 30, 2021 increased by $4.2 million, or 60.1%, compared to the nine months ended September 30, 2020, primarily due to higher personnel costs due to additional headcount in our laboratory testing operations and increased costs for supplies and services, attributable to the higher activity levels. Due to the nature of our business, a significant portion of our cost of sales expenses represent fixed costs associated with our testing operations. Accordingly, our cost of sales expense will not necessarily increase or decrease commensurately with the change in net revenues from period to period. Stock-based compensation expense included in cost of sales expense was $1.5 million for the nine months ended September 30, 2021 compared to $0.7 million for the same period in 2020, reflecting both higher post-IPO stock option valuations as well as additional awards outstanding due to growth in headcount.

Research and Development
Research and development expenses increased by $11.5 million, or 132.9%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. Approximately 61% of the increase was associated with increased personnel costs, which were primarily attributable to additional headcount, with the remainder primarily attributable to increases in other expenses associated with increased clinical study activity. Stock-based compensation expense included in research and development expense was $3.3 million for the nine months ended September 30, 2021 compared to $0.8 million for the same period in 2020, reflecting both higher post-IPO stock option valuations as well as additional awards outstanding due to growth in headcount.

Selling, General and Administrative
SG&A expense increased by $28.4 million, or 85.6%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Approximately 68% of the increase is attributable to higher personnel costs, particularly due to increased headcount. We expanded our sales organization headcount in the third quarter of 2020 in preparation for the commercial launch of our DecisionDx DiffDx-Melanoma test and further expanded our sales team during the nine months ended September 30, 2021, bringing our dermatology-facing commercial team to the mid-60s. The higher personnel costs also reflect expanded headcount in our administrative support functions. The remainder of the increase was primarily associated with additional expenses related to conferences and training events as well as higher travel costs. Stock-based compensation expense included in SG&A expense was $10.1 million for the nine months ended September 30, 2021 compared to $3.8 million for the same period in 2020, reflecting both higher post-IPO stock option valuations as well as additional awards outstanding due to growth in headcount.

Amortization of Acquired Intangible Asset

Amortization of acquired intangible asset for the nine months ended September 30, 2021 of $1.0 million is related to the developed technology we acquired in May 2021, which is attributable to the myPath Melanoma test. We estimate that going forward, this amortization will be approximately $2.8 million per year, or $0.7 million per quarter.

Interest Income
Interest income decreased by $0.3 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease is primarily associated with significantly lower interest rates this year, despite our higher average balances of cash and cash equivalents.

Interest Expense
Interest expense decreased by $2.2 million, or 100.0%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease is attributable to the repayment of our outstanding debt in full in December 2020.

Stock-Based Compensation Expense
Stock-based compensation expense, which is allocated among cost of sales, research and development expense and SG&A expense, totaled $14.9 million for the nine months ended September 30, 2021 compared to $5.3 million for the nine months ended September 30, 2020. We expect material increases in stock-based compensation expense in future periods, reflecting both higher post-IPO stock option valuations as well as additional awards outstanding due to growth in our headcount. As of September 30, 2021 we had 311 employees compared to 201 as of December 31, 2020. As of September 30, 2021, the total unrecognized stock-based compensation cost related to outstanding awards was $56.3 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 2.9 years. We expect to continue granting stock-based compensation awards, which we expect to further contribute to increases in stock-based compensation expense in future periods.

Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents and cash generated from sales of our products. As of September 30, 2021 and December 31, 2020, we had cash and cash equivalents of $363.2 million and $409.9 million, respectively. In addition to the revenue generated from the sale of our products, we have financed our operations since July 2019 through the IPO and two follow-on public offerings of common stock in June 2020 and December 2020.
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
Medicare Advance Payment
On April 16, 2020, we received an advance payment of $8.3 million, or the Advance Payment, from CMS under its Accelerated and Advance Payment Program, which was expanded to provide increased cash flow to service providers during the COVID-19 pandemic. Recoupment of the Advance Payment commenced in April 2021. For the first eleven months of recoupment, CMS will apply 25% of the Medicare payments otherwise owed to us against the balance of the Advance Payment. After this eleven-month period, CMS will recoup at a rate of 50% of the Medicare payments otherwise owed to us for an additional six months. If the Advance Payment is not fully recovered by CMS after this recoupment period, we will be required to repay any remaining balance. Through September 30, 2021, $5.4 million has been applied against the balance of the Advance Payment.
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

We may also, from time to time, consider various strategic opportunities, which may involve using a portion of our capital resources to fund acquisitions of businesses, assets, products or technologies. In May 2021, we completed the acquisition of the Myriad myPath Laboratory for $32.5 million, which was funded with our existing cash and cash equivalents. In October 2021, we signed a definitive agreement to acquire Cernostics. At closing of the transaction, we will pay upfront consideration of approximately $30 million, which may consist entirely of cash or a combination of $20 million in cash and $10 million in shares of our common stock, at our sole discretion. Under the definitive agreement, we have also agreed to pay up to an additional $50 million in cash or our common stock, at our sole discretion, based on the achievement of certain commercial milestones relating to the year ending December 31, 2022. The transaction is expected to close prior to year-end 2021. For additional information on each of these transactions, see page 18.
Since our inception, we have generally incurred significant losses and negative cash flows. For the nine months ended September 30, 2021 we had a net loss of $24.9 million and an accumulated deficit of $87.4 million as of September 30, 2021. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful commercialization of our currently marketed products and the products we plan to launch in the future as well as our spending on research and development activities. We expect to incur additional expenses and losses in the future as we invest in the commercialization of our existing products, the development of our future product candidates and the commercialization of our product candidates. Further, we expect that any acquisitions of businesses, products, assets or technologies will also increase our expenses. We believe that our existing cash and cash equivalents and anticipated cash generated from sales of our products will be sufficient to fund our operations for the foreseeable future. However, we have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. There are numerous risks and uncertainties associated with developing genomic tests, including, among others, the uncertainty of:
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

Cash Flows
The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2020
	(unaudited)
Net cash (used in) provided by operating activities	$(16,202)	$10,295
Net cash used in investing activities	(35,768)	(4,160)
Net cash provided by financing activities	5,295	78,070
Net change in cash and cash equivalents	(46,675)	84,205
Cash and cash equivalents, beginning of period	409,852	98,845
Cash and cash equivalents, end of period	$363,177	$183,050
Operating Activities
Net cash used in operating activities was $16.2 million for the nine months ended September 30, 2021 and was primarily attributable to the net loss of $24.9 million, increases in accounts receivable of $6.1 million and recoupment of the Advance Payment of $5.4 million, partially offset by non-cash stock compensation expense of $14.9 million, increases in accrued compensation of $3.0 million and depreciation and amortization of $2.0 million.
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
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2021 consisted primarily of the purchase of Myriad myPath Laboratory of $33.2 million (including transaction costs) and purchases of property and equipment of $2.6 million.
Net cash used in investing activities for the nine months ended September 30, 2020 consisted entirely of purchases of property and equipment of $4.2 million.
Financing Activities
Net cash provided by financing activities was $5.3 million for the nine months ended September 30, 2021 and primarily consisted of $3.9 million in proceeds from the exercise of stock options and $1.8 million in proceeds from contributions to the employee stock purchase plan.
Net cash provided by financing activities was $78.1 million for the nine months ended September 30, 2020 and consisted primarily of $79.5 million in proceeds from our follow-on public offering of common stock (net of underwriting discounts, commissions and offering costs) and cash received associated with our equity compensation plans of $1.9 million, partially offset by principal repayments on our Loan and Security Agreement, dated November 30, 2018, with Oxford Finance LLC and Silicon Valley Bank of $3.3 million.

Critical Accounting Policies and Significant Judgments and Estimates
During the nine months ended September 30, 2021, except as noted below, there were no significant changes to the information discussed under “Critical Accounting Policies and Significant Judgments and Estimates” included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2020.
Stock-Based Compensation
Previously, because of the limited period of time our stock had been traded in an active market, we calculated expected volatility by using the historical stock prices of a group of similar companies looking back over the estimated life of the option or the purchase rights under our employee stock purchase plan and averaging the volatilities of these companies. In the third quarter of 2021, we adjusted this calculation to include our own stock price on a relative basis to the peer group in the calculation of expected volatility, as our common stock has now been traded in an active market for more than two years.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred significant losses since inception, and we may never achieve profitability.*
Since our inception, we have had a history of net losses. As of September 30, 2021, we had cash and cash equivalents of $363.2 million and an accumulated deficit of $87.4 million. We cannot predict if we will achieve profitability in the near future or at all. We expect to incur losses in the future as we plan to invest significant additional funds toward the expansion of our commercial organization, the conduct of clinical utility and validity studies to support adoption of our products and the development or acquisition of additional products. We also expect significant increases in our stock-based compensation expense in future periods, reflecting higher stock option valuations as a public company and additional awards outstanding due to increased headcount. Additionally, our performance could be affected by the ongoing impacts of COVID-19. Due to the requirements associated with being a public company, including those associated with no longer qualifying as an emerging growth company and a smaller reporting company and becoming a large accelerated filer, we expect to continue incur significant additional legal, accounting and other expenses. We also expect that any acquisitions of businesses, assets, products or technologies will increase our expenses. These increased expenses will make it harder for us to achieve future profitability. We may also incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Quarterly Report on Form 10‑Q, adoption of our products, coverage of and reimbursement rates for our products from third-party payors, and future research and development activities. Our failure to achieve profitability in the future could cause the market price of our common stock to decline and make it more difficult or costly for us to raise additional capital.
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
•delays or difficulties in delivering test reports, interruptions in research and development and other limitations of key business activities due to members of our workforce becoming ill, compliance with applicable vaccination mandates and/or stay-at-home or other similar orders imposed by or that may be imposed by state and local governments, including at our Phoenix, Arizona and Friendswood, Texas locations;
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
Our future results will be dependent upon the extent and duration of the COVID-19 crisis, including the emergence and spread of variants of the virus, such as the Delta variant, and government restrictions, which are beyond our control. Although state and local government restrictions put in place to slow the spread of the virus have been eased in certain locations, restrictions may be reinstated from time to time in various regions depending on the circumstances, potentially impacting the flow of future patient visits as well as access to our sales targets. Even with the easing of state and local restrictions and the availability of vaccinations, patient visits and diagnosis of cutaneous melanoma may be impacted by continued apprehension regarding possible exposure to the virus. For example, our analysis of third-party data indicates that cutaneous melanoma diagnoses during the three months ended September 30, 2021 remain approximately 16% below historical 2019 levels. As conditions are continuously evolving, we are unable to predict how our future test report volume will be impacted or the extent to which our results of operations, financial condition or cash flows will be impacted by the COVID-19 pandemic, or other future public health crises. Accordingly, the test report data presented above and elsewhere in this Quarterly Report on Form 10-Q is not necessarily indicative of our results of operations that can be expected in future periods.
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
The COVID-19 crisis continues to rapidly evolve. The extent to which COVID-19 will further impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the crisis, resurgences of the virus, the emergence and spread of variants of the virus, vaccination rates, vaccination mandates, vaccination effectiveness, therapeutic treatments, the use of telemedicine, travel restrictions, stay-at-home or other similar orders and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the virus. Any of these factors, individually or in combination, could materially and adversely affect our business, results of operations, financial condition or cash flows. In addition, the current and potential adverse impacts of the COVID-19 crisis on our business, financial condition, results of operations and growth prospects, may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.
Our revenue currently depends primarily on sales of DecisionDx-Melanoma, and we will need to generate sufficient revenue from this and other products to grow our business.*
Most of our revenue in 2020 and 2019 was derived from the sale of our lead product, DecisionDx-Melanoma. While we also derive revenue from DecisionDx-UM, DecisionDx-SCC and our CDO (which consists of DecisionDx DiffDx-Melanoma and myPath Melanoma), we expect that the majority of our revenue for the foreseeable future will be derived from sales of DecisionDx-Melanoma. Further, we believe that our long-term commercial success will depend on our ability to develop and market additional products. Our ability to derive revenue from DecisionDx-Melanoma, DecisionDx-UM, DecisionDx-SCC and our CDO and any future products that we commercialize or acquire is uncertain and depends on favorable coverage and reimbursement policies from government payors, like Medicare, and from private payors, like insurance companies. Without positive coverage policies, our products may not be reimbursed and we may not be able to recognize revenue. If we are unable to increase sales and expand coverage and reimbursement for DecisionDx-Melanoma, develop and commercialize other products, and successfully obtain coverage and adequate reimbursement for such products, our revenue and our ability to achieve profitability would be impaired, and the market price of our stock could decline substantially.
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
In addition, all of our testing services are performed by our certified laboratory located in Phoenix, Arizona, under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, rather than by local laboratory or pathology practices. Accordingly, it may be difficult for us to collect samples from pathologists, and pathologists may be reluctant to support our testing services.
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
On May 17, 2019, CMS determined that DecisionDx-UM meets the criteria for “existing ADLT” status. This means that beginning in 2021, the DecisionDx-UM Medicare rate will be set annually based upon the median private payor rate for the first half of the second preceding calendar year. Note that our rate for 2020 was set by Noridian, our local MAC, but our rate for 2021 for DecisionDx-UM is $7,776 based on the median private payor rate. Also, on May 17, 2019, CMS determined that DecisionDx-Melanoma meets the criteria for ‘‘new ADLT’’ status. Accordingly, from July 1, 2019 through March 31, 2020 the Medicare reimbursement rate was equal to the initial list price of $7,193. From April 1, 2020 through December 31, 2021, CMS notified us that the rate will also be $7,193, which was calculated based upon the median private payor rate for DecisionDx-Melanoma from July 1, 2019 to November 30, 2019. Beginning in 2022, the rate for both DecisionDx-Melanoma and DecisionDx-UM will be set annually based upon the median private payor rate for the first half of the second preceding calendar year. For example, the rate for 2022 will be set using median private payor rate data from January 1, 2020 to June 30, 2020.
In the second quarter of 2020, we submitted our technical assessment dossier for DecisionDx-SCC to Palmetto and Noridian. In early 2021, we submitted our technical assessment dossier for DecisionDx DiffDx-Melanoma. As of today, the Palmetto MolDx program has not posted a second open comment period for 2021. Accordingly, given the proximity to year end, we believe that the next open comment period for MolDx LCDs will be in the first quarter of 2022. However, there is no assurance that the timing of any draft LCD or final LCD will match our expectations or our historical experience with LCDs for our other tests.
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
In order to test specimens from New York, LDTs must be approved by the New York State Department of Health, or NYSDOH, on a test-by-test basis before they are offered. Our laboratory director must also be separately qualified to be a laboratory director in New York. DecisionDx-Melanoma, DecisionDx-UM, DecisionDx-PRAME, DecisionDx-SCC, and DecisionDx DiffDx-Melanoma have each been formally approved. Our laboratory director has been qualified by NYSDOH. We are subject to periodic inspection by the NYSDOH and are required to demonstrate ongoing compliance with NYSDOH regulations and standards. To the extent NYSDOH identified any non-compliance and we are unable to remedy such non-compliance, the State of New York could withdraw approval for our products. We will need to seek NYSDOH approval of any future LDTs we develop and want to offer for clinical testing to New York residents, and there can be no assurance that we will be able to obtain such approval.
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
From time to time, we may publicly disclose preliminary or topline data from our clinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical studies. Interim data from clinical studies that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our reputation and marketing efforts.
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
Additionally, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act enacted on March 27, 2020, also known as the CARES Act, which is designed to provide financial support and resources to individuals and business affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020. The Consolidated Appropriations Act, 2021, which was signed into law on December 27, 2020, extended the suspension of the 2% Medicare sequester through March 31, 2021 and An Act to Prevent Across-the-Board Direct Spending Cuts, and for Other Purposes, which was signed into law on April 14, 2021, extended the sequester through December 31, 2021. Further, Congress is considering additional health reform measures as part of the budget reconciliation process.
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
Our collection, use and disclosure of individually identifiable information, including health and/or employee information, is subject to stringent and changing state, federal and foreign privacy and security obligations, and our failure to comply or perceived failure to comply with those obligations or to adequately secure the information we hold could result in significant liability or reputational harm.*
We and any potential collaborators are subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security), as well as external and internal privacy and security policies, contracts and other obligations that apply to the processing of personal data by us and on our behalf. In the United States, numerous federal and state laws and regulations, including federal health information privacy laws and the California Consumer Privacy Act (“CCPA”), state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. Outside the United States, there are also an increasing number of laws, regulations and industry standards concerning privacy, data protection and information security, including for example the European Union’s (“EU”) General Data Protection Regulation (EU) 2016/679 (“GDPR”).
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
The secure processing, storage, maintenance and transmission of this sensitive data is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive data from unauthorized access, use or disclosure, our information technology and infrastructure, and that of our third-party vendors, may be vulnerable to attacks by hackers or other threat actors or viruses or breached due to employee error, malfeasance, or other malicious or inadvertent disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, disclosed, lost, or stolen. Any such access, breach, or other loss of information could result in legal claims or proceedings, liability under federal or state laws that protect the privacy of personal information, such as HIPAA, as amended by HITECH, regulatory penalties, or other consequences. Notice of breaches must be made to affected individuals, the Secretary of the Department of Health and Human Services, and for certain breaches, notice may need to be made to the media or State Attorneys General. Such a notice could harm our reputation and our ability to compete. Although we have implemented security measures and a formal, dedicated enterprise security program to prevent unauthorized access to patient data, such data is currently accessible through multiple channels, and there is no guarantee we can protect our data from breach. Unauthorized access, loss or dissemination could also disrupt our operations (including our ability to conduct our analyses, provide test results, bill payers or patients, process claims and appeals, provide customer assistance, conduct research and development activities, collect, process, and prepare company financial information, provide information about our products and other patient and physician education and outreach efforts through our website, and manage the administrative aspects of our business) and damage our reputation, any of which could adversely affect our business. In addition, we may obtain health information from third parties that are also subject to privacy and security requirements under HIPAA, as amended by HITECH.
Further, various states, such as California and Massachusetts, have implemented similar privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of health information and other PII. These laws and regulations are not necessarily preempted by HIPAA, particularly if a state affords greater protection to individuals than HIPAA. Where state laws are more protective, we have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our clients and potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand or are proposed and become more complex, these potential risks to our business could intensify. Changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such PHI or PII along with increased customer demands for enhanced data security infrastructure, could greatly increase our cost of providing our services, decrease demand for our services, reduce our revenue and/or subject us to additional liabilities.

Compliance with U.S. and foreign data protection laws, regulations and other obligations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure or perceived failure to comply with U.S. and foreign data protection laws and regulations could result in government enforcement actions (which could include significant civil, criminal, and administrative penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
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

Risks Related to Employee Matters and Managing Growth and Other Risks Related to Our Business
We are highly dependent on the services of our key personnel.*
We are highly dependent on the services of our key personnel, including Derek J. Maetzold, our President and Chief Executive Officer. Although we have entered into agreements with them regarding their employment, they are not for a specific term and each of may terminate their employment with us at any time though we are not aware of any present intention of any of these individuals to leave us, except that as previously disclosed in August 2021, our Chief Business Officer has notified us of his intention to resign effective December 31, 2021.
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
We may engage in strategic transactions, such as the acquisition of businesses, assets, products or technologies, which could be disruptive to our existing operations, divert the attention of our management team and adversely impact our liquidity, cash flows, financial condition and results of operations.*
From time to time, we may consider strategic opportunities and engage in transactions such as acquisitions of businesses, assets, products or technologies, as well as technology licenses or investments in complementary businesses. For example, in May 2021, we completed the acquisition of Myriad myPath Laboratory and in October 2021 we signed a definitive agreement to acquire Cernostics. Any such transactions may entail numerous operational and financial risks, including:
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
With regard to the acquisition of Cernostics, the closing of the transaction is subject to the delivery of certain financial statements to us by Cernostics, the continued employment of certain Cernostics personnel and satisfaction of other customary conditions. Due to the risk that one or more of the closing conditions may not be met satisfactorily, there can be no assurances that the transaction will close prior to year-end 2021 or at all. Assuming the transaction is consummated, actual results may differ materially from our plans and expectations. For example, there can be no assurances regarding our ability to successfully integrate the TissueCypher Barrett’s Esophagus Assay into our commercial offerings, the ability of the Cernostics and Castle teams to complement each other and the ability of the combined strengths of Castle and Cernostics to position us for continued growth and success as a leader in the diagnostics space.
We are unable to predict the timing, size or nature of any future transactions, whether they will be completed or financed on favorable terms, if at all, or what the impact of those transactions might be on our financial results, including if such transactions are not effectively and profitably integrated into our business. Our failure to successfully complete the integration of any business that we acquire could have an adverse effect on our prospects, business activities, cash flows, financial condition, results of operations and stock price. Additionally, our ability to successfully integrate, manage and derive financial and other benefits from any acquired business, asset, product or technology is unproven.
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
Despite the implementation of security measures designed to protect against a security incident, given their size and complexity and the increasing amounts of confidential information that they maintain, our internal information technology systems and those of our contractors and consultants are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war, public health crises and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to data leakage. Ransomware and supply chain attacks have become increasingly prevalent and severe. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of our products could be delayed.
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
Furthermore, significant disruptions of our internal information technology systems or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information related to our patient samples or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to temporary or permanent bans on all or some processing of personal data, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.
Our contracts may not contain limitations of liability, and there can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages if we fail to comply with applicable data protection laws, privacy policies or data protection obligations related to information security or security incidents. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or adequately mitigate liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, data loss, regulatory actions or material adverse impacts arising out of our privacy and security practices, processing or security incidents we may experience, or that such coverage will continue to be available on commercially reasonable terms or at all.
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
The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.*
Based upon shares outstanding as of September 30, 2021, our executive officers, directors and the known holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 26% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.
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
Since the effective date of our registration statement through September 30, 2021, we have not used any of the net proceeds from the IPO. Pending such uses, we have invested, and plan to continue to invest, the balance of the net proceeds from the IPO in cash and cash equivalent securities or highly liquid investment securities.

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

CASTLE BIOSCIENCES, INC.

Date:	November 8, 2021	By:	/s/ Derek J. Maetzold
Derek J. Maetzold President and Chief Executive Officer (Principal Executive Officer)

Date:	November 8, 2021	By:	/s/ Frank Stokes
Frank Stokes Chief Financial Officer (Principal Financial and Accounting Officer)