Form 10-K
period 2021-12-31
CASTLE BIOSCIENCES INC
filed 2022-02-28
CIK 1447362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1.5 billion based on the closing price of the registrant’s common stock on June 30, 2021, as reported by the Nasdaq Global Market.
As of February 21, 2022, there were 25,410,602 shares of common stock, $0.001 par value per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, subsequent to the date hereof pursuant to Regulation 14A in connection with the registrant’s 2022 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. The registrant intends to file such proxy statement with the SEC not later than 120 days after the conclusion of its fiscal year ended December 31, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:
•estimates of our total addressable market, future revenue, expenses, capital requirements and our needs for additional financing;
•expectations with respect to reimbursement for our products, including third-party payor reimbursement and coverage decisions;
•anticipated cost, timing and success of our product candidates, and our plans to research, develop and commercialize new tests;
•the impact of the COVID-19 pandemic on our business;
•our ability to obtain funding for our operations, including funding necessary to complete the expansion of our operations and development of our pipeline products;
•the implementation of our business model and strategic plans for our products, technologies and business;
•expectations with respect to acquisitions of businesses, assets, products or technologies;
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
In some cases, you can identify these statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes. These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Annual Report on Form 10-K and are subject to risks and uncertainties. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. We discuss many of the risks associated with the forward-looking statements in this Annual Report on Form 10-K in greater detail in the section entitled “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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
Risks Related to our Business
•We have been, and may continue to be, adversely impacted by the COVID-19 pandemic, which has, at times, caused decreased test report volume.
•Our revenue heavily relies upon the sale of a single product and our current or future products may not achieve or maintain significant commercial market acceptance.
•Billing for our products is complex and we require substantial time and resources to collect payment.
•We rely on third parties for sample collection, preparation and delivery.
•A depletion or loss of our sample database could significantly harm our business.
•If our primary clinical laboratory facility becomes damaged or inoperable or we are required to vacate our existing facility, our ability to conduct our laboratory work for our commercial products and pursue our research and development efforts may be jeopardized.
•New product development is lengthy and complex and our revenues could be limited if we are unable to increase and support adoption of our products by both physicians and other healthcare providers.
•We rely on limited or sole suppliers for some of the reagents, equipment, chips and other materials used by our products, and we may not be able to find replacements or transition to alternative suppliers if these suppliers are unable or unwilling to continue providing these materials.
•The sizes of the addressable markets for our current and future products have not been established with precision and may be smaller than we estimate.
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
•We conduct business in a heavily regulated industry and failure to comply with regulatory requirements, including those established by the Centers for Medicare & Medicaid Services (“CMS”), and the U.S. Food and Drug Administration (“FDA”) or changes in enforcement discretion for laboratory developed tests could harm our business.
•Data from our clinical studies may change materially, which could harm our business.
•Changes in healthcare policy, statutes or regulations, or our ability to comply with applicable healthcare requirements, could have a material adverse effect on our business and operations.

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
•We have, and may continue to, engage in strategic transactions, such as the acquisition of businesses, assets, products or technologies, which could be disruptive to our existing operations, divert the attention of our management team and adversely impact our liquidity, cash flows, financial condition and results of operations.
•Our business may be negatively impacted by cyber-security threats, natural disasters and public health crises.
•Product or professional liability lawsuits against us could cause us to incur substantial liabilities and could limit our commercialization of our products.
Risks Related to Ownership of Our Common Stock.
•The price of our common stock may be volatile or may decline regardless of our operating performance, and you may lose all or part of your investment.
•We have broad discretion in the use of working capital and may not use it effectively or in ways that increase our share price.
•Related party transactions that create conflicts of interest, or the appearances of conflicts of interest, may harm our business and cause our stock price to decline.
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
Overview
Castle Biosciences is improving health through innovative tests that guide patient care. For the diseases that our portfolio of tests cover, we believe the traditional approach to developing a treatment plan for cancers and other diseases using clinical and pathology factors alone is inadequate and can be improved by incorporating the personalized information our diagnostic and prognostic tests provide.
Vision and Foundational Strategy
Since our inception in 2008, it has been our vision to transform disease management by keeping people first: patients, clinicians, employees and investors. This foundational strategy remains the guidepost for the direction of our company and the basis of long-term value creation.
Our foundational strategy focuses on executing four principles:
Address Areas With Unmet Clinical Need. Our commercial and pipeline tests address many treatment plan challenges facing physicians by providing physicians and their patients with a laboratory report that contains clinically actionable and personalized information from our proprietary tests to inform the treatment plan for each patient.
Leverage Advanced Technologies For Innovative Tests. We focus on multi-analyte assays with algorithmic analysis (“MAAAs”) that enable us to characterize an individual patient’s tissue biology to improve risk-stratification, improve diagnostic certainty and predict therapy response. Our expectation is that incorporating our personalized test results into the shared decision-making between a patient and their clinician should result in improved treatment plan decisions and lead to optimized health outcomes with a reduction in healthcare costs. Due to the biological complexity of the diseases we target, we believe that MAAAs are the optimal approach to precision testing.
Provide Robust Data To Support The Clinical Value Of Our Tests. We conduct extensive clinical utility and validity studies to support the adoption of, and reimbursement for, our products. This growing set of data is key in educating physicians and patients about the consistent value of our commercial products. Regarding our lead product, DecisionDx-Melanoma, in 2015, we published our initial two peer-reviewed manuscripts. As of February 28, 2022, we have more than 35 peer-reviewed publications supporting the clinical utility and validity of DecisionDx-Melanoma, including multiple prospective studies and two systematic reviews with meta-analyses involving over 6,000 unique patients. We anticipate analyzing more than 20,000 additional patients’ data in cutaneous melanoma studies in 2022. Across our testing portfolio, we currently have 16 ongoing clinical research studies and as of December 31, 2021 we had 341 committed/contributing clinical research sites and 7,800 patients enrolled in studies. In order to maintain our competitive advantage and increase sales of our products, we will continue to generate additional clinical data to support the use of our products.
Accelerate Test Adoption Through Commercial Excellence. Our commercial team focuses on educating clinicians on the value of incorporating the results of MAAA tests to make more informed treatment plan decisions. In the field of dermatology, this approach has resulted in established relationships with clinicians that allow us to optimize our interactions, increase adoption of our current products and identify areas of unmet clinical need to efficiently launch additional, complementary products. Our significant investment in developing evidence of the value of our tests has resulted in rigorous scientific support and peer-reviewed publications in leading journals, which allows our commercial team to have substantive, in-depth dialogues with physicians. Through these established relationships, we have been able to integrate our products into physicians’ workflows and identify further educational programs, which we believe fosters adoption of our products. We believe our history of commercial success in dermatology will translate into other markets, including ocular oncology and gastroenterology.
Our Test Portfolio
We map out the continuum of diagnostic test services as starting with (i) screening of healthy individuals, to (ii) supporting diagnostic clarity in patients with signs or symptoms of disease, to (iii) risk-stratification or prognosis, to (iv) response to treatment for specific treatment selection and to (v) late-stage testing for use in resistant metastatic disease. We currently focus our investments on innovative test services that assist in providing diagnostic clarity in patients with signs or symptoms of disease, risk-stratification and response to treatment. We have five commercially available proprietary tests that assist physicians and patients along this continuum and focus on answering clinical questions arising during the treatment of dermatologic cancers, uveal melanoma and Barrett’s esophagus (“BE”): DecisionDx-Melanoma, DecisionDx-SCC, DecisionDx DiffDx-Melanoma, myPath Melanoma, DecisionDx-UM and TissueCypher Barrett’s Esophagus Assay. Together, we believe these commercial products support an estimated total addressable market (“TAM”) of $3.0 billion in the United States. Currently, our revenue is primarily generated by our DecisionDx®-Melanoma risk stratification test for cutaneous melanoma and our DecisionDx®-UM risk stratification test for uveal melanoma.
In 2021, we announced the launch of our innovative pipeline initiative to develop a genomic test aimed at predicting response to systemic therapy in patients with moderate to severe psoriasis, atopic dermatitis and related inflammatory skin conditions. If successful, this inflammatory skin pipeline test has the potential to add approximately $1.9 billion to our current estimated U.S. TAM. In 2021, we formed a steering committee comprised of leading experts in the field, received Institutional Revenue Board (“IRB”) approval and enrolled our first patient in the development and validation study for this genomic test. We believe we are on track to launch this test by the end of 2025. We have initiated work on additional pipeline tests which branch out upstream, downstream and parallel to our commercial tests, within or adjacent to our established dermatology commercial call points.

Operational Pillars Supporting Castle’s Growth
Our near and long-term growth plans are focused on three operational pillars: our strong core dermatology business, pipeline initiatives and strategic opportunities.

Strong Core Dermatology Business
The foundation of our business is our dermatologic cancer franchise, and our lead product is DecisionDx-Melanoma. DecisionDx-Melanoma is a proprietary multi-gene expression profile (“GEP”) risk stratification test that predicts the risk of metastasis, or recurrence, for patients diagnosed with invasive cutaneous melanoma, a deadly skin cancer. In the management of melanoma, as with nearly all diseases, treatment plans are directed by patient risk-stratification. This test has two distinct, complementary clinically actionable uses. The first revolves around predicting the likelihood of having a sentinel lymph node (“SLN”) negative biopsy result so that physicians and patients can discuss the risk and benefit of undergoing the SLN biopsy (“SLNB”) surgical procedure. The second use is to inform the appropriate treatment plan during the initial five years post-diagnosis, regardless of the decision to undergo or avoid invasive SLNB surgery. In a typical year, we estimate approximately 130,000 patients are diagnosed with invasive cutaneous melanoma in the United States. We launched DecisionDx-Melanoma in May 2013. Based on the substantial clinical evidence that we have developed, we have received Medicare coverage for DecisionDx-Melanoma, which represents approximately 50% of the addressable patient population for this test.
In 2021, we initiated a collaboration with the National Cancer Institute (“NCI”) to link Surveillance, Epidemiology, and End Results (“SEER”) Program registries’ data on cutaneous melanoma cases with DecisionDx-Melanoma testing data. The analysis of the first subset of data from patients 65 years and older confirmed the performance of our test to risk stratify the likelihood of progression. The analysis also showed that patients tested with DecisionDx-Melanoma had improved overall survival rates compared to untested patients. In addition to confirming results from previous studies, this data from a large, real-world and unselected patient population, confirmed that patients who received a DecisionDx-Melanoma test result lived longer than patients whose clinicians relied solely on traditional clinicopathologic factors. The first phase of the collaboration links SEER cutaneous melanoma registries that were diagnosed between 2013 and 2018 with DecisionDx-Melanoma results and additional clinicopathologic information from patients tested between 2013 and 2018. We expect that the peer-reviewed publication will be available in 2022. The next planned phase of the collaboration with the NCI is to link the SEER registries’ cutaneous melanoma cases diagnosed post-2018. We expect further data read outs later in 2022 and beyond.
On August 31, 2020, we commercially launched our cutaneous squamous cell carcinoma (“SCC”) proprietary GEP test, DecisionDx®‑SCC, for use in patients with one or more risk factors (also referred to as “high-risk” SCC). On November 2, 2020, we commercially launched our proprietary GEP test for difficult-to-diagnose melanocytic lesions, DecisionDx® DiffDx™-Melanoma for use in patients with a melanocytic lesion and uncertainty related to the malignancy of the lesion. We believe that these two additional skin cancer tests address areas of high clinical need in dermatological cancer and, together, represent an estimated addressable population of approximately 500,000 patients in the United States.
We further expanded our commercially available dermatologic portfolio in May 2021 when we acquired Myriad myPath, LLC (“Myriad myPath Laboratory”) from Myriad Genetics, Inc. for a cash purchase price of $32.5 million. myPath Melanoma is a clinically validated GEP test that addresses the same unmet clinical need as our DecisionDx DiffDx-Melanoma test. Today, we offer both our myPath Melanoma test and our DecisionDx DiffDx-Melanoma test under an offering that we refer to as our comprehensive diagnostic offering (“CDO”) of molecular testing solutions. By offering both of these tests in a single offering, we believe we have demonstrated the ability to improve the test result performance for patients with difficult-to-diagnose melanocytic lesions.
Pipeline Initiatives
We identify areas of significant unmet clinical needs in the treatment of skin cancer and other diseases and leverage our expertise in genomics and other advanced technologies, data analytics and artificial intelligence to develop clinically actionable products. We focus first on confirming the unmet clinical needs of clinicians treating skin cancer and other diseases, which we gather from in-depth conversations with our customers and thought leaders as well as feedback our sales and medical affairs representatives receive from clinicians. Once we have generated a pipeline test that we believe will address an unmet clinical need, we work to validate the product candidate through extensive testing of patient tissue samples, many of which will be housed in Castle’s own biorepository and annotated with clinical outcomes data. We use our extensive data bank of patient tissue samples and clinical outcomes data to conduct development and validation studies, as well as clinical studies to collect new samples in additional diseases.
We have significant expertise in developing proprietary algorithms, conducting clinical studies and using the necessary instrumentation required for efficiently developing our pipeline products.
In 2021, we announced the launch of our innovative pipeline initiative to develop a genomic test aimed at predicting response to systemic therapy in patients with moderate to severe psoriasis, atopic dermatitis and related inflammatory skin conditions. In the U.S. alone, there are approximately 18 million patients diagnosed with psoriasis and atopic dermatitis. Approximately 450,000 of these patients annually are eligible for systemic therapies. If successful, this inflammatory skin disease pipeline test has the potential to add approximately $1.9 billion to our current estimated U.S. TAM. In 2021, we initiated a 4,800 patient, prospective, multi-center clinical study to develop and validate this pipeline test, and have 50 committed centers, out of the initial target of 50. Based upon our current development and validation timelines, we expect to launch this pipeline test by the end of 2025.
Although we are still in the early stages of development, we believe that, utilizing our existing sales channels, we could launch three to five new tests by the end of 2025, potentially adding approximately $1.7 billion to our current U.S. TAM.
Strategic Opportunities
A key pillar of our growth plan is to identify targeted, complementary strategic opportunities. Our M&A philosophy includes entering markets where we expect our history of commercial success in the field of dermatology will translate well. Further, we seek opportunities where we expect to leverage advanced technologies to bring innovative tests to clinicians and patients, where there is an opportunity to transform disease management in areas with unmet clinical need and provide actionable information to answer clinical questions, and where we have the potential to create a suite of tests for use by a single clinician.
We further expanded our commercially available dermatologic portfolio in May 2021, when we completed the acquisition of the Myriad myPath Laboratory, as mentioned above.
In December 2021, we extended our commercial portfolio of proprietary tests into the gastroenterology market through our acquisition of Cernostics, Inc. (“Cernostics”) and the TissueCypher® platform. The TissueCypher platform focuses on unlocking, in the case of the initial test for use in patients with BE, the importance of the location of the expression of proteins or lack thereof within the morphology of the disease (also known as spatialomics). This “spatialomic” information is then interpreted using artificial intelligence approaches to predict the likelihood of progression to high-grade dysplasia and/or esophageal cancer in patients with non-dysplastic, indefinite or low-grade dysplasia BE. We believe the addition of expertise in the spatialomics area positions us for continued growth and success in the diagnostics space, complementing our first-to-market dermatologic franchise and our proprietary test for uveal melanoma.
Our History of Transforming Disease Management
In addition to our dermatologic franchise and our initial entry into the gastroenterology market with our TissueCypher test for BE, we also market tests for patients diagnosed with uveal melanoma (“UM”), a rare cancer of the eye. DecisionDx®-UM is a proprietary GEP test that provides risk-stratification information for patients with UM.

We believe DecisionDx-UM is the standard of care in the management of newly diagnosed UM in the majority of ocular oncology practices in the U.S., and it is estimated that nearly 8 in 10 patients diagnosed with UM in the U.S. receive the DecisionDx-UM test as part of their diagnostic workup. We launched DecisionDx-UM in January 2010. Based on the substantial clinical evidence that we have developed, we received Medicare coverage for DecisionDx-UM, which represents approximately 50% of the addressable patient population as well as widespread commercial payor coverage.
Test Adoption
The number of test reports we generate is a key indicator that we use to assess our business. A test report is generated when we receive a sample in our laboratory, and then the relevant test information is entered into our Laboratory Information Management System, the expression of the biomarkers is measured, then a proprietary algorithmic analysis of the combined biomarkers is performed to generate a report providing the results of that analysis, which is sent to the clinician who ordered the test. The numbers of GEP test reports delivered by us and our net revenues during the past five years are presented in the table below:

	Years Ended December 31,
	2021	2020	2019	2018	2017
DecisionDx-Melanoma	20,328	16,232	15,529	12,032	9,300
DecisionDx‑SCC(1)	3,510	485	—	—	—
CDO(2)	2,662	73	—	—	—
Dermatologic Total	26,500	16,790	15,529	12,032	9,300
DecisionDx-UM	1,618	1,395	1,526	1,413	1,314
Grand Total	28,118	18,185	17,055	13,445	10,614

Net Revenues (in thousands)	$94,085	$62,649	$51,865	$22,786	$13,754

(1)We commercially launched DecisionDx-SCC on August 31, 2020.
(2)Includes DecisionDx DiffDx-Melanoma, which we commercially launched on November 2, 2020, and myPath Melanoma, which we began offering following our acquisition of Myriad myPath Laboratory on May 28, 2021. We offer both our myPath Melanoma and DecisionDx DiffDx-Melanoma under our CDO.
Dermatologic Franchise Overview
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

Pre-cancers include suspicious pigmented lesions, which are unusual-looking lesions that may be melanoma, and actinic keratosis. The estimated TAM for our dermatologic commercial products, which is based on estimated patient population assuming average reimbursement rate among all payors, is set forth below:
1.Annual U.S. incidence for Stage I, II or III melanoma estimated at 130,000; Annual U.S. incidence for squamous cell carcinoma estimated at 1,000,000 with addressable market limited to carcinomas with one or more high risk features; Annual U.S. incidence for suspicious pigmented lesion biopsies estimated at 2,000,000 with addressable market limited to the 15% with an indeterminant biopsy.

Cutaneous Melanoma
Melanoma tumors originate in the pigment-producing melanocytes in the basal layer of the epidermis. Published statistics suggest that there were nearly 300,000 new cases of melanoma diagnosed worldwide, with the U.S. Surveillance, Epidemiology, and End Results (“SEER”) database estimating that approximately 96,000 invasive cutaneous melanomas are diagnosed in the United States annually, however, multiple publications report that melanoma diagnoses are underreported by between 30% and 72% annually in the United States. Using the mean of the underreporting of these four studies, we estimate the annual incidence of cutaneous melanoma to be 130,000, representing an estimated U.S. TAM of $540 million. According to these publications, the underreporting of melanoma diagnoses reflects the fact that the majority of diagnoses are made by community-based dermatologists and dermatopathologists rather than institutional-based specialists who more typically have tumor registry support. Based on currently available data, we estimate the targetable clinician base is between 11,000 and 15,000.
Additionally, the incidence of melanoma has steadily increased annually over the last several decades, with an estimated growth in the United States of more than 50% during the past ten years.
After a diagnosis of invasive cutaneous melanoma, healthcare providers have traditionally relied solely on clinical and pathology factors from the initial biopsy to estimate the patient’s risk of metastasis to then determine a risk-based treatment plan. This estimation or “staging” process is then used to determine nearly all treatment decisions. Invasive melanoma tumors are staged as Stage I through Stage IV. Stage I tumors have invaded the dermis but are thin, with less than or equal to 2.0 mm invasion into the dermis if not ulcerated, or less than or equal to 1.0 mm invasion into the dermis if ulcerated. Stage I tumors have the lowest population-based risk of metastasis and death from melanoma. Stage II tumors, though localized, are thicker than 2.0 mm if not ulcerated or greater than 1.0 mm if ulcerated. Stage III tumors have evidence of regional metastasis, such as palpable metastasis at the regional lymph node basin, in-transit or satellite disease, or melanoma cell(s) in the SLN tissue but without evidence of distant metastatic spread. Stage IV tumors are those in which distant metastasis, such as to the lung or brain, has been detected.
All patients who are diagnosed with an invasive cutaneous melanoma will undergo a wide local excision procedure with the surgical margins determined by the depth of the tumor. Invasive SLNB surgery is generally recommended to be considered for patients with melanomas greater than or equal to 0.8 mm thick or for thinner melanomas accompanied by an adverse pathologic feature such as ulceration, high mitotic rate or transected base. Tumors with these anatomic based features are believed to result in an SLN-positive biopsy result 5% or more of the time. If the SLNB surgery is performed, then the wide local excision is performed at that time. As noted above, an SLN-positive biopsy result, meaning that at least one melanoma cell was seen in the SLN tissue, leads to re-staging the patient as Stage III. Guideline committees do not recommend SLNB surgery if the likelihood of a positive SLN result is less than 5%. They recommend discussing and considering SLNB surgery if the likelihood of a positive SLN result falls between 5% and 10%, and recommend discussing and offering SLNB surgery if the likelihood exceeds 10%. Guideline committees have generally converged on the 5% threshold due to a reported regional false negative rate of the SLNB surgery of 5% (meaning that 5% of the time, or more, the guideline committees expect a patient with an SLN-negative biopsy result will subsequently develop SLN metastasis). However, the published literature documents a median regional false negative rate of 18% and an 11% surgical complication rate. The “regional false negative rate” measures the rate that metastasis to the regional lymph node in patients with a negative SLNB surgical result.
The traditional clinical and pathology staging system for invasive cutaneous melanoma is based upon the anatomic findings of the melanoma; that is what the pathologist can see under the microscope from an initial tumor biopsy and what the physician can feel or see during a clinical exam or upon imaging. While this staging system provides population-based risk of metastasis estimates based on clinical and pathology factors, it does not evaluate nor incorporate the biology of the patient’s primary tissue biology.
Importantly, while it was formerly believed that SLNB surgery improved melanoma specific survival, the NCI conducted a landmark, prospective, randomized multi-center study (“the MSLT-I study”) which showed that the death rate from melanoma was the same in patients who were randomized to the SLNB surgery and those who merely underwent observation, indicating that SLNB surgery is prognostic, and not therapeutic, as it relates to the risk of death from melanoma. On average, 12% of patients undergoing the SLNB surgery will have an SLN-positive biopsy result and 88% will not. Invasive SLNB surgery carries significant healthcare burden. For example, the overall complication rate of SLNB surgery was shown to be 11.3% in a systematic review of 21 articles representing 9,047 patients. A separate review reported that the regional false negative rate of the SLNB surgery ranged from 5% to 21%, with a median rate of 18%.
Both the complication and false negative rates are above the recommended 5% and 10% positivity rates proposed by guideline committees as thresholds at which physicians should either consider (5%) or offer (10%) the procedure to their patients. Further, the SLNB surgery requires the use of general anesthesia, and nearly half of these surgeries are performed in an in-patient setting, leading to an average reimbursed cost of $20,000 to $24,000. Finally, the 88% SLN-negative rate in these surgeries carries significant patient and healthcare system implications because 88% of patients undergoing an SLNB surgery will have no change in their treatment plan or their staging, but are still exposed to the complications from the surgery, including general anesthesia risks, high medical costs and a median false negative rate of 18%. Thus, while it is true that patients who are SLN positive, or re-staged to Stage III, have a higher population-based rate of metastasis and death from melanoma, invasive SLNB surgery does not improve melanoma-specific survival, carries risk of complications, a high false negative rate and significant costs.
In addition to the significant clinical issues involved in only using traditional clinical and pathology factors to evaluate the appropriateness of SLNB surgery, there is a discord between an individual’s “stage” and their actual risk of metastasis or death from melanoma. Based on data from SEER and the American Joint Committee on Cancer (“AJCC”), out of the cutaneous melanoma tumors diagnosed as Stage I, II or III, 80% are classified as Stage I (the lowest risk) and 12% are classified as Stage II (the next lowest risk). However, these data also show that melanomas initially diagnosed as Stage I or II under the traditional staging framework account for 60% of all deaths in patients receiving Stage I, II or III diagnoses. Furthermore, while patients with Stage III melanoma are at a higher population risk of metastasis and death from melanoma than Stage I or II, the five-year melanoma-specific survival rate for Stage II patients is 77%. We believe that the limitations of the current staging system not only result in unnecessary SLNB surgeries for certain low-risk patients, but also lead to overtreatment with adjuvant immune-oncology and targeted therapies for certain patients with Stage III melanoma.

In summary, risk-stratification, or the risk of metastasis, determines the treatment plans in newly diagnosed patients, including the recommendation for the SLNB surgery, decisions around the initiation of advanced imaging for active surveillance, frequency and specialty for clinical follow-up, initiation of adjuvant therapy and discussion of clinical trial enrollment opportunities. The top portion of the graphic below summarizes the two decision points that DecisionDx-Melanoma impacts. The lower portion summarizes the limitations of relying on clinical and pathology factors alone to determine risk of metastasis that informs SLNB surgery and subsequent treatment plan decisions.
Source: AJCC v7 J Clin Oncol 2009; SEER data release 2017; Morton et al. N Engl J Med 2014; Whiteman et al. J Invest Dermatol 2015; Shaikh et al. J Natl Cancer Inst 2016; Poklepovic and Carvajal. Oncology 2018; Sondak and Zager. Ann Surg Oncol 2010. Moody et al. Euro Jrnl Surg Onc 2017.
Cutaneous Squamous Cell Carcinoma
Cutaneous SCC the second most common form of skin cancer, is an uncontrolled growth of abnormal cells arising from the squamous cells in the epidermis, the skin’s outermost layer. Approximately one million patients are diagnosed with SCC annually in the United States. While worldwide data on SCC diagnoses are inconsistently reported, the incidence outside the United States is estimated to be greater than two million diagnoses annually.
Historically, SCC has been classified as one of the “non-melanoma skin cancers” with a clinical focus on curative primary surgery. However, high risk SCC is now recognized as a significant cause of morbidity and mortality, and due to the rate of increased incidence, more patients are now estimated to die annually from SCC in the United States (approximately 15,000 patients) than from cutaneous melanoma. Similar to melanoma, treatment plan decisions are based solely upon clinical and pathology factors from the initial biopsy to estimate a patient’s risk of recurrence or metastasis. However, unlike melanoma, which uses population-based risk analysis of these factors, the estimates are based upon small patient cohorts, and our research shows that most clinicians rely upon individual clinical and pathologic features rather than a staging “group” for guiding treatment plan decisions. Our DecisionDx-SCC test, which we launched on August 31, 2020, is intended for guiding the treatment of the estimated 20% of SCC patients, or 200,000 annually, who present with one or more high risk features, representing an estimated U.S. TAM of $820 million.
Identifying high risk SCC presents challenges for physicians. Unlike in cutaneous melanoma, where longitudinal databases were developed in an attempt to align population-based risk of metastasis with particular clinical and pathology factors, the same level of organization has not been given to SCC. To date, there has been a lack of reliance on the two primary staging systems in the United States, the AJCC version 8 and the Brigham and Women’s Hospital (“BWH”) system, which are marked by widely divergent classifications for its two risk categories (high and low). Further, the National Comprehensive Cancer Network (“NCCN”) staging method organizes clinical and pathology features into three risk categories (low, high and very high) based on their association with recurrence risk. A 2014 study compared the then-current AJCC version 7 and NCCN systems to assess concordance between the two. The AJCC system classified 82% as low risk while the NCCN system classified 13% as low risk. Because of the level of discordance among the risk assessment staging systems for SCC, and the lack of available databases, these staging systems end up minimally impacting treatment plans, with patients frequently being over- and under-treated, because of hesitancy by physicians to rely on them.
The two principal staging systems for SCC, AJCC (which is limited to head and neck SCC) and BWH, both classify patients according to the tumor (T), node (N) and metastasis (M) staging method and rely upon a combination of clinical or pathology factors to stage or classify risk of metastasis. The NCCN’s staging method identifies the majority of patients who do go on to metastasize, but its system suffers from the lowest positive predictive value (“PPV”) compared to the AJCC and BWH staging methods. Our initial clinical validation study of 321 patients was focused on patients with one or more high-risk features. Within this study cohort, using the risk criteria established within the NCCN guidelines demonstrated a sensitivity of 96% while PPV was 7% and negative predictive value (“NPV”) was 90.5%. The low PPV means that 93 out of 100 SCC instances labeled as high risk by the NCCN criteria did not actually metastasize. The AJCC and BWH guidelines demonstrated a sensitivity of 38.5% and 25%, respectively, PPV of 33% and 35%, respectively and NPV of 88% and 86%, respectively. A physician that relies solely upon NCCN criteria, given the low PPV, may end up developing an adjuvant treatment plan that includes radiation, or chemotherapy or complete lymph surgical dissection, or a combination of these, for a “high-risk” patient that is ultimately appropriate for only one out of fourteen high-risk patients who will metastasize, but not for the remaining thirteen patients who would not have metastasized. The AJCC and BWH staging systems do demonstrate stronger PPV but would still recommend that two out of three patients undergo an adjuvant treatment plan who will not benefit. These accuracy metrics have created significant discordance in the approach to managing patients with high-risk features, from one end of the spectrum advocating surgical intervention for all high-risk patients to another extreme calling for a “watch and wait” approach for all high-risk patients. The end result is an unacceptable clinical discordance in the approach to treatment plans and significant over- and under-treatment for a diagnosis that leads to the most skin cancer deaths in the United States.
DecisionDx-SCC was developed to improve upon the PPV of the current staging systems for SCC. The test has been shown to be an accurate and independent predictor of recurrence risk in a cohort of 420 cutaneous SCC tumors and demonstrated a PPV of greater than 50% in that cohort. We believe that integrating DecisionDx-SCC can drive risk-appropriate treatment management decisions for physicians and patients.
Difficult-to-Diagnose Melanocytic Lesions
Difficult-to-diagnose melanocytic lesions are pigmented lesions are unusual-looking lesions that may be melanoma. There are approximately two million skin biopsies performed annually specifically to rule in or rule out a diagnosis of melanoma in the United States. Approximately 15% of these biopsies are classified as indeterminate, in which case a pathologist cannot make a definitive diagnosis as to whether the biopsy is benign or malignant. A pigmented lesion biopsy that is difficult to diagnose may lead to an indeterminate diagnosis, in which case the treating physician generally leans towards making a conservative decision and assumes that the lesion is melanoma. A definitive diagnosis of invasive cutaneous melanoma results in a treatment plan that involves wider margins for the definitive wide local excision surgery, consideration of the SLNB surgery and post-diagnosis management plans, including frequent, high intensity surveillance using advanced imaging, frequent clinical visits and encouragement to enroll in clinical studies. If the indeterminate lesion was benign, the recommendation in the majority of cases would be no additional intervention. Thus, the tendency of physicians to treat an indeterminate diagnosis as melanoma leads to significant over-treatment decisions, complications and increased healthcare costs.
myPath Melanoma and DecisionDx DiffDx-Melanoma are independent GEP tests that together comprise Castle’s CDO of molecular testing solutions for difficult-to-diagnose melanocytic lesions.
Our CDO has robust diagnostic resolution for melanocytic lesions with unknown malignant potential, with validation studies demonstrating accurate diagnosis of benign and malignant lesions for 97% of cases tested.
We estimate the U.S. TAM at $600 million for our CDO, comprised of myPath Melanoma and DecisionDx DiffDx-Melanoma.

Uveal Melanoma Overview
The incidence of uveal melanoma has remained relatively constant over time with approximately 2,000 patients diagnosed annually in the United States, representing an estimated U.S. TAM of $8.0 million. Uveal melanomas arise from the three tissues comprising the uveal tract and vary by location with approximately 90% occurring in the choroid, 5% in the ciliary body and 5% in the iris. Uveal melanoma may also be referred to as ocular melanoma.
Approximately 97% of patients with uveal melanoma have no evidence of metastatic disease at the time of diagnosis and the success rate for definitive treatment of the primary tumor is over 90%. However, within three years, approximately 30% of all patients will experience metastases. Prior to commercial availability of DecisionDx-UM, other clinical staging and molecular diagnostic tests for uveal melanoma had been commercialized, but due to the lack of prospective studies, coupled with their low accuracy, tests were primarily used for research purposes rather than for clinical management of patients in the United States. As a result, nearly all U.S. centers grouped patients into a single, high-risk treatment plan that included frequent, high intensity surveillance using advanced imaging, frequent clinical visits and encouragement to enroll in clinical studies.
DecisionDx-UM is our proprietary GEP test that helps healthcare providers predict the risk of metastasis in patients with uveal melanoma. The test has been shown to have higher prognostic accuracy than chromosomal testing, mutation analysis or clinical features of the tumor, and is recommended by the NCCN for prognosis of uveal melanoma tumors.
Barrett’s Esophagus Overview
There are approximately 4 million patients in the U.S. currently diagnosed with BE and approximately 400,000 endoscopies are performed annually on BE patients—either for initial diagnosis or repeat endoscopy for assessing possible progression of BE (active surveillance). We estimate the U.S. TAM at $1 billion for our TissueCypher Barrett’s Esophagus Assay test, which we acquired through our acquisition of Cernostics on December 3, 2021.

1. 384,000 upper GI endoscopies/year with confirmed dx of BE (ND, IND, LGD) x $2,513 = U.S. only TAM of ~$1 billion
The TissueCypher Barrett’s Esophagus Assay is a protein-based MAAA test that was designed and developed to address these limitations in the current standard of care for risk stratification of patients with BE. TissueCypher guides clinical management of BE by:
1.Identifying patients who are at high risk of developing EAC but are currently missed due to reliance on traditional histopathology and clinical variables. This should enable early therapeutic intervention to prevent EAC, or increase surveillance for early detection of EAC at a treatable stage; and
2.Identifying patients who are at low risk of developing EAC, enabling extension of surveillance intervals and reduction in unnecessary procedures.

Our Testing Solutions
We use MAAA to characterize an individual patient’s tissue biology to inform specific prognosis of tumor development, death due to disease, metastasis or recurrence and aid the decision-making process of the treating physician and their patient to help optimize health outcomes and reduce healthcare costs. Due to the biological complexity of diseases, developing accurate products takes scientific diligence, stringent clinical protocols, machine learning expertise, proprietary algorithms and significant investments of time and capital. In addition, the underlying tissue samples and associated clinical outcomes data required to develop and validate these products are difficult to obtain. Once successfully developed and validated, commercial success requires generating ongoing evidence, such as clinical use documentation, to support appropriate physician adoption, reimbursement success and guideline inclusion.
We currently market five proprietary MAAA tests for use in the dermatologic, ocular and gastroenterology fields: DecisionDx-Melanoma, DecisionDx-SCC, our CDO, DecisionDx-UM and TissueCypher Barrett’s Esophagus Assay. The accuracy of each product in our portfolio is supported by multiple studies published in peer-reviewed journals since completion of the initial clinical validation studies. Also, multiple clinical impact studies have demonstrated a significant impact on physician decisions to alter their treatment plan when the results of our tests are considered in concert with the traditional clinical and pathology factors. DecisionDx-Melanoma, DecisionDx-UM, TissueCypher and myPath Melanoma are currently reimbursed by Medicare. In addition, we have received widespread positive private payor coverage and positive guideline inclusion for DecisionDx-UM, our first melanoma test, launched in January 2010. Since our inception, we have processed more than 100,000 clinical patient samples across our product portfolio.
Our products are designed to provide the following benefits:
•Clinically Actionable Information for Physicians. Our commercial tests provide physicians and their patients with reports that contain clinically actionable information to inform the treatment plan for each individual patient. Our reports are updated as new clinical data is generated that may enable additional clinical decisions to be made. Studies show that clinicians use our test results to make treatment plan changes. For example, four studies were initially conducted to evaluate the clinical actionability of our DecisionDx-Melanoma test, physicians utilizing the results of our test reports changed a patient’s treatment in approximately 50% of cases, indicating physician confidence in the evidence underlying our reports.
•Informed Patient Care. The clinical evidence shows that our products are accurate predictors of a patient’s specific risk of progression to cancer, or metastasis or recurrence of their cancer based upon the gene expression profile of an ocular or dermatologic tumor or, in the case of our BE test, the spatial assessment of biomarkers, independent of available clinical and pathology factors. Physicians use this information to identify patients who are likely to benefit from an escalation of care as well as those who may avoid unnecessary treatments, such as medical, surgical and radiation interventions.

•Reduced Healthcare Costs for Payors. We believe our products have the potential to reduce overall healthcare costs by enabling physicians and their patients to avoid unnecessary medical and surgical interventions. As an example, without DecisionDx-Melanoma, 88% of patients who receive the SLNB surgery, which has an average in-patient reimbursed cost of $20,000 to $24,000, are found to be SLN-negative and remain classified as low risk. If all patients eligible for the SLNB surgery were tested with DecisionDx-Melanoma and their test results were acted upon, we estimate the potential savings to the U.S. healthcare system could be up to $250 million, after considering the cost of DecisionDx-Melanoma.

DecisionDx-Melanoma
Overview
DecisionDx-Melanoma is our proprietary risk stratification GEP test developed to identify the risk of metastasis for patients diagnosed with invasive cutaneous melanoma. As of February 28, 2022, we have received orders from more than 9,300 clinicians for an aggregate of more than 90,000 tests. Under the traditional staging methods, melanomas are classified into low or and high-risk categories based on population-wide clinical and pathology features, and risk of recurrence guides a physician’s treatment plan recommendations about whether or not to offer invasive SLNB surgery, frequency and use of clinical imaging and follow-up, and/or adjuvant therapy consideration. Limitations of the current AJCC staging recommendations, and the NCCN recommendations for patient management, are demonstrated by the statistic that nearly 60% of the patients who die each year from melanoma are initially diagnosed with Stage I or II melanoma (the two lowest categories of risk). This reflects a need for better risk-stratification or prognostic markers to identify high-risk patients.
To address this need for a more accurate predictor of metastatic risk, we discovered, developed, validated and continue to support the performance of the DecisionDx-Melanoma test. This product is designed to help physicians identify high-risk tumors from among patients receiving a Stage I, II or III diagnosis based on the expression of 31 genes in the primary tissue. DecisionDx-Melanoma does not change the standard diagnostic workflow followed when performing a biopsy of a suspicious lesion, and utilizes the formalin-fixed, paraffin embedded biopsy or wide local excision tissue used to diagnose melanoma and determine AJCC stage. An additional biopsy is not needed. Test results are reported as GEP main classes (Class 1 (low risk) or Class 2(high risk)) or as subclasses (Class 1A represents the lowest risk group, Class 1B/2A represents an increased risk group and Class 2B represents the highest risk group), based on a continuous score ranging from 0-1.
In March 2021, we announced that DecisionDx-Melanoma utilizes an Integrated Test Result (“ITR”), designed to provide more precise risk prediction for patients with Stage I, II or III melanoma. The ITR is calculated by an independently validated algorithm (“i31-GEP”) that uses the DecisionDx-Melanoma continuous score in combination with clinical and pathology factors to provide a precise and personalized prediction of SLN positivity. In October 2021, we announced the completion of independent validation of a new, separate algorithm that integrates the DecisionDx-Melanoma continuous score to provide a prediction of an individual patient’s risk of metastasis and recurrence (“ROR”). This new i31-GEP algorithm for ROR includes the additional endpoints of recurrence-free survival (“RFS”) and distant metastasis-free survival, which are not currently provided by the American Joint Committee on Cancer Eighth Edition staging system. These endpoints are anticipated to be helpful when determining appropriate treatment pathways for each patient’s disease. Results generated by the i31-GEP algorithm guide discussions and recommendations, within current risk-based guidelines, for the SLNB surgical procedure or for surveillance methodologies. i31-GEP to predict SLN metastasis is an artificial intelligence-based neural network algorithm (independently validated in a cohort of 1,674 prospective, consecutively tested patients with T1-T4 cutaneous melanoma) that integrates the DecisionDx-Melanoma test result with the patient’s traditional clinical and pathology features, such as Breslow thickness, ulceration, mitotic rate and age. i31-GEP for ROR combines the 31-GEP continuous score with tumor thickness, ulceration status, mitotic rate, SLN status, age and tumor location to predict likelihood of recurrence, distant metastasis and melanoma specific death within 5 years of the melanoma diagnosis. The algorithm was developed using 1,581 tumors from patients diagnosed with melanoma and was validated in 523 patients. We expect to launch an app based on i31-GEP and the ITR later in 2022.

Clinical Validation
We have published more than 35 peer-reviewed articles demonstrating the analytical validity, clinical validity and clinical utility of DecisionDx-Melanoma, and we believe the clinical validation studies represent the largest clinical validation program of the metastatic risk of cutaneous melanoma ever conducted. Based on our published data, we have shown that DecisionDx-Melanoma is an accurate independent predictor of the risk of metastasis or recurrence.
Our first study, published in January 2015, analyzed 104 patients with Stage I, II and III melanoma from an independent cohort with long-term outcomes data. This study reported a five-year disease-free survival rate of 98% for patients with Stage I and II melanoma who received a DecisionDx-Melanoma Class 1 test result. In addition, the study also reported that only 2% of patients with a Class 1 test result were SLN-positive.
Our January 2019 study published in the Journal of the American Academy of Dermatology reviewed data on 690 patients with Stage I, II and III melanoma from three previously published long-term archival publications, and enabled analysis of clinically important subgroups considered low-risk based on staging criteria. Overall, the study reported a five-year melanoma specific survival rate of 99% for patients with Stage I, II or III melanoma who received a DecisionDx-Melanoma Class 1A test result.
Our long-term outcomes study data shows that DecisionDx-Melanoma can provide a more specific individual risk of metastasis and death from melanoma that is distinct from the AJCC staging approach that limits prediction to clinical and pathology factors. The only endpoint reported by the AJCC staging approach is death from melanoma. Within patients diagnosed with Stage I melanoma, a DecisionDx-Melanoma Class 2B result predominantly identifies a patient with a risk of death that is similar to a patient with Stage IIIA melanoma (see graph below). By comparison, DecisionDx-Melanoma Class 1A results indicate a 99.7% likelihood of survival from melanoma at five years. Within patients diagnosed with Stage II melanoma, DecisionDx-Melanoma can distinguish between patients who have a very low risk of death from melanoma (>97.1% likelihood of survival at 5-years) from those who have a higher risk of death from melanoma that is similar to a patient with Stage IIB melanoma. Within patients diagnosed with Stage III melanoma, DecisionDx-Melanoma can identify patients who have a likelihood of death from melanoma similar to a patient with Stage IIA melanoma, with the remainder having a risk similar to a patient with Stage IIIC melanoma.
The ability of DecisionDx-Melanoma to accurately reclassify the risk of recurrence or risk of death is clinically significant because NCCN guidelines recommend that the duration and frequency of follow-up and intensity of cross-sectional imaging be based on a patient’s individual conditional probability of recurrence. The NCCN guideline cut-point for these decisions is between Stage I-IIA versus Stage IIB-III. For example, the chart below demonstrates that a patient diagnosed with Stage I melanoma but who has received a DecisionDx-Melanoma Class 2B test result has a melanoma specific survival rate of 92.8%, which is similar to the risk for a patient diagnosed with Stage IIIA melanoma. Today, patients diagnosed with Stage III melanoma are recommended to have an increased follow-up schedule, undergo routine cross-sectional imaging, consider initiation of adjuvant therapy, such as an anti-PD1 inhibitor, and consider enrollment in a clinical trial.
The first prospective, multi-center study of 322 patients diagnosed with Stage I, II and III melanoma was published in August 2017. This initial analysis reported a RFS rate of 97% and overall survival rate of 99% for patients with Stage I, II and III melanoma who received a DecisionDx-Melanoma Class 1 test result. Since that time, six prospective studies have been published and each consistently demonstrate the accurate and independent prognostic value provided by DecisionDx-Melanoma for identifying low- and high-risk melanoma tumors.
When evaluating DecisionDx-Melanoma, one of the most important criteria is whether the test adds new information that is independent of the traditional clinical and pathology factors. The formal statistical method used to evaluate independence is the Cox multivariate analysis. Outputs of the Cox multivariate analysis include statistical significance, measured by p-value, as well as the power of the result, measured by Hazard Ratio (“HR”). A p-value of less than 0.05 indicates statistical significance and thus independence. If statistical significance is reached, then the HR indicates the power of the result, with a higher HR indicating greater outcome prediction. For example, an HR of nine means that patients with a high-risk test result are nine times more likely to experience metastasis or death than a low-risk test result. The table below shows the Cox multivariate analysis of the disease-free survival, melanoma-specific survival and recurrence free survival from the four performance studies noted above.
The American Academy of Dermatology and other organizations use the Strength of Recommendation Taxonomy (“SORT”) system to evaluate prognostic tests such as DecisionDx-Melanoma. The SORT system ranks evidence of clinical validity as levels 1, 2 or 3, and assigns a strength of recommendation as levels A, B or C. A SORT level 1A is the highest level and 3C is the lowest. For SORT ranking, “a systematic review or meta-analysis of good quality studies” or “a prospective study with good follow-up” represents a level 1 for good quality evidence of clinical validity. For SORT strength of recommendation, “consistent, good quality evidence” represents a level A recommendation. A systematic review and meta-analysis was published in the Journal of the American Academy of Dermatology in 2020 in an article titled “Molecular risk prediction in cutaneous melanoma: a meta-analysis of the 31-gene expression profile prognostic test in 1,479 patients.” This meta-analysis reviewed multiple peer-reviewed published clinical validation studies of DecisionDx-Melanoma, including prospective studies. The meta-analysis and the prospective studies satisfied the level 1 ranking of good quality studies and the consistency of DecisionDx-Melanoma data across these studies satisfied the level A strength of recommendation. Thus, the authors concluded that DecisionDx-Melanoma achieved a 1A level of evidence of clinical validity and strength of recommendation under the SORT system. Furthermore, as shown below, the multi-variate analysis for RFS found DecisionDx-Melanoma to be the strongest predictor of ROR compared to the evaluable clinical and pathology factors.

In addition, we conducted a prospective, multi-center study of 1,421 patients, which was published in Future Oncology in January 2019, that focused on the performance of DecisionDx-Melanoma to predict metastasis to the SLN. This study found that patients with a DecisionDx-Melanoma Class 1A test result with melanomas less than or equal to 2.0 mm thick, which represents 86% of all melanomas, have a 95% probability for an SLN-negative biopsy result. Analyzing this data by age shows that patients 65 years of age or older have a 98% NPV, those between 64 and 55 years of age have a 95% NPV and patients under 55 years of age have a 92% NPV. For physicians and patients evaluating whether to use DecisionDx-Melanoma to guide decision-making on the SLNB surgery, the impact on melanoma specific survival is an important consideration if the SLN status is not known. To address this, we analyzed the long-term outcome data from our Gastman 2019 publication and showed that patients of all ages with a melanoma less than or equal to 2.0 mm thick and a DecisionDx-Melanoma Class 1A test result had a five-year melanoma specific survival rate of 99.6%, while similar patients 55 years or older had a melanoma specific survival rate of 99.3%. This study showed that use of DecisionDx-Melanoma for patients with melanomas of less than or equal to 2.0 mm thick could potentially result in 74% fewer SLNB surgeries.
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

Study	Design	# of Patients	% Change in Management
Berger et al. CMRO 2016	Prospectively tested cohort, multi-center. Retrospective pre-test / post-test management.	156	53%
Dillon et al. SKIN J Cutan Med 2018	Prospective, multi-center: pre-test / post-test management.	247	49%
Farberg et al. J Drugs Derm 2017	169 physician impact study: patient vignettes with pre-test / post-test management.	n/a	47-50%
Schuitevoerder et al. J Drugs Derm 2018	Prospectively tested cohort, single center. Retrospective pre-test / post-test management; and modeling of prospective cohort.	91	52%
Building on our clinical utility evidence, in October 2020, the publication in Future Oncology of a retrospective study, titled “Integrating the melanoma 31-gene expression profile test to surgical oncology practice within national guideline and staging recommendations,” showed that DecisionDx-Melanoma impacted management decisions for patients diagnosed with Stage I – III melanoma under the AJCC framework. Study authors developed a recommended melanoma patient care algorithm that incorporates DecisionDx-Melanoma to help inform frequency and duration of follow-up visits, blood work and surveillance imaging in line with predicted metastatic risk. The patients’ DecisionDx-Melanoma test result was found to have an impact on the number and duration of follow-up and surveillance visits, and patients assessed as having a high risk of metastasis (designated by a DecisionDx-Melanoma Class 2 test result) received more intensive management than patients assessed as having a low risk (designated by a DecisionDx-Melanoma Class 1 test result). Clinicians using the test were shown to adjust patient management in a risk-appropriate direction, within recommendations of national guidelines.
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
Health Economics
We believe our products have the potential to reduce overall healthcare costs by enabling physicians and their patients to avoid unnecessary medical and surgical interventions. As an example, without DecisionDx-Melanoma, 88% of patients who receive the SLNB surgery, which has an average in-patient reimbursed cost of $20,000 to $24,000, are found to be SLN-negative and remain classified as low risk under the AJCC framework. If all patients eligible for the SLNB surgery were tested using DecisionDx-Melanoma and their test results were acted upon, we estimate the potential savings to the U.S. healthcare system could be up to $250 million, after considering the cost of DecisionDx-Melanoma.
In addition, DecisionDx-Melanoma can be used to make more informed decisions on advanced imaging, frequency of clinical visits, referral to medical oncology, adjuvant therapy initiation and clinical trial enrollment. In some cases, a DecisionDx-Melanoma test result may guide an appropriate reduction in these decisions based upon a low risk of metastasis, while in others it will guide an appropriate increase in medical or surgical intervention with the end result being improved use of healthcare resources.
The American Medical Association’s (“the AMA’s”) Current Procedural Terminology Editorial Panel accepted Castle’s application for a Category I MAAA, Current Procedural Terminology (“CPT”) code for its DecisionDx-Melanoma test. The CPT Editorial Panel is an independent group of expert volunteers representing various sectors of the healthcare industry. Its role is to ensure that code changes undergo evidence-based review and meet specific criteria. The code became effective on January 1, 2021. With this acceptance, two of our proprietary MAAA tests, DecisionDx-Melanoma and DecisionDx-UM, have met the criteria required for a Category I MAAA CPT code.
DecisionDx-SCC
The current treatment pathway (staging systems that rely on combination of clinical or pathology factors to stage or classify risk of metastasis) for patients identified as having high-risk cutaneous SCC suffers from a low PPV for risk of metastasis or recurrence. As a result, many patients categorized as high risk received adjuvant therapy and other unnecessary medical and surgical interventions even though they would not have gone on to metastasize. Conversely, the low predictive accuracy of current methods to identify high-risk patients can lead to undertreatment if patients with a truly high biologic risk are missed. Because these patients cannot currently be identified, they will miss the opportunity to receive the most aggressive of today’s therapeutic options.
To address this clinical need in SCC, we developed DecisionDx-SCC, a proprietary 40-gene expression profile test that uses an individual patient’s tumor biology to predict individual risk of SCC metastasis for patients with one or more risk factors. The test result, in which patients are stratified into a Class 1, 2A or 2B risk category, predicts individual metastatic risk to inform risk-appropriate management. The test is designed to provide a better PPV while maintaining similar NPV. We commercially launched DecisionDx-SCC on August 31, 2020. Nine peer-reviewed publications have demonstrated that DecisionDx-SCC is an independent predictor of metastatic risk and/or that integrating DecisionDx-SCC with current prognostic methods can add positive predictive value to clinician decisions regarding staging and management.
In 2020, development and validation data on DecisionDx-SCC was published in the Journal of the American Academy of Dermatology in an article titled “Validation of a 40-Gene Expression Profile Test to Predict Metastatic Risk in Localized High-Risk Cutaneous Squamous Cell Carcinoma.” The study findings indicate that DecisionDx-SCC demonstrated strong independent prognostic value in multivariate analysis compared to the traditional BWH and AJCC staging systems. More recently, further validation results of a cohort of 420 patients with high-risk SCC from 33 U.S. centers were published in Future Oncology. The study titled, “Enhanced Metastatic Risk Assessment in Cutaneous Squamous Cell Carcinoma With the 40-Gene Expression Profile Test,” upheld previous results demonstrating that DecisionDx-SCC demonstrated significant prognostic value, and that cases with a Class 1 result had metastasis rates near the general SCC population while Class 2B patients had rates greater than 50%. Additionally, a study focused on tumors of the head and neck region also showed strong stratification of risk by DecisionDx-SCC in that cohort, and independent value added to risk prognosis by the test in multivariable models that include other risk factors. We have ongoing multi-center studies involving more than 75 U.S. centers.
Comprehensive Diagnostic Offering
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

To address this clinical need, we developed DecisionDx DiffDx-Melanoma, a proprietary 35-GEP test designed to be used as an ancillary tool to histopathology when the distinction between a benign lesion and melanoma is uncertain. We commercially launched this product on November 2, 2020. DiffDx-Melanoma classifies these lesions as benign (gene expression profile suggestive of benign neoplasm); intermediate-risk (gene express profile cannot exclude malignancy); or malignant (gene expression profile suggestive of melanoma). Interpreted in the context of other clinical, laboratory and histopathologic information, DiffDx-Melanoma is designed to add diagnostic clarity and confidence for dermatopathologists while helping dermatologists deliver more informed patient management plans. Validation of this test included a variety of benign and malignant lesions. DecisionDx DiffDx-Melanoma, in tandem with myPath Melanoma, enables us to provide our CDO of molecular testing solutions for difficult-to-diagnose melanocytic lesions.
In 2020, two studies were published in SKIN: The Journal of Cutaneous Medicine. The development and validation study, “Development and Validation of a Diagnostic 35-Gene Expression Profile Test for Ambiguous or Difficult-To-Diagnose Suspicious Pigmented Skin Lesions,” showed that our DecisionDx DiffDx-Melanoma test had a technical success rate of 97%, meaning that a test result was successfully generated, and achieved accuracy metrics that could alleviate uncertainty in difficult-to-diagnose lesions leading to decreased unnecessary procedures while appropriately identifying at-risk patients. The clinical utility study, “A 35-Gene Expression Profile Test for Use in Suspicious Pigmented Lesions Impacts Clinical Management Decisions of Dermatopathologists and Dermatologists,” concluded that the diagnosis of challenging melanocytic neoplasms and subsequent clinical management decisions were influenced by DecisionDx DiffDx-Melanoma results in alignment with the test result. The utility of the test may provide the opportunity for clinicians to deliver more informed patient management plans.
Similar to DecisionDx DiffDx-Melanoma, myPath Melanoma is a proprietary GEP test that we acquired from Myriad Genetics, Inc. in May 2021, following rigorous validation in cutaneous melanocytic lesions to accurately differentiate between benign and malignant melanocytic lesions of unknown potential. myPath Melanoma has over 35,000 clinically resulted cases and 9 publications supporting the accurate diagnosis of benign or malignant lesions by the test. The test evaluates the expression of 23 genes using standard quantitative qRT-PCR and provides an accurate and objective classification suggestive of benign, intermediate, or malignant lesions.
We currently offer both myPath Melanoma and DecisionDx DiffDx-Melanoma in an integrated workflow to enhance both accuracy and technical reliability of diagnostic testing. This comprehensive diagnostic workflow leverages the strengths of both diagnostic GEP tests to provide improved diagnostic clarity. This offering is supported by 12 peer-reviewed publications.
DecisionDx-UM
Overview
At the time of diagnosis nearly all patients with uveal melanoma have no evidence of metastasis yet, approximately 30% of uveal melanoma patients will metastasize within five years and nearly 50% of uveal melanoma patients will metastasize at some point. Traditional clinical staging and molecular diagnostic tests for uveal melanoma have been commercialized, but until recent years the lack of prospective studies of these tests, coupled with low accuracy, resulted in these tests primarily being used for research purposes rather than for clinical management of patients in the U.S. As a result, before commercial availability of DecisionDx-UM, nearly all U.S. centers grouped patients into a single, high-risk treatment plan that included frequent, high intensity surveillance using advanced imaging, frequent clinical visits and encouragement to enroll in clinical studies.
DecisionDx-UM is our proprietary GEP test that helps healthcare providers predict the risk of metastasis in patients with uveal melanoma. We licensed the intellectual property for DecisionDx-UM from The Washington University in St. Louis, Missouri (“WUSTL”). and completed analytical validation and began marketing DecisionDx-UM in late 2009 for use in patients diagnosed with uveal melanoma without evidence of metastatic disease. DecisionDx-UM identifies patients at low risk for progression of their uveal melanoma so that their physicians can appropriately de-escalate the level of care provided. DecisionDx-UM is delivered to approximately 1,600 patients annually, representing approximately 80% of the patients diagnosed in the United States.
Twenty-one peer-reviewed publications involving more than 3,000 patients support the clinical validity and utility of DecisionDx-UM.
The Kaplan-Meier plot from the initial prospective, multi-center Collaborative Ocular Oncology Group (“COOG”) study found that a DecisionDx-UM Class 2 result was more strongly associated with metastasis than any other clinical, pathological or molecular factor, and the negative predictive value for patients with a DecisionDx-UM Class 1 result was 99%. This study also compared DecisionDx-UM to the traditional staging based on clinical and pathology factors, and chromosome 3 status (an alternative molecular test to predict the risk of metastasis in uveal melanoma), using Cox multivariate analysis, and found that the only statistically significant factor in predicting a likelihood of metastasis was DecisionDx-UM.
The data from the COOG study, as well as the consistency shown from the additional clinical validity studies, has supported widespread adoption of DecisionDx-UM with more than 90% of the ocular oncology institutions in the United States ordering this test. DecisionDx-UM has been used to guide treatment plan decisions regarding the intensity of a patient’s surveillance and management plan as well as clinical trial enrollment. The current NCCN Guidelines for Uveal Melanoma (last updated June 2021) incorporate DecisionDx-UM as the first risk of distant metastasis predictor and recommend that class result be used to guide frequency and intensity of systemic imaging.
TissueCypher
Esophageal cancer is one of the fastest-growing cancers (by incidence) in the world. The incidence of this once rare cancer has increased by more than 500% since the 1970s. Esophageal cancer remains highly lethal, with a five-year survival rate of 19%.
Chronic reflux in the esophagus causes changes to the molecular and cellular features of the esophagus, which often results in a condition called BE. BE is a serious complication of GERD and a risk factor for the development of esophageal cancer.
There are approximately 4 million patients in the U.S. diagnosed with BE, and annually, approximately 400,000 endoscopies are performed on BE patients. The TissueCypher Barrett’s Esophagus Assay, which is supported by eight peer reviewed publications, addresses an unmet need in BE, as it is designed to objectively and accurately predict progression from non-dysplastic, indefinite for dysplasia and low-grade dysplasia BE to high-grade dysplasia or esophageal adenocarcinoma (“EAC”). This is critical, as EAC is highly lethal, and endoscopic eradication therapy in patients with BE has been proven to reduce progression to EAC. As of February 28, 2022, two abstracts for GI conferences (podium presentations at European Society of Gastrointestinal Endoscopy Days 2022 and Digestive Disease Week 2022) and one peer-reviewed publication have been accepted.
BE is the only known precursor to EAC, which is highly lethal and has a five-year survival rate of 19%, according to Cancer Facts and Figures, ACS 2020. Treatment options, particularly for advanced EAC, are limited, and early detection is critical for optimal patient management. As a result, an estimated 4 million patients with BE in the U.S. are in active surveillance programs, which involve periodic endoscopic surveillance of the esophagus with the goal of detecting malignant progression at a treatable stage. During the endoscopy, biopsies are obtained from the affected tissue, and BE is graded based upon pathology features (histologic assessment) of these biopsies into High-Grade Dysplasia (“HGD”), Low-Grade Dysplasia (“LGD”), Indefinite Dysplasia (“IND”) and Non-Dysplastic (“ND”). Generally, patients with HGD undergo esophageal eradication therapy, which may include ablation or surgical removal of the BE lesions. Patients with LGD generally undergo either endoscopic surveillance every three to six months or endoscopic eradication therapy, while patients with IND or ND generally undergo endoscopic surveillance every three months to five years. While treatment decisions, including surveillance timing, are directed by pathology grading, this approach is limited by significant inter-observer variation (pathology discordance) in the grading of tissue biopsies. This discordance is found between community pathologists, as well as pathologists who specialize in BE in large academic centers. Furthermore, molecular and cellular changes associated with progression to cancer often precede the morphologic changes that pathologists can evaluate using histology.
Additionally, while patients with ND, IND and LGD do have a lower rate of progression to EAC than HGD, due to the higher incidence of ND, IND and LGD, these patients represent approximately 63% of patients who may progress to EAC. Since endoscopic eradication therapy is performed with the expectation that it will reduce or stop progression to EAC, the fact that the majority of patients who progress are not graded as having HGD represents a significant unmet clinical need. In addition, the recommendations for the frequency of endoscopic surveillance are based upon low to moderate quality evidence. Together, these limitations in the current standard of care for risk assessment of patients with BE leads to overuse of endoscopies and imprecise use of endoscopic eradication therapy procedures, adding unnecessary costs that fail to reduce the incidence and mortality associated with EAC.
The TissueCypher Barrett’s Esophagus Assay is a protein-based MAAA test that was designed and developed to address these limitations in the current standard of care for risk stratification of patients with BE. TissueCypher guides clinical management of BE by:
1.Identifying patients who are at high risk of developing EAC but are currently missed due to reliance on traditional histopathology and clinical variables. This should enable early therapeutic intervention to prevent EAC, or increase surveillance for early detection of EAC at a treatable stage; and
2.Identifying patients who are at low risk of developing EAC, enabling extension of surveillance intervals and reduction in unnecessary procedures.
The TissueCypher Barrett’s Esophagus Assay is a laboratory developed test (“LDT”) provided as a testing service to healthcare providers across the United States, and provides automated, objective risk stratification for patients with ND, IND and LGD BE. It is the only commercially available test providing prognostic risk assessment from esophageal pinch biopsies.
Our Commercial Channel
Sales and Marketing
Our sales and marketing efforts are primarily focused on the United States skin cancer and gastroenterology markets. We employ a direct sales and marketing strategy to educate clinicians on the clinical and economic benefits of our products. Our sales approach is highly technical, and our team is trained to articulate the scientific and clinical evidence behind our products and how they influence the clinical care pathway and ultimately improve patient outcomes. Our sales force is focused on educating and informing the entire patient care team, which consists of treating clinicians, nurses, laboratory and pathology personnel, and finance administrators, on the appropriate use and value of our tests.
The principal focus of our current commercial efforts is to educate clinicians and pathologists on the value of our molecular diagnostic testing products through our direct sales force in the U.S. In dermatology, we began 2020 with 32 outside sales territories. In the third quarter of 2020, we expanded our dermatologic commercial team to create a dedicated sales force of ten territories to support the launch of our DecisionDx Diff-Dx Melanoma test to dermatopathologists. During the first half of 2021, we folded this dedicated team into our existing sales team and completed a further expansion, bringing our dermatologic sales force to the mid-60s. In connection with our acquisition of Cernostics in December 2021, we hired an initial commercial team of approximately 14 outside sales territories, along with commensurate internal sales associates and medical science liaisons, to support our launch of the TissueCypher Barrett’s Esophagus Assay. This dedicated team focuses on gastroenterology specialists that diagnose and manage patients with BE. However, we will continue to evaluate our mix of outside sales territories, inside sales support, marketing and medical affairs in the context of our dermatologic tests and gastroenterology tests and adjust our investments based upon these evaluations.
In 2021, we entered into an agreement with Modernizing Medicine (“ModMed”) that established an interface with ModMed’s electronic health records system, EMA®. The interface is designed to enable dermatologic clinicians to order our DecisionDx skin cancer tests from directly within a patient’s medical record in EMA. Our full suite of dermatologic tests is now available to order within EMA.
DecisionDx-UM addresses a small cancer market, and patients are managed by a small group of ocular oncology surgeons, generally ophthalmology or retina trained specialists. We serve these patients and their physicians by providing highly technical interactions that focus on optimizing the appropriate use of our proprietary and ancillary products.

Medical Affairs
We also deploy an experienced medical affairs group to assist education of treating physicians and key opinion leaders, to identify and engage sites for our sponsored clinical studies and to evaluate collaborative study opportunities. Our medical affairs strategy complements our sales, marketing and clinical research operations efforts.
Reimbursement
The primary source of revenue for our products is reimbursement from third-party payors, which includes government payors, such as Medicare and the U.S. General Services Administration (“GSA”), and commercial payors, such as insurance companies. Achieving broad coverage and reimbursement of our current products by third-party payors and continued Medicare coverage are key components of our financial success. De novo coverage by government and third-party payors for our pipeline tests will be important over time.
Government Payors
Medicare coverage is limited to items and services that are within the scope of a Medicare benefit category and that are reasonable and necessary for the diagnosis or treatment of an illness or injury. Local coverage determinations (“LCDs”) are made through an evidence-based process by Medicare Administrative Contractors (“MACs”) with opportunities for public participation.
Palmetto GBA MolDX (“Palmetto”) the MAC responsible for administering MolDX, the program that assesses molecular diagnostic technologies, issued a final LCD for DecisionDx-Melanoma, which became effective on December 3, 2018. Noridian Healthcare Solutions, LLC (“Noridian”), the MAC responsible for administering claims for laboratory services performed in Arizona, adopted the same coverage policy as Palmetto on that date, and subsequently issued a final LCD on February 10, 2019. This LCD provided for coverage for patients who are eligible for the SLNB surgery with cutaneous melanoma tumors of 2.0 mm in thickness or less, and patients with clinically negative SLN basins who are being considered for the SLNB surgery to determine eligibility for adjuvant therapy. Melanomas less than or equal to 2.0 mm thick represent 86% of all melanomas. The median age at diagnosis is 63 years old, therefore the Medicare eligible population represents close to 50% of the addressable market.
Palmetto issued a final expanded LCD for DecisionDx-Melanoma, effective November 22, 2020. With this expanded LCD and the accompanying billing and coding articles, in 2021 approximately 96% of the DecisionDx-Melanoma tests performed for Medicare patients have met the coverage criteria. Noridian has adopted the same coverage policy as Palmetto and also issued an expanded final LCD for DecisionDx-Melanoma, effective December 6, 2020.
Separately, Palmetto issued a final LCD for DecisionDx-UM, which became effective in July 2017, and Noridian issued a similar LCD that became effective in September 2017. The Noridian LCD provides for coverage to determine metastatic risk in connection with the management of a patient’s newly diagnosed uveal melanoma and to guide surveillance and referral to medical oncology for those patients. Similar to cutaneous melanoma, the median age at diagnosis for uveal melanoma is estimated at 58-62 years old, therefore the Medicare eligible population represents close to 45% of the addressable market.
On May 17, 2019, CMS determined that DecisionDx-UM meets the criteria for “existing advanced diagnostic laboratory test” status, also referred to as “existing ADLT” status. For 2020, our rate was set by Noridian, our local MAC, but effective in 2021 our rate is set annually based upon the median private payor rate for the first half of the second preceding calendar year. Our rate for 2021 was $7,776 and will remain at $7,776 for 2022, in each case based on the calculation of the median private payor rate.
Also, on May 17, 2019, CMS determined that DecisionDx-Melanoma meets the criteria for “new ADLT” status. Accordingly, from July 1, 2019 through March 31, 2020, the Medicare reimbursement rate was equal to the initial list price of $7,193. From April 1, 2020 through December 31, 2021, the rate was also $7,193, which was calculated based upon the median private payor rate for DecisionDx-Melanoma from July 1, 2019 to November 30, 2019. CMS has informed us that the rate for 2022 will continue to be $7,193, based on the median private payor rate.
myPath Melanoma is currently covered under a MolDX LCD policy through Noridian that oversees laboratories in both Utah and Arizona. Noridian issued an LCD that became effective in June 2019. On September 6, 2019, myPath Melanoma was approved as a new ADLT. The rate for 2022 will be $1,950.
TissueCypher is performed in our Pittsburgh, Pennsylvania laboratory and falls under the Medicare jurisdiction that is managed by Novitas Solutions (“Novitas”). Novitas previously reviewed TissueCypher and we are receiving payments for claims according to the Clinical Lab Fee Schedule (“CLFS”). For 2022, CMS published in its CLFS a payment amount of $2,513 for the test.

Beginning in 2023, the rates for the DecisionDx-Melanoma, DecisionDx-UM, and myPath Melanoma tests will be set annually based upon the median private payor rate for the first half of the second preceding calendar year. For example, the rate for 2023 will be set using median private payor rate data from January 1, 2021 to June 30, 2021.
In the second quarter of 2020, we submitted our technical assessment dossier for DecisionDx-SCC to Palmetto and Noridian. The dossier was accepted as complete in the third quarter of 2020. In early 2021, we submitted our technical assessment dossier for DecisionDx DiffDx-Melanoma. The dossier was accepted as complete in the first quarter of 2021. We expect that draft LCDs for DecisionDx-SCC and DecisionDx DiffDx-Melanoma could potentially be posted by the end of the second quarter of 2022 resulting in potentially final LCDs effective in 2023. However, there is no assurance that the timing of any draft or final LCD will match our expectations or our historical experience with LCDs for our other tests.
In the second quarter of 2021, Palmetto and the other MACs that participate in the MolDX program posted a revised draft LCD for DecisionDx-Melanoma. The draft LCD includes commentary about two publications regarding the clinical utility of GEP tests and was posted to give providers an opportunity to comment. Each of the draft LCDs include an assessment stating that the MAC does not believe that the new data is sufficient to change the coverage criteria. We have submitted comments on the draft LCD. The comment period on the last of these draft LCDs closed on August 8, 2021. We are unable to predict when the final draft LCD will be posted.
The U.S. Federal Supply Schedule, also known as the GSA Schedule and the Multiple Award Schedule, is a long-term government-wide contract with commercial companies. In August 2021, we were awarded a five-year GSA contract from the Veterans Health Administration for our DecisionDx-Melanoma GEP test.
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
We have broad positive policy coverage for our DecisionDx-UM test, have executed contracts with certain commercial payors and anticipate further increases in contracting. We also have positive policy recommendations from many third-party technical assessment review groups. In 2021, we received payment on approximately 93% of all claims for this test.
We began engaging commercial third-party payors for positive coverage for DecisionDx-Melanoma and have seen some positive coverage policies. With the continued evidence development, we anticipate additional positive coverage policies occurring.
Dependence on Third-Party Payors
We receive a substantial portion of our revenue from a small number of third-party payors, primarily Medicare, BlueCross BlueShield affiliates and Medicare Advantage plans. Our revenue from patients covered by Medicare, Medicare Advantage plans, and BlueCross BlueShield plans, as a percentage of total revenue, was 57%, 28% and 7%, respectively, for the year ended December 31, 2021. BlueCross BlueShield plans and Medicare Advantage plans represent an aggregation of multiple payors making independent reimbursement decisions; however, these plans often base reimbursement decisions on common guidelines which can influence multiple plans simultaneously.
Competition
We are focused on improving health through innovative tests that guide patient care. We believe, today, that there is limited existing competition for our products that provide evidence-based genomic and proteomic solutions to physicians and their patients.
We believe the principal competitive factors in our target markets include:
•Proprietary, disciplined approach to genomic and proteomic analysis including the use of proprietary deep learning, machine learning, artificial intelligence and other techniques to identify and optimize biomarker selection and algorithmic approaches to answer the clinically important questions with accurate tests. This involves the ability to design and efficiently conduct the right clinical studies at the right time;

•Research and development investments to document the quality, quantity, consistency and strength of the clinical validity data, the impact our products have on clinical use, and demonstration of net health outcome improvement that reduce health system costs;
•Maintaining a strong reputation with the treating physician by providing consistent, transparent, and clinically relevant information that will improve the appropriate management of their patients;
•Ease of use in accessing our products, reimbursement support for our patients and laboratory reports that clearly communicate the clinically relevant data points;
•Demonstrated ability to work with, and secure coverage and reimbursement from, governmental and commercial payors;
•Ability to efficiently commercialize pipeline products to the same customer base as our current products.
We believe we compete favorably on the factors described above.
Today, our principal competition for DecisionDx-Melanoma is existing traditional clinical and pathology staging criteria. While some clinical and pathology criteria have changed over time, this approach has been the standard of care in the United States for many years, and physicians may be unwilling to accept the validity of the published data and adopt our test until it has become incorporated into national guidelines. In addition, we may, in the near future, face competition from a limited number of companies who are working in this disease space, such as SkylineDx and Neracare.
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
Today, principal competition for the TissueCypher Barrett’s Esophagus Assay is existing traditional clinical and pathology assessment. In the future this assessment may include the use of immunohistochemical evaluation of individual protein biomarkers as an aid to pathology. While some clinical and pathology criteria have changed over time, this approach has been the standard of care in the United States for many years, and physicians may be unwilling to accept the validity of the published data and adopt our test until this has become incorporated into clinical guideline recommendations from gastrointestinal clinical societies, or other national guidelines. In addition, we may in the near future, face competition from a limited number of companies who are working in this disease space, such as Interpace Diagnostics. Other companies actively engaged in GERD screening to diagnose BE may also look to develop prognostic assays for patients diagnosed with BE, and these could compete with TissueCypher in the future.
Laboratory Operations
Our LDTs, consisting of DecisionDx-Melanoma, DecisionDx-SCC, our CDO and DecisionDx-UM, are currently performed in our College of American Pathologists (“CAP”) accredited, Clinical Laboratory Improvement Amendments of 1988 (“CLIA”)-certified laboratory in Phoenix, Arizona, which went operational in April 2016. As of 2021, we have an approximately 29,700 square feet of facility space supporting our growth and providing certain operational redundancy. We currently perform all laboratory procedures involved in our tests from receiving a requisition form to issuance of the final test result in these facilities. We performed more than 28,000 proprietary GEP tests in 2021. We provide our proprietary DecisionDx-Melanoma, DecisionDx-SCC, myPath Melanoma, DecisionDx DiffDx-Melanoma and DecisionDx-UM products for patients in all fifty states including those that require specific, additional, out-of-state lab licenses or qualifications such as New York, California, Pennsylvania, Maryland, and Rhode Island. Upon receipt, orders and samples are processed through an automated laboratory information management system which, in addition to tracking sample chain of custody, initiates and tracks accessioning, sample eligibility, technical data generation, algorithmic analysis and results reporting. Most of samples are received as paraffin embedded sections from a formalin fixed tissue specimen.
We have a laboratory and associated facilities totaling approximately 8,100 square feet of space in Pittsburgh, Pennsylvania, for the purpose of producing TissueCypher, an LDT with utility in the BE disease space. While this lab is CLIA-certified and positioned to operate in all states except New York, we are working to achieve anticipated CAP accreditation and New York Permitted Lab status in 2022. Our expanded laboratory footprint should also enable us to use this facility to process our dermatology tests, as or if needed.

Our laboratory facilities house all functions related to quality control and assurance, licensing, accreditation and regulatory compliance. Our quality management program ensures the quality of our laboratory services and products through continuous monitoring of a broad range of key performance indicators including technical, customer service and cybersecurity metrics. Through this program, we promote a philosophy of continuous improvement based upon adherence to validated standards. Our Phoenix facilities houses our clinical research operations and local information technology support, with a similar focus of operation in our Pittsburgh facility.
Raw Materials and Suppliers
We procure certain reagents, equipment, chips/cards and other materials used to perform our tests from sole suppliers such as ThermoFisher Scientific, Inc. and Qiagen, Inc. Some of these items are unique to these suppliers and vendors. While we have developed alternate sourcing strategies for these materials and vendors, and while we have experienced no business interruption due to an inability to source these materials, we cannot be certain whether these strategies will be effective or whether alternative sources will be available when we need them. If these suppliers can no longer provide us with the materials we need to perform our test services, they do not meet our quality specifications, or we cannot obtain acceptable substitute materials, our business would be negatively affected.
License Agreement with The Washington University
In November 2009, we entered into a license agreement (“the License Agreement”) with WUSTL to license certain patent rights and technical information from WUSTL for the development of melanoma products (the “Products”), and services (the “Services”). The rights licensed under this agreement are used in DecisionDx-UM only.
Under the License Agreement, we obtain an exclusive, worldwide, royalty-bearing license to certain patent rights owned by WUSTL (“the Patent Rights”) and a non-exclusive, worldwide license to certain technical information and research property owned by WUSTL, with the right to grant sublicenses under certain conditions, in order to develop the Products and Services. WUSTL retains the right to use the Patent Rights for research purposes.
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
Under the License Agreement, we are required to use best efforts to carry out the activities under an agreed-upon development plan (“the Development Plan”) and meet any and all milestones set forth in the Development Plan. We are required to make milestone payments to WUSTL upon successful completion of development and commercialization milestones as set forth in the Development Plan. For each Product or Service that receives FDA approval, premarket approval or premarket notification, we are obligated to make a milestone payment to WUSTL in the mid-four digits. For the issuance of the first U.S. patent and the first foreign patent, we are obligated to make aggregate milestone payments to WUSTL in the low-five digits.
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
Intellectual Property
Our core technology for our products is related to methods and devices for analysis of genetic expression. Using this technology, we are able to provide a more accurate prediction of a patient’s metastatic risk as compared to other methods. We have secured and continue to pursue intellectual property rights globally, including through patent protection covering analysis of metastasis in cutaneous melanoma, as well as treatment of cutaneous SCC. We also rely on trademarks, trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position. For more information, please see “Risk Factors—Risks Related to Intellectual Property.”

Patents and Patent Applications
We have developed a global patent portfolio that as of December 31, 2021, is comprised as follows:

	Number of Applications and Patents
Commercial Focus	United States	International	Total
Owned Patent Families
Methods for predicting risk of metastasis in cutaneous melanoma	2	15	17
Methods of diagnosing and treating patients with pigmented skin lesions	1	1	2
Methods of diagnosing and treating patients with cutaneous squamous cell carcinoma	2	10	12
Determining Prognosis and Treatment based on Clinical-Pathologic Factors and Continuous Multigene-Expression Profile Scores	1	—	1
Genes and gene signatures for diagnosis and treatment of melanoma	5	29	34
Method for automated tissue analysis	2	3	5
Systems and compositions for diagnosing BE and methods of using same	3	13	16
Methods of predicting progression of BE	2	16	18
Licensed Portfolio from WUSTL
Method for predicting risk of metastasis	2	—	2
Compositions and methods for detecting cancer metastasis	2	2	4
Total	22	89	111

Included in the table above are 12 issued U.S. patents and 60 issued international patents. This global patent portfolio has filing dates ranging from 2009 to 2021, and therefore are projected to expire between 2029 and 2041, subject to any patent term extension or patent term adjustment that might be available in a particular jurisdiction. The owned and licensed families contain issued patents and pending applications that relate to devices, systems, and methods for macromolecular analysis, and reflect our active and ongoing research programs.
Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued for regularly filed applications in the United States are granted a term of 20 years from the earliest effective non-provisional filing date. In addition, in certain instances, a patent term can be extended to recapture a period due to delay by the United States Patent and Trademark Office (“USPTO”) in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective non-provisional filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country to country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.
Trademarks and Trade Secrets
As of the date of this Annual Report on Form 10-K, our U.S. trademark portfolio contained 13 trademark registrations.
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
Regulations
Clinical Laboratory Improvement Amendments of 1988 (“CLIA”)
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
To renew our CLIA certificate, we are subject to survey and inspection every two years to assess compliance with program standards. Because our Phoenix, Arizona laboratory is a CAP accredited laboratory, CMS may defer the survey and inspection to those conducted by CAP. We may also be subject to additional unannounced inspections. The regulatory and compliance standards applicable to the testing we perform change periodically, and any such changes are published by CAP. Our SOPs documents & records are updated accordingly and as needed. Any such changes may have a material effect on our business.
Penalties for non-compliance with CLIA requirements include suspension, limitation or revocation of the laboratory’s CLIA certificate, as well as directed plan of correction, state on-site monitoring, civil money penalties, civil injunctive suit or criminal penalties.
State Laboratory Licensing
In addition to federal certification requirements of laboratories under CLIA, CLIA provides that states may adopt laboratory regulations and licensure requirements that are more stringent than those under federal law. Such laws, among other things, establish standards for the day-to-day operation of a clinical reference laboratory, which includes ensuring personnel have the adequate knowledge of training to maintain quality control. We currently provide laboratory services in all 50 states. Additionally, we maintain licenses in New York, California, Maryland, Pennsylvania and Rhode Island which require specific licensure for out-of-state laboratories that accept specimens from those states.
Because we receive specimens from the state of New York, our clinical reference laboratory is required to be licensed by New York, have a lab director with a specific certificate of qualification and is subject to biennial New York state inspections to ensure the lab is compliant with New York licensing standards. New York regulations also mandate proficiency testing for laboratories licensed under New York state law, regardless of whether such laboratories are located in New York. If a laboratory is out of compliance with New York statutory or regulatory standards, the New York State Department of Health (“NYSDOH”) may suspend, limit, revoke or annul the laboratory’s New York license, censure the holder of the license, or assess civil money penalties. We have received formal approval from NYSDOH to offer the following of our proprietary assays to New York patients: DecisionDx-Melanoma, DecisionDx-CMSeq, DecisionDx-UM, DecisionDx-PRAME, DecisionDx-UMSeq, DecisionDx-SCC, DecisionDx DiffDx-Melanoma and myPath Melanoma. Additionally, we are working through the NYSDOH submission and approval process for our newly acquired laboratory and product, TissueCypher, which has utility in the BE disease space.
Federal Oversight of Laboratory Developed Tests
The laws and regulations governing the marketing of diagnostic products are evolving, extremely complex, and in many instances, there are no significant regulatory or judicial interpretations of these laws and regulations. Clinical laboratory tests are regulated under CLIA, as administered by CMS, as well as by applicable state laws. In addition, the Federal Food, Drug and Cosmetic Act (“FDCA”) defines a medical device to include any instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component part, or accessory, intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals. Our in vitro testing products are considered by the FDA to be subject to regulation as medical devices. Among other things, pursuant to the FDCA and its implementing regulations, the FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, pre-market clearance or approval, marketing and promotion, and sales and distribution of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In addition, the FDA regulates the export of medical devices manufactured in the United States to international markets.
Although the FDA has statutory authority to assure that medical devices are safe and effective for their intended uses, the FDA has generally exercised its enforcement discretion and not enforced applicable regulations with respect to in vitro diagnostics that are designed, manufactured, and used within a single laboratory for use only in that laboratory. These tests are referred to as LDTs. As a result, we believe our diagnostic services are currently subject to the FDA’s enforcement discretion and are not currently subject to the FDA’s oversight. However, reagents, instruments, software or components provided by third parties and used to perform LDTs may be subject to regulation.
In recent years, the FDA has stated its intention to modify its enforcement discretion policy with respect to LDTs. For example, on July 31, 2014, the FDA notified Congress of its intent to modify, in a risk-based manner, its policy of enforcement discretion with respect to LDTs. On October 3, 2014, the FDA issued two draft guidance documents entitled “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs),” or the Framework Guidance, and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests (LDTs),” or the Reporting Guidance. The Framework Guidance states that FDA intends to modify its policy of enforcement discretion with respect to LDTs in a risk-based manner consistent with the classification of medical devices generally in Classes I through III. The Reporting Guidance would further enable FDA to collect information regarding the LDTs currently being offered for clinical use through a notification process, as well as to enforce its regulations for reporting safety issues and collecting information on any known or suspected adverse events related to the use of an LDT.
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
Medical Device Regulatory Framework
Although we currently market our proprietary testing products as LDTs, which are currently subject to enforcement discretion, we could be subject to more onerous FDA compliance obligations in the future. Specifically, if the FDA begins to actively regulate LDTs, then, unless an exemption applies, each new or significantly modified medical device we seek to commercially distribute in the United States will require either a premarket notification to the FDA requesting permission for commercial distribution under Section 510(k) of the FDCA, also referred to as a 510(k) clearance, or approval from the FDA of a premarket approval (“PMA”), application. Both the 510(k) clearance and PMA processes can be resource intensive, expensive, and lengthy, and require payment of significant user fees.
Device Classification
Under the FDCA, medical devices are classified into one of three classes-Class I, Class II or Class III depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurances with respect to safety and effectiveness.
Class I devices are those with the lowest risk to the patient and are those for which safety and effectiveness can be reasonably assured by adherence to a set of FDA regulations, referred to as the General Controls for Medical Devices, which require compliance with the applicable portions of the FDA’s Quality System Regulation, facility registration and product listing, reporting of adverse events and malfunctions, and appropriate, truthful and non-misleading labeling and promotional materials. Some Class I devices also require premarket clearance by the FDA through the 510(k) premarket notification process described below. Most Class I products are exempt from the premarket notification requirements.
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

The Investigational Device Process
In the United States, absent certain limited exceptions, human clinical trials intended to support medical device clearance or approval require an investigational device exemption (“IDE”), application. Some types of studies deemed to present “non-significant risk” are deemed to have an approved IDE once certain requirements are addressed and IRB approval is obtained. If the device presents a “significant risk” to human health, as defined by the FDA, the sponsor must submit an IDE application to the FDA and obtain IDE approval prior to commencing the human clinical trials. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. Generally, clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the study protocol and informed consent are approved by appropriate IRBs at the clinical trial sites. Submission of an IDE will not necessarily result in the ability to commence clinical trials, and although the FDA’s approval of an IDE allows clinical testing to go forward for a specified number of subjects, it does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and efficacy, even if the trial meets its intended success criteria.
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
After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) clearance or, depending on the modification, could require a PMA application. The FDA requires each manufacturer to determine whether the proposed change requires a new submission in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination. Many minor modifications are accomplished by a letter-to-file in which the manufacturer documents the change in an internal letter-to-file. The letter-to-file is in lieu of submitting a new 510(k) to obtain clearance for such change. The FDA can always review these letters to file in an inspection. If the FDA disagrees with a manufacturer’s determination regarding whether a new premarket submission is required for the modification of an existing 510(k)-cleared device, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or approval of a PMA application is obtained. In addition, in these circumstances, the FDA can impose significant regulatory fines or penalties for failure to submit the requisite application(s).

The PMA Approval Process
Following receipt of a PMA application, the FDA conducts an administrative review to determine whether the application is sufficiently complete to permit a substantive review. If it is not, the agency will refuse to file the PMA. If it is, the FDA will accept the application for filing and begin the review. The FDA has 180 days to review a filed PMA application, however, in practice the application review process often exceeds this deadline. During this review period, the FDA may request additional information or clarification of information already provided, and the FDA may issue a major deficiency letter to the applicant, requesting the applicant’s response to deficiencies communicated by the FDA.
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
In approving a PMA application, as a condition of approval, the FDA may also require some form of post-approval study or post-market surveillance, whereby the applicant conducts a follow-up study or follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional or longer-term safety and effectiveness data for the device. The FDA may also approve a PMA application with other post-approval conditions intended to ensure the safety and effectiveness of the device, such as, among other things, restrictions on labeling, promotion, sale, distribution and use. New PMA applications or PMA supplements may also be required for modifications to any approved diagnostic tests, including modifications to our manufacturing processes, device labeling and device design, based on the findings of post-approval studies.
Federal and State Physician Self-Referral Prohibitions
We are subject to the federal physician self-referral prohibitions, commonly known as the Stark Law, and to comparable state laws. Together these restrictions generally prohibit us from billing a patient or any governmental or private payor for certain designated health services, including clinical laboratory services, when the physician ordering the service, or any member of such physician’s immediate family, has a financial interest, such as an ownership or investment interest in or compensation arrangement with us, unless the arrangement meets an exception to the prohibition.

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
These prohibitions apply regardless of any intent by the parties to induce or reward referrals or the reasons for the financial relationship and the referral. In addition, knowing violations of the Stark Law may also serve as the basis for liability under the federal False Claims Act (“the FCA”), which can result in additional civil and criminal penalties.
Federal and State Anti-Kickback Laws
The federal Anti-Kickback Statute (“the AKS”) makes it a felony for a person or entity, including a clinical laboratory, to knowingly and willfully offer, pay, solicit or receive any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in order to induce business that is reimbursable under any federal healthcare program. A violation of the AKS may result in imprisonment for up to ten years and fines for each violation and administrative civil money penalties, including an additional amount of up to three times the amount of the remuneration paid. Convictions under the AKS result in mandatory exclusion from federal healthcare programs for a minimum of five years. In addition, The U.S. Department of Health and Human Services (“HHS”) has the authority to impose civil assessments and fines and to exclude healthcare providers and others engaged in prohibited activities from Medicare, Medicaid and other federal healthcare programs. In addition, the government may assert that a claim that includes items or services resulting from a violation of the AKS constitutes a false or fraudulent claim under the FCA, which is discussed in greater detail below. Additionally, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
Although the AKS applies only to items and services reimbursable under any federal healthcare program, a number of states have passed statutes substantially similar to the AKS that apply to all payors. Penalties of such state laws include imprisonment and significant monetary fines.
Federal and state law enforcement authorities scrutinize arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to induce patient care referrals or induce the purchase or prescribing of particular products or services. Generally, courts have taken a broad interpretation of the scope of the AKS, holding that the statute may be violated if merely one purpose of a payment arrangement is to induce referrals or purchases.
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
The Eliminating Kickbacks in Recovery Act
The Eliminating Kickbacks in Recovery Act of 2018 (“EKRA”) prohibits knowingly and willfully soliciting or receiving any remuneration (including any kickback, bribe or rebate) directly or indirectly, overtly or covertly, in cash or in kind, in return for referring a patient or patronage to a laboratory; or paying or offering any remuneration (including any kickback, bribe or rebate) directly or indirectly, overtly or covertly, in cash or in kind, to induce a referral of an individual to a laboratory or in exchange for an individual using the services of that laboratory. EKRA was enacted to help reduce opioid-related fraud and abuse. However, EKRA defines the term “laboratory” broadly and without reference to any connection to substance use disorder treatment. EKRA applies to all payors including commercial payors and government payors. The law includes a limited number of exceptions, some of which closely align with corresponding AKS exceptions and safe harbors, and others that materially differ. Currently, there is no regulation interpreting or implementing EKRA, nor any guidance released by a federal agency regarding the scope of EKRA.

Other Federal and State Healthcare Laws
In addition to the requirements discussed above, several other healthcare fraud and abuse laws could have an effect on our business. For example, provisions of the Social Security Act permit Medicare and Medicaid to exclude an entity that charges the federal healthcare programs substantially in excess of its usual charges for its services. The terms “usual charge” and “substantially in excess” are subject to varying interpretations.
The FCA prohibits, among other things, a person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval and from, making, using, or causing to be made or used, a false record or statement material to a false or fraudulent claim in order to secure payment or retaining an overpayment by the federal government. In addition to actions initiated by the government itself, the statute authorizes actions to be brought on behalf of the federal government by a private party having knowledge of the alleged fraud, through the FCA’s “qui tam” or whistleblower provision. Because the complaint is initially filed under seal, the action may be pending for some time before the defendant is even aware of the action. If the government intervenes and is ultimately successful in obtaining redress in the matter or if the plaintiff succeeds in obtaining redress without the government’s involvement, then the plaintiff will receive a percentage of the recovery. Finally, the Social Security Act includes its own provisions that prohibit the filing of false claims or submitting false statements in order to obtain payment. Several states have enacted comparable false claims laws which may be broader in scope and apply regardless of payor.
The civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented, or caused to be presented, a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. A person who offers or provides to a Medicare or Medicaid beneficiary any remuneration, including waivers of co-payments and deductible amounts (or any part thereof), that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services may be liable under the civil monetary penalties statute. Moreover, in certain cases, providers who routinely waive copayments and deductibles for Medicare and Medicaid beneficiaries, for example, in connection with patient assistance programs, can also be held liable under the AKS and FCA. One of the statutory exceptions to the prohibition is non-routine, unadvertised waivers of copayments or deductible amounts based on individualized determinations of financial need or exhaustion of reasonable collection efforts. The Office of Inspector General of HHS (“the OIG”) emphasizes, however, that this exception should only be used occasionally to address special financial needs of a particular patient. Although this prohibition applies only to federal healthcare program beneficiaries, applicable state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts and statutory or common law fraud, may also be implicated for similar practices offered to patients covered by commercial payor.
The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created additional federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of, or payment for, healthcare benefits, items or services. Like the AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
The Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) also imposed annual reporting requirements on manufacturers of certain devices, drugs and biologics for certain payments and transfers of value by them and in some cases their distributors to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members. Any failure to comply with these reporting requirements could result in significant fines and penalties. Because we manufacture our own LDTs solely for use by or within our own laboratory, we believe that we are exempt from these reporting requirements. We cannot assure you, however, that the government will agree with our determination, and a determination that we have violated these laws and regulations, or a public announcement that we are being investigated for possible violations, could adversely affect our business, prospects, results of operations or financial condition.
State equivalents of each of the above federal laws, such as anti-kickback and false claims laws, may impose similar or more prohibitive restrictions, and may apply to items or services reimbursed by non-governmental third-party payors, including private insurers.
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
International Regulations
Many countries in which we may offer any of our testing products in the future have anti-kickback regulations prohibiting providers from offering, paying, soliciting or receiving remuneration, directly or indirectly, in order to induce business that is reimbursable under any national healthcare program. In situations involving physicians employed by state-funded institutions or national healthcare agencies, violation of the local anti-kickback law may also constitute a violation of the U.S. Foreign Corrupt Practices Act (“FCPA”).
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
Privacy and Security Laws
Health Insurance Portability and Accountability Act
Under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) HHS has issued regulations to protect the privacy and provide for the security of protected health information (“PHI”) used or disclosed by certain entities including healthcare providers, such as us. HIPAA also regulates standardization of data content, codes and formats used in certain healthcare transactions and standardization of identifiers for health plans and providers. Penalties for violations of HIPAA and HITECH laws and regulations include significant civil and criminal penalties.
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
As a covered entity with downstream vendors and subcontractors and, in certain instances, as a business associate of other covered entities with whom we have entered into a business associate agreement, we have certain obligations under HIPAA regarding the use and disclosure of any PHI that may be provided to us. HIPAA and HITECH impose civil and criminal penalties against covered entities and business associates for noncompliance with privacy and security requirements. Further, various states, such as California and Massachusetts, have implemented similar privacy laws and regulations that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information (“PII”).
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
To receive reimbursement from third-party payors, we bill our tests using a variety of CPT codes, as defined by the AMA. For those genetic tests we conduct that do not have a dedicated CPT code, tests may be billed under a miscellaneous code for an unlisted molecular pathology procedure. Because these miscellaneous codes do not describe a specific service, the third-party payor claim may need to be examined to determine the service that was provided, whether the service was appropriate and medically necessary and whether payment should be rendered. This process can require a letter of medical necessity from the ordering physician and it can result in a delay in processing the claim, a lower reimbursement amount, or denial of the claim.
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
Under Medicare, payment for products like ours is generally made under the CLFS with payment amounts assigned to specific procedure billing codes. In April 2014, Congress passed the Protecting Access to Medicare Act (“PAMA”), which included substantial changes to the way in which clinical laboratory services will be paid under Medicare. Under PAMA, certain laboratories were required to report to CMS private payor payment rates and volumes for their tests. CMS uses this data to calculate a weighted median payment rate for each test, which will be used to establish revised Medicare CLFS reimbursement rates for the test. Laboratories that fail to report the required payment information may be subject to substantial civil penalties. We bill Medicare for our products, and therefore we are subject to reporting requirements under PAMA. See “Reimbursement—Government Payors” above for additional information.
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

Healthcare Reform
In March 2010, the ACA became law. The ACA contains a number of provisions that are expected to impact our business and operations, some of which in ways we cannot currently predict, including those governing enrollment in state and federal healthcare programs, reimbursement changes and fraud and abuse, which impact existing state and federal healthcare programs and will result in the development of new programs. Among other things, the ACA required each medical device manufacturer to pay a sales tax equal to 2.3% of the price for which such manufacturer sells its medical devices, and began to apply to sales of taxable medical devices after December 31, 2012, but was suspended in 2016. Further, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the medical device tax and “Cadillac” tax on high-cost employer-sponsored health coverage and, effective January 1, 2021, also eliminates the health insurer tax. The ACA also contains a number of other provisions, including provisions governing enrollment in federal and state healthcare programs, reimbursement matters and fraud and abuse, which we expect will impact our industry and our operations in ways that we cannot currently predict.
Since 2016, there have been efforts to repeal all or part of the ACA, and the previous administration and the U.S. Congress have taken action to roll back certain provisions of the ACA. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is also unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA.
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, on August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 which, due to subsequent legislative amendments to the statute including the Infrastructure Investment and Jobs Act, will remain in effect through 2031, unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act enacted on March 27, 2020 (“the CARES Act”) and other COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Further, Congress is considering additional health reform measures as part of other reform initiatives.
We anticipate there will continue to be proposals by legislators at both the federal and state levels, regulators and commercial third-party payors to reduce costs while expanding individual healthcare benefits. Certain of these changes could impose additional limitations on the prices we will be able to charge for our products and the coverage of or the amounts of reimbursement available for our products from third-party payors, including government and commercial payors. In addition, it is possible that additional governmental action will be taken in response to the COVID-19 crisis in the future.

Human Capital Resources
Overview
Our vision is to transform disease management by keeping people first: patients, clinicians, employees and investors. We understand the importance of maintaining a strong corporate culture with our employees at the center, based on the cornerstones we laid in 2008 at our inception: trust, excellence, collaboration, integrity, innovation and excitement. We strive to find members of our team who embody the values of our company. As of December 31, 2021, we had 345 employees, of whom 342 were full-time employees. During the year ended December 31, 2021, we added 144 employees to our team, a 71.6% increase from 2020. We face competition for experienced, qualified personnel in our industry, particularly for highly skilled scientists, laboratory technicians and salespeople versed in diagnostic and prognostic testing services.
The tables below provide information on the distribution of our employees by functional area and by location as of December 31, 2021:

Number of Employees
Laboratory Testing Operations	76
Research & Development	65
Sales & Marketing	106
Administrative & General	98
Total as of December 31, 2021	345

Number of Employees
Friendswood, Texas	76
Phoenix, Arizona	111
Pittsburgh, Pennsylvania	15
Home-based throughout the U.S.	143
Total as of December 31, 2021	345

Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
Diversity, Equity and Inclusion
We recognize the importance of diversity, equity and inclusion in recruiting, developing and retaining the best available talent. We are committed to further understanding and building upon our existing diversity, equity and inclusion strengths and are in the process of identifying opportunities and developing related initiatives.
As of December 31, 2021, our employees were 64.6% female and 35.4% male. Our overall employee population as of December 31, 2021 was 64.3% White, 7.2% Hispanic or Latino, 4.6% Asian, 3.5% Black or African-American and 20.4% two or more races (not Hispanic or Latino) and other. In executive positions, which we define as Executive Director or Regional Business Director level and above, our employee population as of December 31, 2021 was 75.0% White, 3.6% Hispanic or Latino and 21.4% other (not Hispanic or Latino). Females represented 35.7% of employees in executive positions.
In December 2021, we adopted an affirmative action plan which includes annual compensation analyses and ongoing reviews of our selection and hiring practices alongside a continued focus on building and maintaining a diverse workforce. We are continuing to further assess and understand additional measures that can advance diversity, equity and inclusion at Castle.
Compensation, Benefits and Professional Development
We are committed to offering competitive benefits and compensation packages to our employees. In addition to competitive base pay, we offer the following benefits, among others, to our full-time employees:
•a defined contribution 401(k) plan with employer matching contributions;
•an annual bonus opportunity;
•equity compensation, including stock options and/or restricted stock units and an employee stock purchase plan;

•medical, dental and vision plans;
•paid maternity, paternity and adoption leave policies;
•paid holidays and paid time off; and
•an employee assistance program.
We survey all new hires 90 days after the start of their employment to solicit feedback on employee engagement. We provide performance reviews at least once per year, with pay raises commensurate with market and performance indicators. Our turnover remains low for the year ended December 31, 2021.
We prioritize and encourage internal growth and professional development of our employees. To encourage employee development, we offer a professional development reimbursement program to eligible employees who attend job-related professional development activities.
Corporate and Other Information
We were incorporated in Delaware in September 2007. Our principal executive offices are located at 505 S. Friendswood Drive, Suite 401, Friendswood, Texas 77456 and our telephone number is (866) 788-9007. Our corporate website address is www.CastleBiosciences.com. Information contained on, or accessible through, our website is not considered part of this Annual Report on Form 10-K or our other filings with the SEC. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”) are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
This Annual Report on Form 10-K contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, endorsement of or sponsorship of us by, any other companies.

Item 1A. Risk Factors.
Risk Factors
You should consider carefully the risks described below, as well as the other information in this Annual Report on Form 10‑K, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the factors described as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” when evaluating our business. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Risks Related to Our Financial Condition
Our reliance upon a small number of third-party payors for a significant portion of our revenue may materially adversely affect our financial condition and results of operations.
We receive a substantial portion of our revenue from a small number of third-party payors, primarily Medicare. Our revenue for our test reports provided for patients covered by Medicare and Medicare Advantage plans as a percentage of total revenue, was 57% and 28%, respectively, for the year ended December 31, 2021 and 58% and 29%, respectively, for the year ended December 31, 2020. If our largest current payors were to significantly reduce, or cease to pay, the amount they reimburse for our products, or if they do not reach favorable coverage and reimbursement decisions for our products, or attempt to recover amounts they had already paid, it could have a material adverse effect on our business, financial condition and results of operations and cause significant fluctuations in our results of operations.
Due to how we recognize revenue, our quarterly revenues may not reflect our underlying business.
We have concluded that our contracts include variable consideration because the amounts paid by Medicare or commercial health insurance carriers may be paid at less than our standard rates or not paid at all, with such differences considered implicit price concessions. Variable consideration attributable to these price concessions is measured at the expected value using the ‘‘most likely amount’’ method under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). The amounts are determined by historical average collection rates by test type and payor category taking into consideration the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as the judgment and actions of third parties. Determining variable consideration through a consideration of these factors involves a significant level of estimation uncertainty, and our estimations may turn out to be incorrect. Such variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. Variable consideration may be constrained and excluded from the transaction price in situations where there is no contractually agreed upon reimbursement coverage or in the absence of a predictable pattern and history of collectability with a payor. Variable consideration for Medicare claims that are not covered by an LCD, including those claims subject to approval by an Administrative Law Judge (“ALJ”) at an appeal hearing, is deemed to be fully constrained due to factors outside our influence (i.e., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. As a result of the timing and amount of adjustments for variable consideration, our operating results and comparisons of such results on a period-to-period basis may be difficult to understand and may not be meaningful. In addition, these fluctuations in revenue may make it difficult for us, for research analysts and for investors to accurately forecast our revenue and operating results. If our revenue or operating results fall below expectations, the price of our common stock would likely decline.
We have incurred significant losses since inception, and we may never achieve profitability.
Since our inception, we have had a history of net losses. For the year ended December 31, 2021, we had a net loss of $31.3 million and as of December 31, 2021 had an accumulated deficit of $93.8 million. We cannot predict if we will achieve profitability in the near future or at all. We expect to incur losses in the future as we plan to invest significant additional funds toward the expansion of our commercial organization, the conduct of clinical utility and validity studies to support adoption of our products and the development or acquisition of additional products. We also expect significant increases in our stock-based compensation expense in future periods, reflecting higher stock option valuations as a public company and additional awards outstanding due to increased headcount. Additionally, our performance could be affected by the ongoing impacts of COVID-19. Due to the requirements associated with being a public company, including those associated with no longer qualifying as an emerging growth company and a smaller reporting company and becoming a large accelerated filer, we expect to continue incur significant additional legal, accounting and other expenses. We also expect that any acquisitions of businesses, assets, products or technologies will increase our expenses. These increased expenses will make it harder for us to achieve future profitability. We may also incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Annual Report on Form 10‑K, adoption of our products, coverage of and reimbursement rates for our products from third-party payors, and future research and development activities. Our failure to achieve profitability in the future could cause the market price of our common stock to decline and make it more difficult or costly for us to raise additional capital.
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
Accounting principles generally accepted in the United States of America are subject to interpretation by the Financial Accounting Standards Board, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. As of December 31, 2021, we are no longer an emerging growth company and now apply public company adoption dates for new or revised accounting standards.
Our quarterly and annual operating results and cash flows may fluctuate in the future, which could cause the market price of our stock to decline substantially.
Numerous factors, many of which are outside our control may cause or contribute to significant fluctuations in our quarterly and annual operating results. For example, following the onset of the COVID-19 pandemic in 2020 we experienced decreases in revenue and test report volumes. These fluctuations may make financial planning and forecasting uncertain. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects. In addition, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. As a result, comparing our operating results on a period-to-period basis may be difficult to understand and may not be meaningful. You should not rely on our past results as indicative of our future performance.
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
Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. If we fail to adequately staff our accounting and finance function, or fail to maintain adequate internal control over financial reporting, any new or recurring material weaknesses could prevent our management from concluding our internal control over financial reporting is effective and could result in our auditor issuing an adverse opinion on our internal control over financial reporting. If we identify any future significant deficiencies or material weaknesses, the accuracy and timeliness of our financial reporting may be adversely affected, our ability to prevent material misstatements in our consolidated financial statements could be impaired, a material misstatement in our consolidated financial statements could occur and we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, which could cause our business to suffer and our stock price to decline.
Since becoming a publicly traded company in 2019, we have increased the headcount of our accounting and finance functions to further support the demands placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). We expect to continue expending significant time and resources related to our internal control over financial reporting, including by further expanding our finance and accounting staff over time, but there can be no assurance our efforts will be effective.
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
We may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including to:
•increase our sales and marketing efforts for DecisionDx-Melanoma, DecisionDx-SCC, DecisionDx DiffDx-Melanoma, myPath Melanoma, DecisionDx-UM and TissueCypher Barrett’s Esophagus Assay and address competitive developments among these or future commercial products;
•fund ongoing evidence development for our existing products as well as additional pipeline programs;
•expand our laboratory testing facility and related testing capacity;
•expand our technologies into other types of skin cancer, ocular cancer or GI management and detection products;
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
•our rate of progress in, and cost of the sales, marketing, coverage and reimbursement activities associated with, establishing adoption of our lead product, DecisionDx-Melanoma, among our other products;
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
•acquisitions of businesses, assets, products or technologies;
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
Public health crises such as pandemics or similar outbreaks have adversely impacted and could continue to adversely impact our business. As a result of the ongoing COVID-19 pandemic, or public health crises, and federal, state and local government responses to these events, we have and/or may in the future experience disruptions that could adversely impact our business, including, but not limited to:
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
•delays or difficulties in delivering test reports, interruptions in research and development and other limitations of key business activities due to members of our workforce becoming ill, compliance with applicable vaccination mandates and/or stay-at-home or other similar orders imposed by or that may be imposed by state and local governments, including at our Phoenix, Arizona, Pittsburgh, Pennsylvania and Friendswood, Texas locations;
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
Following the onset of the COVID-19 pandemic, we experienced declines in orders and test report volume. For example, in the second quarter of 2020, test reports delivered for our lead product, DecisionDx-Melanoma, decreased 18.5% compared to the second quarter of 2019. For the year ended December 31, 2020, our growth in DecisionDx-Melanoma test report volume was 4.5%, compared to year-over-year growth of 29.1% for the year ended December 31, 2019. Our analysis of third-party data indicates that cutaneous melanoma diagnoses for the year ended December 31, 2020 were down approximately 20% compared to the year ended December 31, 2019. In the first quarter of 2021, test reports delivered for DecisionDx-Melanoma decreased by 11.2% compared to the first quarter of 2020. We believe the adverse impacts on our test report volume growth were linked to delays in the diagnoses as well as the cumulative impact on promotional responsiveness as a result of reduced sales calls per day and in-person sales calls during the COVID-19 pandemic.

Our future results will be dependent upon the extent and duration of the COVID-19 crisis, including the emergence and spread of variants of the virus, such as the Omicron variant, and government restrictions, which are beyond our control. Although state and local government restrictions put in place to slow the spread of the virus have been eased in certain locations, restrictions may be reinstated from time to time in various regions depending on the circumstances, potentially impacting the flow of future patient visits as well as access to current and future clinician customers. Even with the easing of state and local restrictions and the availability of vaccinations, patient visits and diagnosis of cutaneous melanoma, and other diseases covered by our diagnostic and prognostic tests, may be impacted by continued apprehension regarding possible exposure to the virus as well as shifting from in-person clinical visits to telehealth approaches which may result in missed or delayed diagnoses of skin cancer and other diseases. For example, our analysis of third-party data indicates that cutaneous melanoma diagnoses during the year ended December 31, 2021 remain approximately 11% below historical 2019 levels. As conditions are continuously evolving, we are unable to predict how our future test report volume will be impacted or the extent to which our results of operations, financial condition or cash flows will be impacted by the COVID-19 pandemic, or other future public health crises. Accordingly, the test report data presented above and elsewhere in this Annual Report on Form 10-K is not necessarily indicative of our results of operations that can be expected in future periods.
Under legislation enacted (or that may be enacted) by the United States federal government to respond to COVID-19, we have received and may receive in the future, cash payments or other forms of assistance allocated to healthcare and other companies. The eligibility requirements for any such payments or other assistance may be subject to restrictive terms and conditions, which may be ambiguous or subject to further modification, interpretation and guidance issued by government agencies on an ongoing basis. In the event we fail to comply with any of the terms or conditions associated with a payment we receive or if the terms and conditions or related interpretations change, we may be required to return it. The receipt of government payments or other assistance during the COVID-19 crisis has generated negative publicity for some companies and may continue to generate negative publicity for companies in the future. If we receive any negative publicity as a result of receiving or accepting a government payment or other assistance, such as the $1.9 million in provider relief funds we received from HHS on April 16, 2020, it could harm our reputation, trigger a review or audit by applicable government agencies and/or adversely impact our stock price.
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
Most of our revenue in 2021 and 2020 was derived from the sale of our lead product, DecisionDx-Melanoma. While we also derive revenue from DecisionDx-UM, DecisionDx-SCC, our CDO (which consists of myPath Melanoma and DecisionDx DiffDx-Melanoma) and TissueCypher Barrett’s Esophagus Assay, we expect that the majority of our revenue for the foreseeable future will be derived from sales of DecisionDx-Melanoma. Further, we believe that our long-term commercial success will depend on our ability to develop and market additional products. Our ability to derive revenue from DecisionDx-Melanoma, DecisionDx-UM, DecisionDx-SCC, our CDO and TissueCypher Barrett’s Esophagus Assay and any future products that we commercialize or acquire is uncertain and depends on favorable coverage and reimbursement policies from government payors, such as Medicare, and from private payors, such as insurance companies. Without positive coverage policies, our products may not be reimbursed and we may not be able to recognize revenue. If we are unable to increase sales and expand coverage and reimbursement for DecisionDx-Melanoma, develop and commercialize other products, and successfully obtain coverage and adequate reimbursement for such products, our revenue and our ability to achieve profitability would be impaired, and the market price of our stock could decline substantially.
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
•compliance with complex federal and state regulations related to billing government healthcare programs, including Medicare, Medicaid, Veterans Administration and TRICARE;
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

We rely on third parties for tissue sample collection, preparation and delivery. Any defects in sample collection or preparation by such third parties and any delays in delivery of such samples could cause errors in our test reports and delay our ability to deliver test reports in a timely manner, which could significantly harm our business.
The tissue samples that we test are biopsied, preserved, prepared and delivered to us by third parties, including dermatopathologists and laboratory facilities. As such, we rely on these third parties to prepare, label and deliver the tissue samples that we test in compliance with applicable laws and guidelines, and in a timely manner. Therefore, the accuracy and correctness of the test reports that we deliver are dependent on proper chain of custody and appropriate methods of sample collection or preparation utilized by these third parties, and our ability to timely deliver reports is dependent upon the ability of these third parties to provide these samples to us in a timely manner. The ability of these third parties to provide these samples to us in a timely manner could be delayed by events beyond our control, including but not limited to natural disasters and public health epidemics, such as the COVID-19 crisis. Any errors in any part of the sample collection or preparation process could cause us to deliver incorrect test reports, potentially resulting in harm to patients whose physicians implement a change in treatment decisions based upon our test report. If we are unable to timely deliver test reports, physicians may be less likely to recommend and order our products. The occurrence of any of the foregoing could significantly harm our reputation and our results of operations, causing significant harm to our business.
We rely on our database of samples for the development and improvement of our products. Depletion or loss of our samples could significantly harm our business.
The development and validation of accurate products is a complex process that requires access to tissue specimens and long-term outcomes data. Our research and development efforts to improve our existing commercial products and develop new pipeline products may require the depletion of our existing database of samples. If our samples are lost or destroyed, or substantially depleted before we are able to generate meaningful data, we may be unable to improve our existing products, continue the development of pipeline products or validate product candidates. While we have historically been able to create and maintain a large sample bank to expand the clinical use of our products and develop new products, we may be unable to do so in the future. If we were unable to maintain or replenish our sample bank, we may be unable to improve our products or develop new products.
If our primary clinical laboratory facility becomes damaged or inoperable or we are required to vacate our existing facility, our ability to conduct our laboratory analysis and pursue our research and development efforts may be jeopardized.
We currently perform most of our testing and store our database of tumor samples at our primary clinical laboratory facility in Phoenix, Arizona. Our facility and equipment could be harmed or rendered inoperable by natural or man-made disasters, including war, fire, earthquake, power loss, communications failure, terrorism, burglary, public health crises (including restrictions that may be imposed on businesses by state and local governments under stay-at-home or similar orders and mandates) or other events, which may make it difficult or impossible for us to perform our testing services for some period of time or to receive and store samples. The inability to perform tests or to reduce the backlog of sample analysis that could develop if our facility becomes inoperable, for even a short period of time, may result in the loss of revenue, loss of customers or harm to our reputation, and we may be unable to regain that revenue, those customers or repair our reputation in the future. Furthermore, integral parties in our supply chain are operating from single sites, increasing their vulnerability to natural disasters and man-made disasters or other sudden, unforeseen and severe adverse events.
In addition, the loss of our tissue samples due to such events could limit or prevent our ability to conduct research and development analysis on existing tests as well as tests in active pipeline development.
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
•our ability to obtain and maintain adequate reimbursement from third-party payors, including Medicare, Medicare Advantage plans and BlueCross BlueShield plans, which accounted for an aggregate of approximately 92% and 93% of our total revenue for the years ended December 31, 2021 and 2020, respectively;
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
We continually seek to develop new product offerings, which requires us to devote considerable resources to research and development. Before we can commercialize a new pipeline product, we will need to expend significant resources in order to conduct substantial research and development, including clinical utility and validity studies, and further develop and scale our laboratory processes and infrastructure to accommodate additional products. For example, in 2021, we launched our innovative pipeline to develop a genomic test aimed at predicting response to systemic therapy in patients with moderate to severe psoriasis, atopic dermatitis and related inflammatory skin conditions. We have initiated a 4,800 patient, prospective, multi-center clinical study to develop and validate this inflammatory skin disease pipeline test with the expectation of launching this pipeline test by the end of 2025.
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
Physicians and other healthcare providers may be unwilling to adopt our products due to their reliance on existing traditional clinical and pathology staging criteria and our ability to generate revenue from our products would be significantly impaired if we were unable to educate physicians, healthcare providers, patients and third-party payors about the benefits and advantages of our products. The COVID-19 crisis has impacted our in-person healthcare interactions, such as field-based sales and medical affairs, and we have had to convert visits, programs and projects to be performed online and by telephone. Although our in-person healthcare interactions have recently increased, they may become subject to restrictions or cancellations from time to time, due to the uncertainties surrounding the duration, extent and ongoing impacts of the COVID-19 crisis, possibly impacting the effectiveness of our efforts. We will need to continue to educate physicians and pathologists about the benefits and cost-effectiveness of our products through published papers, presentations at scientific conferences, one-on-one marketing efforts by our sales force and one-on-one education by our medical affairs team. However, physicians and other healthcare providers may be reluctant to adopt our products in circumstances where our products are not incorporated into the current standard of care or practice guidelines. For example, while clinical utility of DecisionDx-Melanoma has been demonstrated in peer-reviewed publications, the SLNB surgery is the most widely used staging tool for determining a cutaneous melanoma patient’s metastatic risk. Whether healthcare providers adopt DecisionDx-Melanoma as a complementary or triage diagnostic method relative to the SLNB surgery will depend on our ability to increase awareness of DecisionDx-Melanoma and its clinical validation.
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
Our estimates of the total addressable markets for DecisionDx-Melanoma, DecisionDx-UM, DecisionDx-SCC, myPath Melanoma, DecisionDx DiffDx-Melanoma and TissueCypher for BE are based on a number of internal and third-party estimates, including, without limitation, the annual rate of patients with the applicable form of skin cancer, the list price of our products relative to the reimbursement we expect to receive from third-party payors and the assumed prices at which we can sell our products in markets that have not been established. For example, we estimate that the total addressable market for DecisionDx-Melanoma is approximately $540 million, which is based, in part, on our review of multiple publications which show that diagnosis of melanoma is underreported by 30% to 72%. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our current or future products may prove to be incorrect. If the actual number of patients who would benefit from our products, the price at which we can sell future products, or the annual total addressable market for our products is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business.
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
Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. Variable consideration for Medicare claims that are not covered by an LCD, including those claims subject to approval by an ALJ at an appeal hearing, is deemed to be fully constrained due to factors outside our influence (i.e., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. For these fully constrained claims, we generally recognize revenue in the period the uncertainties are resolved, if favorable. In June 2017 we submitted to the Office of Medicare Hearings and Appeals (“OMHA”) a request to participate in an appeal program developed with the intent of providing appellants a means to have large volumes of claim disputes adjudicated at an accelerated rate. We submitted 2,698 DecisionDx-Melanoma claims dating from 2013 through spring 2017 for adjudication on a consolidated basis. In March 2020, OMHA issued a decision denying payment on all of these claims. In accordance with ASC 606 and consistent with prior periods, we have not recognized (fully constrained the variable consideration) any revenues attributable to these claims in our consolidated financial statements pending the outcome of this matter. We have appealed this decision, but there can be no assurances regarding the timing or the outcome of this or any other appeal decision. Due to potential future changes in Medicare coverage policies and appeal cycles, insurance coverage policies, contractual rates and other trends in the reimbursement of our tests, our revenues may fluctuate significantly from period to period.
Although we are an in-network participating provider with some commercial third-party payors, including several Blue Cross Blue Shield plans, and certain large, national commercial third-party payors, including Aetna, other commercial third-party payors have issued non-coverage policies that currently categorize our tests as experimental or investigational. If we are not successful in obtaining coverage from third-party payors, in reversing existing non-coverage policies, or if other third-party payors issue similar non-coverage policies, this could have a material adverse effect on our business and operations.
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
In the second quarter of 2020, we submitted our technical assessment dossier for DecisionDx-SCC to Palmetto and Noridian. The dossier was accepted as complete in the third quarter of 2020. In early 2021, we submitted our technical assessment dossier for DecisionDx DiffDx-Melanoma. The dossier was accepted as complete in the first quarter of 2021. We expect that draft LCDs for DecisionDx-SCC and DecisionDx DiffDx-Melanoma could potentially be posted by the end of the second quarter of 2022 resulting in potentially final LCDs effective in 2023. However, there is no assurance that the timing of any draft or final LCD will match our expectations or our historical experience with LCDs for our other tests.
In the second quarter of 2021, Palmetto and the other MACs that participate in the MolDX program posted a draft revised LCD for DecisionDx-Melanoma. The draft LCD includes commentary about two publications regarding the clinical utility of GEP tests and was posted to give providers an opportunity to comment. Each of the draft LCDs include an assessment stating that the MAC does not believe that the new data is sufficient to change the coverage criteria. We have submitted comments on the draft LCD. The comment period on the last of these draft LCDs closed on August 8, 2021. We are unable to predict when the final draft LCD will be posted.
If we are unable to obtain and maintain adequate reimbursement rates from commercial third-party payors, this may adversely affect our Medicare rate. It is unclear what impact new pricing structures, such as those adopted under PAMA, may have on our business, financial condition, results of operations or cash flows.
The U.S. federal government continues to show significant interest in pursuing healthcare reform and reducing healthcare costs. Similarly, commercial third-party payors may seek to reduce costs by limiting coverage or reducing reimbursement for our products. Any government-adopted reform measures or changes to commercial third-party payor coverage and reimbursement policies could cause significant pressure on the pricing of, and reimbursement for, healthcare products and services, including our products, which could decrease demand for our products, and adversely affect our sales and revenue.
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
If the FDA begins to actively regulate our diagnostic products, we may be required to obtain premarket clearance under Section 510(k) of FDCA or a PMA. The process for submitting a 510(k) premarket notification and receiving FDA clearance usually takes from three to 12 months, but it can take significantly longer and clearance is never guaranteed. The process for submitting and obtaining FDA approval of a PMA is much more costly, lengthy and uncertain. It generally takes from one to three years or even longer, and approval is not guaranteed. PMA approval typically requires extensive clinical data and can be significantly longer, more expensive and more uncertain than the 510(k) clearance process. Despite the time, effort and expense expended, there can be no assurance that a particular device ultimately will be cleared or approved by the FDA through either the 510(k) clearance process or the PMA process on a timely basis, or at all. Moreover, there can be no assurance that any cleared or approved labeling claims will be consistent with our current claims or adequate to support continued adoption of and reimbursement for our products. If premarket review is required for some or all of our products, the FDA may require that we stop selling our products pending clearance or approval, which would negatively impact our business. Even if our products are allowed to remain on the market prior to clearance or approval, demand or reimbursement for our products may decline if there is uncertainty about our products, if we are required to label our products as investigational by the FDA, or if the FDA limits the labeling claims we are permitted to make for our products. As a result, we could experience significantly increased development costs and a delay in generating additional revenue from our products, or from other pipeline products.
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
We have a current CLIA accreditation under the College of American Pathologists (“CAP”) program to conduct our tests at our clinical reference laboratory in Phoenix, Arizona. CAP maintains a clinical laboratory accreditation program. While not required for the operation of a CLIA-certified laboratory, many private insurers require CAP accreditation as a condition to contracting with clinical laboratories to cover their tests. In addition, some countries outside the United States require CAP accreditation as a condition to permitting clinical laboratories to test samples taken from their citizens. CAP accredited laboratories are surveyed for compliance with CAP standards every two years in order to maintain accreditation. Failure to maintain CAP accreditation could have a material adverse effect on the sales of our products and the results of our operations.
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
In order to test specimens from New York, LDTs must be approved by NYSDOH on a test-by-test basis before they are offered. Our laboratory director must also be separately qualified to be a laboratory director in New York. DecisionDx-Melanoma, DecisionDx-UM, DecisionDx-PRAME, DecisionDx-SCC and DecisionDx DiffDx-Melanoma have each been formally approved. Our laboratory director has been qualified by NYSDOH. We are subject to periodic inspection by the NYSDOH and are required to demonstrate ongoing compliance with NYSDOH regulations and standards. To the extent NYSDOH identified any non-compliance and we are unable to remedy such non-compliance, the State of New York could withdraw approval for our products. We will need to seek NYSDOH approval of any future LDTs we develop and want to offer for clinical testing to New York residents, and there can be no assurance that we will be able to obtain such approval.
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

Doing business with the public sector, including the U.S. government, subjects us to risk of audits, investigations, sanctions and penalties.
We have and may enter into contracts in the future with the U.S. government or other governmental entities, and this subjects us to statutes and regulations applicable to companies doing business with the government. Government contracts normally contain additional requirements that may increase our costs of doing business, reduce our profits and expose us to liability for failure to comply with these terms and conditions. Such requirements may include mandatory socioeconomic compliance requirements, including labor requirements, non-discrimination and affirmative action programs and environmental compliance requirements. Being a government contractor also subjects us to reviews, audits and investigations regarding our compliance. If we fail to comply with our obligations associated with being a government contractor, our contracts may be subject to termination, and we may be subject to financial and/or other liability under our contracts, which could adversely affect our results of operations.
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
Changes in healthcare policy could increase our costs, decrease our revenues and impact sales of and reimbursement for our products.
In March 2010, the ACA became law. This law substantially changed the way healthcare is financed by both government and commercial third-party payors, and significantly impacted our industry. The ACA contains a number of provisions that are expected to impact our business and operations, some of which in ways we cannot currently predict, including those governing enrollment in state and federal healthcare programs, reimbursement changes and fraud and abuse, which impact existing state and federal healthcare programs and will result in the development of new programs. Among other things, the ACA required medical device manufacturers to pay a sales tax equal to 2.3% of the price for which such manufacturer sells its medical devices, and began to apply to sales of taxable medical devices after December 31, 2012, but was suspended in 2016. Further, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the medical device tax and “Cadillac” tax on high-cost employer-sponsored health coverage and, effective January 1, 2021, also eliminated the health insurer tax.
Since 2016, there have been efforts to repeal all or part of the ACA, and the previous administration and the U.S. Congress have taken action to roll back certain provisions of the ACA.
For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.
On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect through 2031, unless additional Congressional action is taken. The CARES Act and other COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Further, Congress is considering additional health reform measures as part of other reform initiatives.
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
•the Stark Law, which prohibits a physician from making a referral for certain designated health services covered by the Medicare or Medicaid program, including laboratory and pathology services, if the physician or an immediate family member of the physician has a financial relationship with the entity providing the designated health services and prohibits that entity from billing, presenting or causing to be presented a claim for the designated health services furnished pursuant to the prohibited referral, unless an exception applies. Sanctions for violating the Stark Law include denial of payment, civil monetary penalties and exclusion from the federal healthcare programs. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the FCA;
•federal civil and criminal false claims laws, such as the FCA, which can be enforced by private citizens through civil qui tam action, and civil monetary penalty laws prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented through distribution of template medical necessity language or other coverage and reimbursement information, false, fictitious or fraudulent claims for payment or approval by the federal government, including federal healthcare programs, such as Medicare and Medicaid, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim, or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government. In addition, a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the FCA. Private individuals can bring False Claims Act ‘‘qui tam’’ actions, on behalf of the government and such individuals, commonly known as ‘‘whistleblowers,’’ may share in amounts paid by the entity to the government in fines or settlement. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;
•EKRA, prohibits payments for referrals to recovery homes, clinical treatment facilities, and laboratories. EKRA’s reach extends beyond federal healthcare programs to include private insurance (i.e., it is an “all payor” statute). For purposes of EKRA, the term “laboratory” is defined broadly and without reference to any connection to substance use disorder treatment. The law includes a limited number of exceptions, some of which closely align with corresponding federal Anti-Kickback Statute exceptions and safe harbors, and others that materially differ;
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
•HIPAA, as amended by HITECH, and their implementing regulations, which imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon entities subject to the law, such as health plans, healthcare clearinghouses and certain healthcare providers, known as covered entities, and their respective business associates, individuals or entities that perform services for them that involve individually identifiable health information as well as their covered subcontractors. Failure to comply with the HIPAA’s obligations can result in civil monetary penalties, and, in certain circumstances, criminal penalties. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions;
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
•the federal transparency requirements under the Physician Payments Sunshine Act, created under the ACA, which requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program to annually report to CMS information related to payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals and information regarding physician ownership and investment interests, including such ownership and investment interests held by a physician’s immediate family members. Failure to submit required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission, and may result in liability under other federal laws or regulations. We believe that we are exempt from these reporting requirements. We cannot assure you, however, that our regulators, principally the federal government, will agree with our determination, and a determination that we have violated these laws and regulations, or a public announcement that we are being investigated for possible violations, could adversely affect our business;
•the prohibition on reassignment of Medicare claims, which, subject to certain exceptions, precludes the reassignment of Medicare claims to any other part;
•state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, that may impose similar or more prohibitive restrictions, and may apply to items or services reimbursed by any non-governmental third-party payors, including private insurers; and
•federal, state and foreign laws that govern the privacy and security of health information in certain circumstances, including state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts.
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
U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations prohibit, among other things, companies and their employees, agents, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving, directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of these trade laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect that we may engage in non-U.S. activities over time. We expect to rely on third-party suppliers and/or third parties to obtain necessary permits, licenses, and patent registrations. We can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.
We are subject to stringent and changing state, federal, local, foreign, and other privacy and security obligations, and our failure to comply or perceived failure to comply with those obligations could result in regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
In the ordinary course of our business, we collect, store, use, transmit, disclose, or otherwise process (“Process”) confidential, proprietary, and sensitive data, including PHI, personal information, credit card and other financial information, intellectual property and proprietary business information owned or controlled by ourselves or our customers, payors and other parties. Our data processing activities subject us to numerous data privacy and security obligations, such as laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts and other obligations that govern the Processing of personal information by us and on our behalf.
In the United States, numerous federal, state, and local governments have enacted data privacy and security laws, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Additionally, California has enacted several laws governing the Processing of personal information, such as the California Consumer Privacy Act of 2018 (“CCPA”), which provides California residents certain rights relate to their personal information, and the California Confidentiality of Medical Information Act, which restricts the use and disclosure of health information and other personal information. Although the CCPA exempts some personal information processed in the context of clinical trials, the CCPA, to the extent applicable to our business and operations, may increase compliance costs and potential liability with respect to other personal information we maintain about California residents. In addition, other states have enacted or proposed privacy laws, further complicating compliance efforts. Outside the United States, there are also an increasing number of laws, regulations, industry standards and other obligations concerning privacy and security, including for example the European Union’s (“EU”) General Data Protection Regulation (EU) 2016/679 (“GDPR”).
In addition, privacy advocates and industry groups have proposed, and may in the future propose, standards with which we are legally or contractually bound to comply. Moreover, certain jurisdictions have enacted data localization laws and cross-border personal information transfer laws, which could make it more difficult to transfer personal information across jurisdictions

(such as transferring or receiving personal information that originates in the EU). Existing mechanisms that may facilitate cross-border personal information transfers may change or be invalidated.
Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. These laws may be subject to varying interpretations by courts and government stakeholders, creating complex compliance issues for us and our clients. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources).
These obligations may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal information on our behalf. In addition, these obligations may require us to change our business model or to take on more onerous obligations in our contracts. Although we endeavor to comply with all applicable obligations, we may, at times, fail or be perceived to have failed to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. Failure or perceived failure to comply with these obligations could result in significant consequences, including but not limited to government enforcement actions (which could include civil, criminal, and administrative penalties), private litigation, additional reporting requirements and/or oversight, bans on processing personal information, and orders to destroy or not use personal information. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: increase our cost of providing our services, decrease demand for our services, reduce our revenue, interrupt our business operations, limit our ability to develop our services, expenditure of time and resources to defend any claim or inquiry, and adverse publicity.
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
Our patent portfolio includes 12 issued U.S. patents and ten pending U.S. patent applications, with foreign counterparts. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable tests or services, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our future patented technologies. We may not be successful in defending any such challenges made against our patents or patent applications. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents and increased competition to our business. Even if our patents are held valid and enforceable, they may still be found insufficient to provide protection against competing products and services sufficient to achieve our business objectives. We may have to challenge the patents or patent applications of third parties, such as to counter infringement or unauthorized use. In addition, in an infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, or may refuse to enjoin the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. Even if we prevail against an infringer in a U.S. district court or foreign trial-level court, there is always the risk that the infringer will file an appeal and the initial court judgment will be overturned at the appeals court and/or that an adverse decision will be issued by the appeals court relating to the validity or enforceability of our patents. The outcome of patent litigation or other proceeding can be uncertain, and any attempt by us to enforce our patent rights against others or to challenge the patent rights of others may not be successful, or, if successful, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business.
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
As is the case with other life sciences companies, our success is heavily dependent on intellectual property, particularly patents relating to our research programs and products. Obtaining and enforcing patents in the life sciences industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States or the USPTO rules and regulations could increase these uncertainties and costs. Patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act (“AIA”), signed into law on September 16, 2011, could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The AIA includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent in USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. For applications filed after March 15, 2013 that do not claim the benefit of applications filed before that date, the AIA transitioned the United States from a first to invent system to a first-inventor-to-file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications, our ability to obtain future patents, and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Intellectual property rights that have been in-licensed pursuant to the License Agreement with WUSTL have been generated through the use of U.S. government funding, and are therefore subject to certain federal regulations. As a result, the United States federal government may retain certain rights to intellectual property embodied in our current or future product candidates under the Bayh-Dole Act. These federal government rights include a ‘‘nonexclusive, nontransferable, irrevocable, paid-up license’’ to use inventions for any governmental purpose. The Bayh-Dole Act also provides federal agencies with ‘‘march-in rights.’’ March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a ‘‘nonexclusive, partially exclusive, or exclusive license’’ to a ‘‘responsible applicant or applicants’’ if it determines that (1) adequate steps have not been taken to commercialize the invention, (2) government action is necessary to meet public health or safety needs or (3) government action is necessary to meet requirements for public use under federal regulations. If the patent owner refuses to do so, the government may grant the license itself.
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
We depend on information technology systems for significant elements of our operations, such as our laboratory information management systems, including test validation, specimen tracking and quality control, our bioinformatics analytical software systems, our test report generating systems and billing systems. For example, although we transitioned our billing and collection process in-house starting January 1, 2021, we continue to rely upon a third-party software application in the administration of these functions. Essential elements of these systems depend on software that we license from third parties. If we are unable to maintain the licenses to this software or our software providers discontinue or alter the programs on which we rely, it could render our test reports unreliable or hinder our ability to generate accurate test reports, among other things. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.
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
In spite of our efforts, our licensors might conclude that we have materially breached our obligations under such license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize tests and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties might have the freedom to seek regulatory approval of, and to market, tests identical to ours and we may be required to cease our development and commercialization activities. For example, we license certain intellectual property from WUSTL that is incorporated into DecisionDx-UM. In 2021, we provided over 1,600 test reports for DecisionDx-UM. If this license agreement were terminated, we would be unable to continue to issue test reports and thus sales of DecisionDx-UM. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.
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
Our failure to maintain such licenses could have a material adverse effect on our business, financial condition and results of operations. Any of these licenses could be terminated, such as if either party fails to abide by the terms of the license, or if the licensor fails to prevent infringement by third parties or if the licensed patents or other rights are found to be invalid or unenforceable. Absent the license agreements, we may infringe patents subject to those agreements, and if the license agreements are terminated, we may be subject to litigation by the licensor. Litigation could result in substantial costs and be a distraction to management. If we do not prevail, we may be required to pay damages, including treble damages, attorneys’ fees, costs and expenses, royalties or, be enjoined from selling our products or services, including DecisionDx-Melanoma and DecisionDx-UM, which could adversely affect our ability to offer our products or services, our ability to continue operations and our financial condition.
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
We have not yet registered certain of our trademarks in all of our potential markets, although we have registrations for, among others, DecisionDx DiffDx-Melanoma, DecisionDx-UM, DecisionDx-Melanoma, DecisionDx-SCC, myPath Melanoma and TissueCypher Barrett’s Esophagus Assay in the United States. Our current or future registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or descriptive determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During trademark registration proceedings, we may receive rejections. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. In addition, third parties have used trademarks similar and identical to our trademarks in foreign jurisdictions, and have filed or may in the future file for registration of such trademarks. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to market our products in those countries. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Although these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names.
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
We are highly dependent on the services of our key personnel, including Derek J. Maetzold, our President and Chief Executive Officer. Although we have entered into agreements with our key personnel regarding their employment, they are not for a specific term and each of may terminate their employment with us at any time, though we are not aware of any present intention of any of these individuals to leave us.
Our research and development programs and laboratory operations depend on our ability to attract and retain highly skilled scientists and technicians. We may not be able to attract or retain qualified scientists and technicians in the future due to the competition for qualified personnel among life science businesses, particularly near our laboratory facilities and office spaces located in Phoenix, Arizona and Pittsburgh, Pennsylvania and our corporate headquarters in Friendswood, Texas. We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified scientific personnel. We may have difficulties locating, recruiting or retaining qualified salespeople. Recruiting and retention difficulties can limit our ability to support our research and development and sales programs. All of our employees are at-will, which means that either we or the employee may terminate their employment at any time.
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
We also anticipate further growth in our business operations. This future growth could create strain on our organizational, administrative and operational infrastructure, including laboratory operations, quality control, customer service and sales organization management. We expect to continue increasing our headcount and hire more specialized personnel in the future as we grow our business and expand our product offerings. We will need to continue to hire, train and manage additional qualified scientists, laboratory personnel, client and account services personnel, and sales and marketing staff and improve and maintain our technology to properly manage our growth. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees or if we are not successful in retaining our existing employees, our business may be harmed.

In addition, our anticipated growth could require significant capital expenditures and might divert financial resources from other projects such as the development of new diagnostic tests and services. As we commercialize additional diagnostic and prognostic tests, we may need to incorporate new equipment, implement new technology systems, or hire new personnel with different qualifications. Failure to manage this growth or transition could result in turnaround time delays, higher costs, declining quality, deteriorating customer service, and slower responses to competitive challenges. A failure in any one of these areas could make it difficult for us to meet market expectations for our products, and could damage our reputation and the prospects for our business.
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
From time to time, we may consider strategic opportunities and engage in transactions such as acquisitions of businesses, assets, products or technologies, as well as technology licenses or investments in complementary businesses. For example, in May 2021, we completed the acquisition of Myriad myPath Laboratory and in December 2021, we completed the acquisition of Cernostics. Any such transactions may entail numerous operational and financial risks, including:
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
With regard to our acquisitions of the Myriad myPath Laboratory in May 2021 and Cernostics in December 2021, respectively, actual results may differ materially from our plans and expectations. For example, there can be no assurances regarding our ability to successfully scale and integrate the myPath Melanoma or TissueCypher Barrett’s Esophagus Assay into our commercial offerings and the ability of the combined strengths of Castle and Myriad myPath, LLC or Cernostics to position us for continued growth and success as a leader in the diagnostics space.
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
As of December 31, 2021, we had federal net operating loss (“NOL”) carryforwards of approximately $99.4 million, of which $43.5 million will begin to expire in 2030 if not utilized to offset taxable income, and $55.9 million may be carried forward indefinitely. Also, as of December 31, 2021, we had state net operating loss carryforwards of $67.5 million, which begin to expire in 2028 if not utilized to offset state taxable income.

Under the legislation known as the Tax Cuts and Jobs Act of 2017 (“TCJA”), as modified by the CARES Act, federal NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOL carryforwards in taxable years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the TCJA or the CARES Act.
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an ‘‘ownership change’’ (which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and we may also experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our NOL carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences
In the ordinary course of business, we process proprietary, confidential, and sensitive information (including but not limited to intellectual property, proprietary business information and personal information). We manage and maintain our applications and information utilizing a combination of on-site systems, managed data centers, and cloud-based data centers, and we are increasingly dependent upon information technology systems, infrastructure and information to operate our business.
It is critical that we do so in a secure manner to maintain the confidentiality, availability and integrity of such information. We also have outsourced elements of our operations to third parties, including third-party service providers and technologies to help operate critical business systems to Process proprietary, confidential and sensitive information, and as a result we manage a number of third-party contractors who have access to our proprietary, confidential and sensitive information. Our ability to monitor these third parties’ cybersecurity information security practices is limited, and these third parties may not have adequate information security measures in place.
Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent, continue to increase, and are becoming increasingly difficult to detect. Threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. Despite the implementation of security measures designed to protect against a security incident, we and our contractors and consultants are vulnerable to a variety of evolving threats including but not limited to service interruptions, system malfunction, natural disasters, terrorism, war, public health crises, telecommunication and electrical failures, malware (including as a result of advanced persistent threat intrusions), malicious code, ransomware, supply chain attacks, denial-of-service attacks (such as credential stuffing), social engineering and other attempts to affect service reliability and threaten the confidentiality, integrity and availability of information. Ransomware attacks have become increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Supply-chain attacks have also increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our services) or the third-party information technology systems that support us and our services. Any of the previously identified or similar threats could cause a disruption or security incident, which could result in unauthorized, unlawful, or accidental loss of, damage to, modification of, destruction of, alteration of, encryption of, disclosure of, access to, or acquisition of our information and could interrupt our ability to provide our services.
While we have not experienced any such system failure, accident or material security incident to date, we cannot assure you that our data protection efforts and our investment in information technology have or will prevent security incidents, and we may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents, including affected individuals, the Secretary of the HHS, states Attorneys General and others. Such disclosures are costly, and the disclosures or failure to comply could lead to adverse consequences.
If we or a third party upon whom we rely experience a security incident or are perceived to have experienced a security incident, we may experience government enforcement actions, additional reporting requirements and/or oversight, restrictions on processing data (including personal information), litigation, indemnification obligations, negative publicity, reputational harm, monetary fund diversions, interruptions in our operations, and other harms. Such consequences may disrupt our operations (including our ability to conduct our analyses, provide test results, bill payors or patients, process claims and appeals, provide customer assistance, conduct research and development activities, collect, process, and prepare company financial information, provide information about our products and other patient and physician education and outreach efforts through our website, and manage the administrative aspects of our business), damage our reputation, negatively impact our ability to grow our business, and others. For example, we maintain a tumor specimen database comprised of over 60,000 samples. Some of these samples were used to develop and validate DecisionDx-Melanoma, and, of those, some are currently being used to improve on the test and some will be used in the future. If we were to lose this database, our ability to further validate, improve and therefore maintain and grow sales of DecisionDx-Melanoma could be significantly impaired.
Our contracts may not contain limitations of liability, and there can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages if we fail to comply with applicable privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or adequately mitigate liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, information loss, regulatory actions or material adverse impacts arising out of our privacy and security practices, Processing or security incidents we may experience, or that such coverage will continue to be available on commercially reasonable terms or at all.
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
Requirements associated with being a public company will continue to increase our costs, as well as divert significant company resources and management attention.
We are subject to the reporting requirements of the Exchange Act or the other rules and regulations of the SEC and any securities exchange relating to public companies. Sarbanes-Oxley, as well as rules subsequently adopted by the SEC and The Nasdaq Stock Market LLC (“Nasdaq”) to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory ‘‘say on pay’’ voting requirements that now apply to us since we are no longer an emerging growth company effective December 31, 2021. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management. We cannot assure you that we will satisfy our obligations as a public company on a timely basis.
We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We were previously afforded exemptions from certain public company reporting requirements and were permitted to apply scaled disclosure requirements as a result of our status as an emerging growth company and a smaller reporting company, respectively. However, effective December 31, 2021, we ceased to be an emerging growth company and are no longer be permitted to apply the related exemptions. For example, in connection with this change, beginning with this Annual Report on Form 10-K for the year ended December 31, 2021 we were required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting and were required to apply public company adoption dates to new and revised accounting standards. Further, we are now subject to the reporting deadlines of a large accelerated filer. Beginning with our first Quarterly Report on Form 10-Q for the fiscal year ending December 31, 2022, we will no longer be permitted to take advantage of scaled disclosure requirements for smaller reporting companies. If we are unable to comply with these requirements on a timely basis or if the attention of our management and personnel is diverted from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. The increased costs will increase our net loss or decrease our net income, and may require us to reduce costs in other areas of our business or increase the prices of our products. In addition, as we expand, it may be more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified personnel to serve on our board of directors, our board committees or as executive officers.

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
Our business could be adversely impacted by inflation.
Recently, the rate of inflation in the U.S. has risen to levels not experienced in decades. We have begun to see some inflationary pressures, primarily in personnel and related costs. The extent of any future impacts from inflation on our business and our results of operations will be dependent upon how long the elevated inflation levels persist and if the rate of inflation were to further increase, neither of which we are able to predict. If elevated levels of inflation were to persist or if the rate of inflation were to accelerate, the purchasing power of our cash and cash equivalents may be eroded, our expenses could increase faster than anticipated and we may utilize our capital resources sooner than expected. Further, given the complexities of the reimbursement landscape in which we operate, our payors may be unwilling or unable to increase reimbursement rates to compensate for inflationary impacts.
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
•our ability to achieve product development goals in the timeframes we announce;
•announcements of clinical study results, regulatory developments, acquisitions, strategic alliances or significant agreements by us or by our competitors;

•the success or failure of our efforts to acquire, license or develop additional tests;
•recruitment or departure of key personnel;
•general economic conditions and market conditions specific to our industry;
•interest rates and the rate of inflation;
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
The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. Shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act of 1933.
Certain of our stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We filed such a registration statement in January 2022 to register the resale of shares of our common stock issuable in connection with our acquisition of Cernostics in December 2021. We have registered shares of common stock that we have issued and may issue under our employee equity incentive plans. As a result, these shares will be able to be sold freely in the public market upon issuance.
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
We have and may continue to enter into related party transactions that create conflicts of interest, or the appearances of conflicts of interest, which may harm our business and cause our stock price to decline.
We have entered into related party transactions that create conflicts of interest between our interests and the interests of our directors and executive officers. For example, we employ three children and a brother-in-law of Derek J. Maetzold, our President and Chief Executive Officer, three children and a son-in-law of Kristen M. Oelschlager, our Chief Operating Officer, and the son of Tobin W. Juvenal, our Chief Commercial Officer, in each case in non-officer positions. These arrangements are required to be disclosed in our annual proxy statement and/or in the notes to our consolidated financial statements based on certain criteria. We may engage in other transactions in the future involving our executive officers, directors and their family members and/or entities which they control or are affiliated, which could cause individuals in our management to seek to advance their economic interests or the economic interests of certain related parties above ours. Although we have a written policy on related party transactions that involves independent review and oversight by the audit committee of our board of directors, there can be no assurances that conflicts of interest will not exist, or that we will be able to adequately address or mitigate any actual or perceived conflicts of interest, and stockholders, analysts, proxy advisory firms, the news media and other parties may view these transactions as representing conflicts of interest or as otherwise inappropriate, which may result in negative public perception and reputational harm, and could impair our ability to enter into new customer relationships or attract and retain employees. Potential, perceived and actual conflicts of interest could cause investors to question the independence of our management, the adequacy and effectiveness of our disclosure controls and procedures or the integrity of our corporate governance procedures and compensation practices, which could have a material adverse effect on the trading price of our common stock and our business, financial condition and results of operations.
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
Based upon shares outstanding as of December 31, 2021, our executive officers, directors and the known holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 27% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We have a lease agreement for approximately 23,700 square feet of office space in Friendswood, Texas that is used as our corporate headquarters. This lease commenced in late 2020 and has a 60-month term, with an option to renew for one additional five-year period. We also lease approximately 29,700 square feet of laboratory and office space in Phoenix, Arizona under two agreements, both of which expire on April 30, 2033. For both leases, there are options to renew for two additional five-year terms. In connection with our recent acquisition of Cernostics in December 2021, we have approximately 8,100 square feet of office and laboratory space in Pittsburgh, Pennsylvania under a lease which expires on November 30, 2022, with the option to renew for one additional year. In support of our growth strategy, we anticipate acquiring additional office and laboratory space in the near future.
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
Holders of Record
As of February 21, 2022, there were approximately 30 stockholders of record of our common stock, which does not include stockholders who hold shares in street name.
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
Recent Sales of Unregistered Equity Securities
None.
Use of Proceeds from IPO of Common Stock
On July 29, 2019, we completed the initial public offering of our common stock (our “IPO”), pursuant to which we issued and sold 4,600,000 shares of our common stock, including 600,000 shares associated with the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $16.00 per share.
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
Since the effective date of our registration statement through December 31, 2021, we have not used any of the net proceeds from the IPO. Pending such uses, we have invested, and plan to continue to invest, the balance of the net proceeds from the IPO in cash and cash equivalent securities or highly liquid investment securities.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results, performance or achievements could differ materially from any future results, performance or achievements discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors.”
Overview
Castle Biosciences is improving health through innovative tests that guide patient care. For the diseases that our portfolio of tests cover, we believe the traditional approach to developing a treatment plan for cancers and other diseases using clinical and pathology factors alone is inadequate and can be improved by incorporating the personalized information our diagnostic and prognostic tests provide.
We currently market five proprietary MAAAs, designed to answer clinical questions in dermatologic cancers, UM and BE. Our revenue is primarily generated by our DecisionDx®-Melanoma risk stratification test for cutaneous melanoma and our DecisionDx®-UM risk stratification test for UM.
The foundation of our business is our dermatologic cancer franchise, and our lead product is DecisionDx-Melanoma, a proprietary risk stratification GEP test that predicts the risk of metastasis, or recurrence for patients diagnosed with invasive cutaneous melanoma, a deadly skin cancer. In the management of melanoma, as with nearly all diseases, treatment plans are directed by patient risk-stratification. This test has two distinct, complementary clinically actionable uses. The first revolves around predicting the likelihood of having a SLN negative biopsy result so that physicians and patients can discuss the risk and benefit of undergoing the SLNB surgical procedure. The second use is to inform the appropriate treatment plan during the initial five years post-diagnosis, regardless of the decision to undergo or avoid invasive SLNB surgery. In a typical year, we estimate approximately 130,000 patients are diagnosed with invasive cutaneous melanoma in the United States. We launched DecisionDx-Melanoma in May 2013. Based on the substantial clinical evidence that we have developed, we have received Medicare coverage for DecisionDx-Melanoma, which represents approximately 50% of the addressable patient population for this test.
On August 31, 2020, we commercially launched our SCC proprietary GEP test, DecisionDx®‑SCC, for use in patients with one or more risk factors (also referred to as “high-risk” SCC). On November 2, 2020, we commercially launched our proprietary GEP test for difficult-to-diagnose melanocytic lesions, DecisionDx® DiffDx™-Melanoma for use in patients with a melanocytic lesion and uncertainty related to the malignancy of the lesion. We believe that these two additional skin cancer tests address areas of high clinical need in dermatological cancer and, together, represent an estimated addressable population of approximately 500,000 patients in the United States.
We further expanded our commercially available dermatologic portfolio in May 2021 when we acquired the myPath Laboratory from Myriad Genetics, Inc. for a cash purchase price of $32.5 million. myPath Melanoma is a clinically validated GEP test that addresses the same unmet clinical need as our DecisionDx DiffDx-Melanoma test. Today, we offer both our myPath Melanoma test and our DecisionDx DiffDx-Melanoma test under an offering that we refer to as our CDO of molecular testing solutions. By offering both of these tests in a single offering, we believe we have demonstrated the ability to improve the test result performance for patients with difficult-to-diagnose melanocytic lesions.
In 2021, we announced the launch of our innovative pipeline initiative to develop a genomic test aimed at predicting response to systemic therapy in patients with moderate to severe psoriasis, atopic dermatitis and related inflammatory skin conditions. In the U.S. alone, there are approximately 18 million patients diagnosed with psoriasis and atopic dermatitis. Approximately 450,000 of these patients annually are eligible for systemic therapies. If successful, this inflammatory skin disease pipeline test has the potential to add approximately $1.9 billion to our current estimated U.S. TAM. In 2021, we initiated a 4,800 patient, prospective, multi-center clinical study to develop and validate this pipeline test and have 50 committed centers, out of the initial target of 50. Based upon our current development and validation timelines, we expect to commercialize this pipeline test by the end of 2025.
In addition to our dermatologic franchise, we also market a test for patients diagnosed with UM, a rare cancer of the eye. DecisionDx®-UM is a proprietary, risk stratification GEP test that predicts the risk of metastasis for patients with UM. We believe DecisionDx-UM is the standard of care in the management of newly diagnosed UM in the majority of ocular oncology practices in the United States. We launched DecisionDx-UM in January 2010. Based on the substantial clinical evidence that we have developed, we received Medicare coverage for DecisionDx-UM, which represents approximately 50% of the addressable patient population.
In December 2021, we extended our commercial portfolio of proprietary tests into the gastroenterology market through our acquisition of Cernostics and the TissueCypher® platform. The TissueCypher platform focuses on unlocking, in the case of the initial test for use in patients with BE, the importance of the location of the expression of proteins or lack thereof within the morphology of the disease (also known as spatialomics). This “spatialomic” information is then interpreted using artificial intelligence approaches to predict the likelihood of progression to high-grade dysplasia and/or esophageal cancer in patients with non-dysplastic, indefinite or low-grade dysplasia BE. We believe the addition of expertise in the spatialomics area positions us for continued growth and success in the diagnostics space, complementing our first-to-market dermatologic franchise and our proprietary test for UM.
The number of test reports we generate is a key indicator that we use to assess our business. A test report is generated when we receive a sample in our laboratory, and then the relevant test information is entered into our Laboratory Information Management System, the expression of the biomarkers is measured, then a proprietary algorithmic analysis of the combined biomarkers is performed to generate a report providing the results of that analysis, which is sent to the clinician who ordered the test. The numbers of GEP test reports delivered by us during the years ended December 31, 2021 and 2020 are presented in the table below:

	Proprietary Dermatologic GEP Tests
	DecisionDx- Melanoma	DecisionDx-SCC(1)	CDO(2)	Dermatologic Total	DecisionDx-UM	Grand Total
Q1 2021	4,060	527	218	4,805	337	5,142
Q2 2021	5,128	784	627	6,539	468	7,007
Q3 2021	5,505	934	913	7,352	375	7,727
Q4 2021	5,635	1,265	904	7,804	438	8,242
For the year ended December 31, 2021	20,328	3,510	2,662	26,500	1,618	28,118

Q1 2020	4,574	—	—	4,574	361	4,935
Q2 2020	3,008	—	—	3,008	306	3,314
Q3 2020	4,404	57	—	4,461	318	4,779
Q4 2020	4,246	428	73	4,747	410	5,157
For the year ended December 31, 2020	16,232	485	73	16,790	1,395	18,185

(1)We commercially launched DecisionDx-SCC on August 31, 2020.
(2)Includes DecisionDx DiffDx-Melanoma, which we commercially launched on November 2, 2020, and myPath Melanoma, which we began offering following our acquisition of Myriad myPath Laboratory on May 28, 2021. We offer both our myPath Melanoma and DecisionDx DiffDx-Melanoma under our CDO.
For the year ended December 31, 2021, our dermatologic test report volume increased by 57.8%, reflecting growth in DecisionDx-Melanoma as well as the full year availability of DecisionDx-SCC and DecisionDx DiffDx-Melanoma (now offered as part of CDO). For a discussion of how we recognize revenue derived from our GEP tests, refer to “Net Revenues” under “Components of Results of Operations” below.
The principal focus of our current commercial efforts is to educate clinicians and pathologists on the value of our molecular diagnostic testing products through our direct sales force in the U.S. In dermatology, we began 2020 with 32 outside sales territories. In the third quarter of 2020, we expanded our dermatologic commercial team to create a dedicated sales force of ten territories to support the launch of our DecisionDx Diff-Dx Melanoma test to dermatopathologists. During the first half of 2021, we folded this dedicated team into our existing sales team and completed a further expansion, bringing our dermatologic sales force to the mid-60s. In connection with our acquisition of Cernostics in December 2021, we hired an initial commercial team of approximately 14 outside sales territories, along with commensurate internal sales associates and medical science liaisons, to support our launch of the TissueCypher Barrett’s Esophagus Assay. This dedicated team focuses on gastroenterology specialists that diagnose and manage patients with BE. However, we will continue to evaluate our mix of outside sales territories, inside sales support, marketing and medical affairs in the context of our dermatologic tests and gastroenterology tests and adjust our investments based upon these evaluations.
We continue to see new clinicians order our dermatologic tests for the first time. For the year ended December 31, 2021, we saw approximately 1,938 new ordering clinicians for our dermatologic tests compared to 1,396 during the same period of 2020. Total ordering clinicians for our dermatologic tests were approximately 5,900 for the year ended December 31, 2021.
For additional information on the metrics we disclose, refer to “Information about certain metrics” below.
In developing our DecisionDx-SCC and DecisionDx DiffDx-Melanoma tests, we believed that in addition to addressing significant unmet clinical needs, we would see strategic opportunities for leverage, as many of the clinicians currently ordering DecisionDx-Melanoma would likely be the same clinicians who would find value in these other skin cancer tests. For example, we found that for the year ended December 31, 2021, approximately 78% of all clinicians ordering DecisionDx-SCC had also ordered our DecisionDx-Melanoma test during that same period.
We bill third-party payors and patients for the tests we perform. The majority of our revenue collections is paid by third-party insurers, including Medicare. We have received LCDs, which provide coverage for our DecisionDx-Melanoma, myPath Melanoma and DecisionDx-UM tests that meet certain criteria for Medicare and Medicare Advantage beneficiaries, representing approximately 60 million covered lives. In 2022, DecisionDx-UM has received coverage from United Healthcare that will represent approximately 43 million covered lives. A ‘‘covered life’’ means a subscriber, or a dependent of a subscriber, who is insured under an insurance carrier’s policy.
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
Separately, Palmetto issued a final LCD for DecisionDx-UM, which became effective in July 2017, and Noridian issued a similar LCD that became effective in September 2017. The Noridian LCD provides for coverage to determine metastatic risk in connection with the management of a patient’s newly diagnosed uveal melanoma and to guide surveillance and referral to medical oncology for those patients. Similar to cutaneous melanoma, the median age at diagnosis for uveal melanoma is estimated at 58-62 years old, therefore the Medicare eligible population represents close to 45% of the addressable market.
On May 17, 2019, CMS determined that DecisionDx-UM meets the criteria for “existing advanced diagnostic laboratory test” status, also referred to as “existing ADLT” status. For 2020, our rate was set by Noridian, our local MAC, but effective in 2021 our rate is set annually based upon the median private payor rate for the first half of the second preceding calendar year. Our rate for 2021 was $7,776 and will remain at $7,776 for 2022, in each case based on the calculation of the median private payor rate.
Also, on May 17, 2019, CMS determined that DecisionDx-Melanoma meets the criteria for “new ADLT” status. Accordingly, from July 1, 2019 through March 31, 2020, the Medicare reimbursement rate was equal to the initial list price of $7,193. From April 1, 2020 through December 31, 2021, the rate was also $7,193, which was calculated based upon the median private payor rate for DecisionDx-Melanoma from July 1, 2019 to November 30, 2019. CMS has informed us that the rate for 2022 will continue to be $7,193, based on the median private payor rate.
myPath Melanoma is currently covered under a MolDX LCD policy through Noridian that oversees laboratories in both Utah and Arizona. Noridian issued an LCD that became effective in June 2019. On September 6, 2019, myPath Melanoma was approved as a new ADLT. The rate for 2022 will be $1,950.
TissueCypher is performed in our Pittsburgh, Pennsylvania laboratory and falls under the Medicare jurisdiction that is managed by Novitas. Novitas previously reviewed TissueCypher and we are receiving payments for claims according to the CLFS. For 2022, CMS published in its CLFS a payment amount of $2,513 for the test.
Beginning in 2023, the rates for DecisionDx-Melanoma, DecisionDx-UM, and myPath Melanoma tests will be set annually based upon the median private payor rate for the first half of the second preceding calendar year. For example, the rate for 2023 will be set using median private payor rate data from January 1, 2021 to June 30, 2021.
In the second quarter of 2020, we submitted our technical assessment dossier for DecisionDx-SCC to Palmetto and Noridian. The dossier was accepted as complete in the third quarter of 2020. In early 2021, we submitted our technical assessment dossier for DecisionDx DiffDx-Melanoma. The dossier was accepted as complete in the first quarter of 2021. We expect that draft LCDs for DecisionDx-SCC and DecisionDx DiffDx-Melanoma could potentially be posted by the end of the second quarter of 2022 resulting in potentially final LCDs effective in 2023. However, there is no assurance that the timing of any draft or final LCD will match our expectations or our historical experience with LCDs for our other tests.
In the second quarter of 2021, Palmetto and the other MACs that participate in the MolDX program posted a revised draft LCD for DecisionDx-Melanoma. The draft LCD includes commentary about two publications regarding the clinical utility of GEP tests and was posted to give providers an opportunity to comment. Each of the draft LCDs include an assessment stating that the MAC does not believe that the new data is sufficient to change the coverage criteria. We have submitted comments on the draft LCD. The comment period on the last of these draft LCDs closed on August 8, 2021. We are unable to predict when the final draft LCD will be posted.
Since becoming a public company, we have financed our operations with the revenue generated from the sale of our products, proceeds from our July 2019 IPO, follow-on public offerings of common stock in June 2020 and December 2020 and bank debt, which has since been repaid in full. We believe that our existing cash and cash equivalents and anticipated cash generated from sales of our products will be sufficient to fund our operations for the next 12 months and into the foreseeable future. However, we have based these estimates on assumptions, including those related to the impact of COVID-19 on our financial condition, that may prove to be wrong, and could result in us depleting our capital resources sooner than expected.
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
•execute our commercialization strategy for our current and future commercial products;
•continue our ongoing and planned development of new products in our pipeline;
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
Impact of COVID-19 Pandemic
We are continuing to closely monitor the impact of the COVID-19 pandemic on our business and taking proactive efforts designed to protect the health and safety of our workforce, continue our business operations and advance our corporate objectives. We are providing the following update with respect to the impact of COVID-19 on our business:
•We have maintained, and expect to continue to maintain, uninterrupted business operations with adequate access to reagents and consumables needed for testing patient samples and normal turnaround times for our delivery of test reports. We have continued to maintain our previously implemented adjustments to our operations designed to keep employees safe and comply with federal, state and local guidelines, including those regarding social distancing.
•Following the onset of the COVID-19 pandemic, we experienced declines in orders and test report volume. For example, in the second quarter of 2020, test reports delivered for our lead product, DecisionDx-Melanoma, decreased 18.5% compared to the second quarter of 2019. For the year ended December 31, 2020, our growth in DecisionDx-Melanoma test report volume was 4.5%, compared to year-over-year growth of 29.1% for the year ended December 31, 2019. Our analysis of third-party data indicates that cutaneous melanoma diagnoses for the year ended December 31, 2020 were down approximately 20% compared to the year ended December 31, 2019. In the first quarter of 2021, test reports delivered for DecisionDx-Melanoma decreased by 11.2% compared to the first quarter of 2020. We believe these decreases in our test report volume were linked to delays and/or cancellations in patient visits, resulting in fewer diagnostic biopsies and thus a reduction in the number of diagnoses of cutaneous melanoma in response, as well as the cumulative impact on promotional responsiveness as a result of reduced sales calls per day and in-person sales call during the COVID-19 pandemic.
•We saw positive trends in orders and test report volumes in the second, third, and fourth quarters of 2021. In the second, third and fourth quarters of 2021, test reports delivered for DecisionDx-Melanoma increased by 70.5%, 25.0% and 32.7%, respectively, compared to the same quarters in 2020.
•Our commercial team uses a combination of in-person, virtual, and non-personal promotional and educational efforts. Since the beginning of 2021, we have seen improvements in the number of promotional calls per day, as well as a continued shift from virtual to in-person sales calls. During the three-months ended December 31, 2021, in-person sales calls accounting for over 90% of all calls during such period. However, we have not yet achieved pre-COVID-19 levels of calls per day per sales representative.
•Our future results will be dependent upon the extent and duration of the COVID-19 crisis, including the emergence and spread of variants of the virus, such as the Omicron variant, and government restrictions, which are beyond our control. Although state and local government restrictions put in place to slow the spread of the virus have been eased in certain locations, restrictions may be reinstated from time to time in various regions depending on the circumstances, potentially impacting the flow of future patient visits as well as access to our sales targets. Even with the easing of state and local restrictions and the availability of vaccinations, patient visits and diagnoses of cutaneous melanoma may be impacted by continued apprehension regarding possible exposure to the virus. For example, our analysis of third-party data indicates that cutaneous melanoma diagnoses during the year ended December 31, 2021 remain approximately 11% below the pre-COVID, 2019 levels.
•We continue to believe our cash, cash equivalents and anticipated cash to be generated from sales of our products, will be sufficient to fund our operations for the next 12 months and into the foreseeable future.
As conditions are continuously evolving, we are unable to predict how our future test report volume will be impacted, or the extent to which our results of operations, financial condition or cash flows will be impacted, by the COVID-19 pandemic, or other future public health crises. Accordingly, the test report data presented above is not necessarily indicative of our results of operations that can be expected for future periods. For more information on the potential impact of the COVID-19 pandemic on our business, see the risk factors included under “Risks Related to Our Business” and the other risk factors included in Part I, Item 1A., “Risk Factors,” of this Annual Report on Form 10-K.
Factors affecting our performance
We believe there are several important factors that have impacted, and that we expect will continue to impact, our operating performance and results of operations, including:
•Report volume. We believe that the number of reports we deliver to physicians is an important indicator of the growth of adoption among the healthcare provider community. Our revenue and costs are affected by the volume of testing and mix of customers. Our performance depends on our ability to retain and broaden adoption with existing prescribing physicians, as well as attract new physicians. In the near term, our report volume may be negatively impacted by ongoing developments of the COVID-19 pandemic as discussed above.
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
Test reports delivered for DecisionDx-Melanoma, DecisionDx-SCC, myPath Melanoma/DecisionDx DiffDx-Melanoma, DecisionDx-UM and TissueCypher Barret’s Esophagus Assay represents the number of completed test reports delivered by us during the reporting period indicated. The period in which a test report is delivered does not necessarily correspond with the period the related revenue, if any, is recognized, due to the timing and amount of adjustments for variable consideration under ASC 606. We use this metric to evaluate the growth in adoption of our tests and to measure against our internal performance objectives. We believe this metric is useful to investors in evaluating the volume of our business activity from period-to-period that may not be discernible from our reported revenues under ASC 606. We also sometimes present, on a limited basis, data on the number of orders received. We believe order data can provide additional insight on current demand trends, particularly during the COVID-19 pandemic and with respect to new product launches, when considered in conjunction with test report volume. However, orders received in a particular period do not necessarily correspond with actual delivered test reports or reported revenues for the same period or subsequent periods.
New ordering clinicians for our dermatologic tests represents the number of clinicians who ordered a dermatologic test from us for the first time during the reporting period specified. Our dermatologic tests consist of DecisionDx-Melanoma, DecisionDx-SCC and our CDO. We believe this metric is useful in evaluating the effectiveness of our sales and marketing efforts in establishing new relationships with clinicians and increasing the adoption of our suite of dermatologic tests. We also believe this metric provides useful information to investors in assessing our ability to expand the use of our dermatologic tests. Since this metric is based upon the reporting period in which an order is placed, it does not necessarily correspond to the reporting period in which a test report was delivered or revenue was recognized.

Components of the Results of Operations
Net Revenues
We generate revenues from the sale of our products. Currently, our revenues are primarily derived from the sale of DecisionDx-Melanoma and DecisionDx-UM. We bill third-party payors and patients for the tests we perform.
Under ASC 606, we recognize revenue at the amount we expect to be entitled, subject to a constraint for variable consideration, in the period in which our tests are delivered to the treating physicians. We have determined that our contracts contain variable consideration under ASC 606 because the amounts paid by third-party payors may be paid at less than our standard rates or not paid at all, with such differences considered implicit price concessions. Variable consideration is recognized only to the extent it is probable that a significant reversal of revenue will not occur in future periods when the uncertainties are resolved. Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. Variable consideration for Medicare claims that are not covered by an LCD, including those claims subject to approval by an ALJ at an appeal hearing, is deemed to be fully constrained due to factors outside our influence (i.e., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. For these fully constrained claims, we generally recognize revenue in the period the uncertainty is favorably resolved, if at all. Due to potential future changes in Medicare coverage policies and appeal cycles, insurance coverage policies, contractual rates and other trends in the reimbursement of our tests, our revenues may fluctuate significantly from period-to-period. Additionally, our ability to recognize revenue for our recently launched tests, DecisionDx-SCC and DecisionDx DiffDx-Melanoma, is dependent on the development of reimbursement experience and coverage decisions for these tests. Due to limited reimbursement experience, we are currently recognizing revenues for these two tests on the basis of actual cash collections.
Our ability to increase our revenues will depend on our ability to further penetrate our target markets, and, in particular, generate sales through our direct sales force, develop and commercialize additional tests, obtain reimbursement from additional third-party payors and increase our reimbursement rate for tests performed.
Cost of Sales (exclusive of amortization of acquired intangible assets)
The components of our cost of sales are material and service costs associated with testing samples, personnel costs (including salaries, bonuses, benefits and stock-based compensation expense), electronic medical record set up costs, order and delivery systems, shipping charges to transport samples, third-party test fees, and allocated overhead including rent, information technology costs, equipment and facilities depreciation and utilities. Costs associated with testing samples are recorded when the test is processed, regardless of whether and when revenues are recognized with respect to that test. As a result, our cost of sales as a percentage of revenues may vary significantly from period-to-period because we do not recognize all revenues in the period in which the associated costs are incurred. We expect cost of sales in absolute dollars to increase as the number of tests we perform increases. Additionally, we expect cost of sales to increase with the expansion of laboratory capacity and staffing in advance of the anticipated growth of our recently launched tests.
Gross margin and gross margin percentage are key indicators we use to assess our business. See the table in “Results of Operations—Comparison of the years ended December 31, 2021 and 2020” for details.
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
We expect to use a portion of our cash and cash equivalents to further support and accelerate our research and development activities, including three important studies that are underway to support our DecisionDx-Melanoma test. The first is the PERSONALize study, in which we are evaluating DecisionDx-Melanoma for interactions with adjuvant therapies. The second is the CONNECTION study, which is collecting long-term outcomes for up to 10,000 patients who have been tested with DecisionDx-Melanoma. The third is the DECIDE study, which is designed to determine the association of GEP test results with SLNB surgical decisions in patients eligible for SLNB as well as to track outcomes for patients who did and did not undergo SLNB. Also, as noted above, we recently initiated a 4,800 patient, prospective, multi-center clinical study to develop, validate and bring to market a pipeline test aimed at predicting response to systemic therapy in patients with moderate to severe psoriasis, atopic dermatitis and related inflammatory skin conditions. We have also initiated two additional disease studies for pipeline tests for new indications.

Selling, General and Administrative
Selling, general and administrative (“SG&A”) expenses include executive, selling and marketing, legal, finance and accounting, human resources, billing and client services. These expenses consist of personnel costs (including salaries, bonuses, benefits and stock-based compensation expense), direct marketing expenses, audit and legal expenses, consulting costs, training and medical education activities, payor outreach programs and allocated overhead, including rent, information technology, equipment depreciation, and utilities. We expect continued increases in SG&A expenses related to compliance with the rules and regulations of the SEC and Nasdaq (in particular as we no longer qualify as an emerging growth company and a smaller reporting company, and have become a large accelerated filer), investor relations activities and additional insurance expenses. Other administrative and professional services expenses within SG&A are expected to increase with the scale of our business, but selling and marketing-related expenses are expected to increase significantly, consistent with our growth strategy.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets are primarily associated with developed technology.
Other Operating Income
Other operating income consists of an automatic payment received from HHS for provider relief funds pursuant to the CARES Act.
Interest Income
Interest income consists primarily of earnings on cash and cash equivalents, primarily money market funds.
Interest Expense
Interest expense is primarily attributable to borrowings under our term debt, which was fully repaid in December 2020, and also includes the related amortization of debt discount and issuance costs.
Loss on Extinguishment of Debt
The loss on extinguishment of debt is associated with the early repayment of our term loan facility in December 2020.
Income Tax (Benefit) Expense
In connection with our acquisition of Cernostics in December 2021, and taking into consideration the additional deferred tax liabilities resulting from such acquisition, we determined that a portion of our valuation allowance should be reduced, which was reflected in our income tax benefit for the year ended December 31, 2021. Our consolidated financial statements do not reflect any federal or state income tax benefits attributable to the net losses we have incurred, due to the uncertainty of realizing a benefit from those items. As of December 31, 2021, we had federal NOL carryforwards of $99.4 million, of which $43.5 million will begin to expire in 2030 if not utilized to offset federal taxable income, and $55.9 million may be carried forward indefinitely. Also, as of December 31, 2021, we had state NOL carryforwards of $67.5 million, which begin to expire in 2028 if not utilized to offset state taxable income.

Results of Operations
Certain prior year amounts in the tables below have been reclassified to conform to the current year presentation. Specifically, we no longer present gross margin on the face of our financial statements and therefore the cost of sales line is now presented within the operating expenses section. This reclassification had no impact on operating loss, loss before income taxes or net loss.
Comparison of the Years Ended December 31, 2021 and 2020
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Years Ended December 31,		Change
	2021	2020
Net revenues	$94,085	$62,649	$31,436	50.2%
Operating expenses and other operating income:
Cost of sales (exclusive of amortization of acquired intangible assets)	15,822	9,685	6,137	63.4%
Research and development	29,646	13,256	16,390	123.6%
Selling, general and administrative	86,738	48,132	38,606	80.2%
Amortization of acquired intangible assets	1,958	—	1,958	NA(1)
Other operating income	—	(1,882)	1,882	100.0%
Total operating expenses, net	134,164	69,191	64,973	93.9%
Operating loss	(40,079)	(6,542)	(33,537)	(512.6)%
Interest income	68	373	(305)	(81.8)%
Interest expense	(1)	(2,634)	2,633	100.0%
Loss on extinguishment of debt	—	(1,397)	1,397	100.0%
Loss before income taxes	(40,012)	(10,200)	(29,812)	(292.3)%
Income tax (benefit) expense	(8,720)	84	(8,804)	NM(2)
Net loss	$(31,292)	$(10,284)	$(21,008)	(204.3)%

(1) NA = Not applicable
(2) NM = Not meaningful
The following table indicates the amount of stock-based compensation expense reflected in the line items above (in thousands):

	Years Ended December 31,
	2021	2020	Change
Cost of sales (exclusive of amortization of acquired intangible assets)	$2,058	$1,049	$1,009
Research and development	4,522	1,492	3,030
Selling, general and administrative	15,160	5,768	9,392
Total stock-based compensation expense	$21,740	$8,309	$13,431

The following table provides a disaggregation of net revenues by type (in thousands):

	Years Ended December 31,
	2021	2020	Change
Dermatologic(1)	$85,753	$57,646	$28,107
Other(2)	8,332	5,003	3,329
Total net revenues	$94,085	$62,649	$31,436

(1)Dermatologic includes DecisionDx-Melanoma, DecisionDx-SCC and CDO.
(2)Other consists primarily of DecisionDx-UM.

The following table presents the calculation of gross margin (in thousands, except percentages):

	Years Ended December 31,
	2021	2020	Change
Net revenues	$94,085	$62,649	$31,436
Less: Cost of sales (exclusive of amortization of acquired intangible assets)	15,822	9,685	6,137
Less: Amortization of acquired intangible assets	1,958	—	1,958
Gross margin	$76,305	$52,964	$23,341
Gross margin percentage	81.1%	84.5%	(3.4)%
Net Revenues
Net revenues increased by $31.4 million, or 50.2%, to $94.1 million for the year ended December 31, 2021, primarily due to higher revenues from our dermatologic tests, which increased by $28.1 million. The higher dermatologic test revenue was primarily attributable to higher volume from DecisionDx-Melanoma, which increased 25.2%, higher per-unit revenues for DecisionDx-Melanoma, which reflect the expanded LCD for the test that became effective in the fourth quarter of 2020, and increased revenues from DecisionDx-SCC and our CDO. We believe the higher test report volume for DecisionDx-Melanoma during the year ended December 31, 2021 reflects the relaxing of COVID-19 restrictions, and the related positive impacts on the flow of patient visits, as well as the effects of our sales force expansions discussed above. Revenues from other tests (non-dermatologic) contributed $3.3 million to the overall increase in net revenues for the year ended December 31, 2021. This increase was principally due to the significantly higher Medicare rate for DecisionDx-UM that became effective January 1, 2021 and, to a lesser extent, the effect of a 16.0% increase in DecisionDx-UM test report volume. We believe the higher test report volume for DecisionDx-UM during the year ended December 31, 2021 is due in part to patients making up for missed eye exams from 2020 due to COVID-19 impacts. Net revenues include positive revenue adjustments related to tests delivered in previous periods, associated with changes in estimated variable consideration, of $3.3 million for the year ended December 31, 2021 compared to $0.2 million for the year ended December 31, 2020. The year-over-year increase is primarily attributable to favorable adjustments related to the settlement and collection during the year ended December 31, 2021 of certain groups of receivables from prior years.
Cost of Sales (exclusive of amortization of acquired intangible assets)
Cost of sales (exclusive of amortization of acquired intangible assets) for the year ended December 31, 2021 increased by $6.1 million, or 63.4%, compared to the year ended December 31, 2020, primarily due to higher personnel costs due to additional headcount in our laboratory testing operations, and increased costs of supplies and services, attributable to the higher activity levels. The additional personnel costs included a year-over-year increase in stock-based compensation expense of $1.0 million. Due to the nature of our business, a significant portion of our cost of sales expenses represent fixed costs associated with our testing operations. Accordingly, our cost of sales expense will not necessarily increase or decrease commensurately with the change in net revenues from period to period. We expect our cost of sales (exclusive of amortization of acquired intangible assets) to continue to increase in future periods as we hire additional laboratory personnel and related resources to support our expected growth in volume for our dermatologic, GI and pipeline tests
Gross Margin
Our gross margin percentage was 81.1% for the year ended December 31, 2021, compared to 84.5% for the same period in 2020. The decrease was largely due to amortization expense associated with our acquired intangible assets. In the near term, we expect that our gross margin percentage will decline as we invest in additional laboratory personnel and related resources to support the anticipated growth in our report volumes for tests in advance of obtaining reimbursement coverage. Additionally, our gross margin percentage will be negatively impacted by amortization of intangible assets associated with recent acquisitions.
Research and Development
Research and development expenses increased by $16.4 million, or 123.6%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to increases in personnel costs and costs incurred in our clinical studies. Approximately 55% of the increase is attributable to higher personnel costs, due to expansions in headcount in support of our growth, including higher stock-based compensation expense of $3.0 million compared to 2020. Approximately 27% of the increase was attributable to higher costs for clinical studies, including costs related to the PERSONALize, CONNECTION and DECIDE studies as well as our recently initiated a 4,800 patient, prospective, multi-center clinical study to develop, validate and bring to market a pipeline test for inflammatory skin diseases. Also, during the year ended December 31, 2021, we expanded evidence supporting our portfolio of tests with 15 peer-reviewed publications and initiated our collaboration with

NCI/SEER. We expect to continue to increase our research and development expenses as we fund ongoing evidence development for our existing products as well as additional pipeline programs.
Selling, General and Administrative
SG&A expense increased by $38.6 million, or 80.2%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. Approximately 67% of the increase is attributable to higher personnel costs, particularly due to increased headcount, which includes salaries, stock-based compensation and bonuses. We expanded our sales organization headcount in the third quarter of 2020 in preparation for the commercial launch of our DecisionDx DiffDx-Melanoma test and further expanded our sales team during the first and second quarters of 2021, bringing our dermatology-facing commercial team to the mid-60s. The higher personnel costs also reflect expanded headcount in our administrative support functions. Stock-based compensation expense included in SG&A expense was $15.2 million for the year ended December 31, 2021 compared to $5.8 million for the year ended December 31, 2020. The remainder of the increase in SG&A expense was primarily associated with training events, travel, professional fees and other general increases. The higher expenses for training events and travel reflect both a higher headcount as well a return to more in-person activities in 2021 as result of easing of COVID-19 restrictions.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets was $2.0 million for the year ended December 31, 2021 and was entirely associated with amortization of developed technology attributable to the acquisitions of Myriad myPath, LLC and Cernostics in May 2021 and December 2021, respectively. There was no such amortization during the year ended December 31, 2020. Amortization of acquired intangible assets is projected to be approximately $6.7 million for the year ending December 31, 2022, but may increase in the future to the extent we complete additional acquisitions.
Other Operating Income
Other operating income of $1.9 million for the year ended December 31, 2020 consisted entirely of the automatic payment received from HHS pursuant to the CARES Act for provider relief funds. We initially recognized income attributable to the payment in the second quarter of 2020 based on our expectation of meeting the requirements to retain the funds. However, due a change in requirements of the program in the third quarter of 2020, we reversed this income. However, in the fourth quarter of 2020, a legislative change was enacted affecting the program, under which we concluded it is reasonably assured we will qualify to retain the funds. Accordingly, we recognized the income again in the fourth quarter of 2020. There were no similar transactions during the year ended December 31, 2021. See Note 2 to the consolidated financial statements for additional information.
Interest Income
Interest income decreased by $0.3 million for the year ended December 31, 2021, compared to the year ended December 31, 2020, as a result of lower interest rates, despite our higher average balances of cash and cash equivalents.
Interest Expense
Interest expense was essentially zero for the year ended December 31, 2021 compared to $2.6 million for the year ended December 31, 2020. The decrease is a result of the early termination and repayment of all amounts due on our term loan facility in December 2020.
Loss on Extinguishment of Debt
We recorded an extinguishment loss of $1.4 million during the year ended December 31, 2020 related to the early repayment and termination of our term loan facility. The extinguishment loss was attributable to the write-off of the unamortized discount and issuance costs as well as early termination and prepayment fees. There were no similar transactions during the year ended December 31, 2021.
Income Tax (Benefit) Expense
Income tax (benefit) expense was $(8.7) million for the year ended December 31, 2021 compared to $0.1 million for the year ended December 31, 2020. Substantially all of the income tax (benefit) in the year ended December 31, 2021 was attributable to a reduction in our valuation allowance on net deferred tax assets resulting from our acquisition of Cernostics in December 2021. Specifically, we took into consideration the additional deferred tax liabilities resulting from the acquisition and determined that a portion of our existing valuation allowance should be reduced to offset this liability. Other than this item, the recorded income tax (benefit) expense includes minimal amounts because in both the years ended December 31, 2021 and 2020, the income tax benefit of the net loss was largely offset by corresponding changes in the valuation allowance on net deferred tax assets, as we have determined that it is more likely than not that these benefits will not be realized.

Stock-Based Compensation Expense
Stock-based compensation expense, which is allocated among cost of sales, research and development expense and SG&A expense, totaled $21.7 million for the year ended December 31, 2021 compared to $8.3 million for the year ended December 31, 2020, which we attribute in part to the addition of 144 employees in 2021, a 71.6% increase from 2020. We expect material increases in stock-based compensation expense in future periods, reflecting additional awards outstanding due to expected growth in our headcount. As of December 31, 2021, the total unrecognized stock-based compensation cost related to outstanding awards was $99.3 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 3.3 years.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents and cash generated from the sale of our products. As of December 31, 2021 and 2020, we had cash and cash equivalents of $329.6 million and $409.9 million, respectively. In addition to the revenue generated from the sale of our commercial products, we have financed our operations through our IPO in July 2019, two follow-on public offerings of common stock in June 2020 and December 2020, and a $25.0 million secured term loan credit facility, which we repaid in full in December 2020.
On December 14, 2020, we filed an automatically effective shelf registration statement on Form S-3 (File No. 333-251331) with the SEC as a “well-known seasoned issuer.” The registration statement allows us to issue an indeterminate number or amount of common stock, preferred stock, debt securities and warrants from time-to-time in one or more offerings. However, there can be no assurance that we will complete any such offerings of securities. Any future offerings under this registration statement will be dependent upon, among other factors, market conditions, available pricing, our financial condition, investor perception of our prospects, our capital needs and our ability to maintain status as a well-known seasoned issuer.
Public Offerings of Common Stock
On June 29, 2020 and July 2, 2020, we issued and sold 2,000,000 and 300,000 shares of our common stock, respectively, of our common stock in a follow-on public offering at a price of $37.00 per share. We received $79.5 million in aggregate net proceeds, after deducting underwriting discounts and commissions and offering costs. The shares issued and sold on July 2, 2020 reflect the underwriters’ exercise in full of their 30-day option to purchase additional shares at the public offering price, less underwriting discounts and commissions.
On December 18, 2020, we issued and sold 4,600,000 shares of our common stock (including the exercise in full by the underwriters of their option to purchase an additional 600,000 shares) in a follow-on public offering at a price of $58.00 per share. We received $250.5 million in aggregate net proceeds, after deducting underwriting discounts and commissions and offering costs (excluding $0.4 million in offering costs that were incurred but not paid as of December 31, 2020). The shares issued and sold includes the underwriters’ exercise in full of their 30-day option to purchase additional shares at the public offering price, less underwriting discounts and commissions. On December 21, 2020, we used a portion of these proceeds to repay, in full, our outstanding term loan credit facility. See “Long-Term Debt” below for additional information.
As mentioned above, we expect to use a portion of these proceeds, as well as the approximately $65.9 million of net proceeds from our IPO in July 2019, to further support and accelerate our research and development activities, including the clinical studies noted above.
Medicare Advance Payment
On April 16, 2020, we received an advance payment of $8.3 million (“the Advance Payment”) from CMS under its Accelerated and Advance Payment Program, which was expanded to provide increased cash flow to service providers during the COVID-19 pandemic. CMS began recoupment of the Advance Payment in April 2021 by applying 25% of the Medicare payments otherwise owed to us against the balance of the Advance Payment. Recoupment of the full amount of the Advance Payment was complete by December 31, 2021.
Material Cash Requirements
Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, clinical research and development services, laboratory operations, equipment and related supplies, legal and other regulatory expenses, general administrative costs and, from time to time, expansion of our laboratory and office facilities in support of our growth. We anticipate that a substantial portion of our cash requirements in the foreseeable future will relate to the further commercialization of our currently marketed products, the development of our future product candidates in our pipeline and the potential commercialization of these pipeline products, should their development be successful.

In the past 12 months we completed two strategic opportunities, which we funded using our available cash on hand, and in the longer-term may evaluate and consummate other strategic acquisitions of businesses, assets, products or technologies, which we expect to be able to fund from our available cash and cash equivalents. In May 2021 and December 2021, we completed the acquisitions of the Myriad myPath Laboratory for $32.5 million and Cernostics, Inc. for $30.7 million, respectively. In both cases, the source of funding was from our existing cash and cash equivalents. Under the definitive agreement with Cernostics, we have also agreed to pay up to an additional $50 million in cash or our common stock, at our sole discretion, based on the achievement of certain commercial milestones relating to the year ending December 31, 2022. Our liability with respect to the commercial milestone payments will depend on our ability to successfully integrate Cernostics into our suite of commercial product offerings, while future cash requirements arising from any additional strategic acquisitions will depend on, among other things, our identification of a target company with a product offering that we view as complementary to our product offerings. See Note 5 to the consolidated financial statements for additional information on recent acquisitions.
Since our inception, we have generally incurred significant losses and negative cash flows. For the year ended December 31, 2021 we had a net loss of $31.3 million and an accumulated deficit of $93.8 million as of December 31, 2021. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful commercialization of our currently marketed products and the products we plan to launch in the future as well as our spending on research and development activities. We expect to incur additional expenses and losses in the future as we invest in the commercialization of our existing products, the development of our future product candidates and the commercialization of our product candidates. Further, we expect that any acquisitions of businesses, products, assets or technologies will also increase our expenses. We believe that our existing cash and cash equivalents and anticipated cash generated from the sale of our commercial products will be sufficient to fund our operations for the next twelve months. We believe we will meet longer-term expected cash requirements and obligations through a combination of existing cash and cash equivalents, anticipated cash generated from sales of our products and issuances of equity securities or debt offerings, including through our shelf registration statement on Form S-3 that became automatically effective in December 2020. However, we have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. There are numerous risks and uncertainties associated with developing genomic tests, including, among others, the uncertainty of:
•successful commencement and completion of clinical study protocols;
•successful identification and acquisition of tissue samples;
•the development and validation of genomic classifiers; and
•acceptance of new genomic tests by physicians, patients and third-party payors.
Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate our exact working capital requirements. Our future funding requirements will depend on, and could increase significantly as a result of, many factors, including those listed above as well as those listed in the section titled “Risk Factors.”
We do not currently have any committed external source of funds. In the event additional funding is required, we expect that we would use a combination of equity and debt financings, which may not be available to us when needed, on terms that we deem to be favorable or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. Any disruptions to, or volatility in, the credit and financial markets or any deterioration in overall economic conditions may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If we are unable to raise additional funds through debt, or equity financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our product discovery and development activities or future commercialization efforts.
Leases
We have entered into various operating and finance leases, which are primarily associated with our laboratory facilities and office space. Total undiscounted future minimum payment obligations under our operating leases and finance leases as of December 31, 2021 totaled approximately $10.6 million, of which $1.4 million is payable in 2022 and $9.2 million is payable through the end of 2033. The leases expire on various dates through 2033 and provide certain options to renew for additional periods. We expect our lease obligations will increase in the near term as we expand our facilities, operations and headcount in support of the anticipated growth in our portfolio of commercial products and pipeline tests. Refer to Note 9 to the consolidated financial statements for additional information on our leasing arrangements.

Cash Flows
The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented (in thousands):

	Years Ended December 31,
	2021	2020
Net cash (used in) provided by operating activities	$(18,983)	$9,865
Net cash used in investing activities	(66,657)	(4,748)
Net cash provided by financing activities	5,421	305,890
Net change in cash and cash equivalents	(80,219)	311,007
Cash and cash equivalents, beginning of year	409,852	98,845
Cash and cash equivalents, end of year	$329,633	$409,852
Operating Activities
Net cash used in operating activities of $19.0 million for the year ended December 31, 2021 was primarily attributable to the net loss of $31.3 million, deferred income taxes of $8.7 million, recoupment of the Advance Payment of $8.3 million and increases in accounts receivable of $4.6 million, partially offset by stock compensation expense of $21.7 million, increases in accrued compensation of $6.2 million, depreciation and amortization of $3.4 million and increases in other accrued liabilities of $2.3 million.
Net cash provided by operating activities was $9.9 million for the year ended December 31, 2020 and was primarily attributable to net non-cash charges of $10.5 million (consisting of $8.3 million in stock-based compensation expense, $1.4 million of loss on extinguishment of debt, and $0.8 million in amortization of debt discount and issuance costs), the receipt of the Advance Payment of $8.3 million, increases in accrued compensation of $3.3 million and decreases in accounts receivable of $1.7 million, partially offset by the net loss of $10.3 million and increases in prepaid expenses and other current assets of $2.8 million, other assets of $1.4 million and inventory of $1.0 million.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2021 was primarily attributable to our asset acquisitions of Myriad myPath LLC and Cernostics (which collectively totaled $63.2 million) and purchases of property and equipment of $3.5 million.
Net cash used in investing activities for the year ended December 31, 2020 consisted entirely of purchases of property and equipment.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2021 consisted primarily of $4.2 million of proceeds from exercise of common stock options and $2.3 million of proceeds from contributions to the employee stock purchase plan, partially offset by payment of employees’ taxes on vested restricted stock units of $0.8 million and payment of common stock offering costs of $0.3 million. We did not complete any public offerings of common stock during the year ended December 31, 2021.
Net cash provided by financing activities for the year ended December 31, 2020 consisted primarily of $330.0 million of proceeds from two public offerings of our common stock (net of underwriting discounts, commissions and issuance costs), $1.6 million of proceeds from contributions to the employee stock purchase plan and $1.6 million of proceeds from exercise of common stock options, partially offset by repayments of term debt, including extinguishment costs, of $27.4 million.
Inflation
We do not believe that inflation has had a material impact on our results of operations during the periods presented. However, recently, the rate of inflation in the U.S. has risen to levels not experienced in decades. We have begun to see some inflationary pressures, primarily in personnel and related costs. The extent of any future impacts from inflation on our business and our results of operations will be dependent upon how long the elevated inflation levels persist and if the rate of inflation were to further increase, neither of which we are able to predict.

Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are described in more detail in Note 2 to our audited consolidated financial statements, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition
We recognize revenue is recognized in accordance with ASC 606. In accordance with ASC 606, we follow a five-step process to recognize revenues: (1) identify the contract with the customer, (2) identify the performance obligations, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations and (5) recognize revenues when the performance obligations are satisfied. We have determined that we have a contract with the patient when the treating clinician orders the test. Our contracts generally contain a single performance obligation, which is the delivery of the test report, and we satisfy our performance obligation at a point-in-time upon the delivery of the test report to the treating physician, at which point we can bill for the report. The amount of revenue recognized reflects the amount of consideration to which we expect to be entitled, or the transaction price, and considers the effects of variable consideration.
All of our revenues from contracts with customers are associated with the provision of diagnostic and prognostic testing services. Most of our revenues are attributable to DecisionDx-Melanoma for cutaneous melanoma. We also provide a test for UM, DecisionDx-UM. We launched a test for patients with cutaneous SCC, DecisionDx-SCC in August 2020 and launched a test for use in patients with suspicious pigmented lesions, DecisionDx DiffDx-Melanoma in November 2020. We began offering a test for difficult-to-diagnose melanocytic lesions, myPath Melanoma, following an asset acquisition completed in May 2021 and began offering the TissueCypher® Barrett’s Esophagus Assay for patients with BE following an asset acquisition completed in December 2021. Information on the disaggregation of revenues is included below.
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
In the absence of LCD coverage or contractually established reimbursement rates, we have concluded that our contracts include variable consideration because the amounts paid by Medicare or commercial health insurance carriers may be paid at less than our standard rates or not paid at all, with such differences considered implicit price concessions. Variable consideration attributable to these price concessions is measured at the expected value using the “most likely amount” method under ASC 606. The amounts are determined by historical average collection rates by test type and payor category taking into consideration the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as the judgment and actions of third parties. Such variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. Variable consideration may be constrained and excluded from the transaction price in situations where there is no contractually agreed upon reimbursement coverage or in the absence of a predictable pattern and history of collectability with a payor. Variable consideration for Medicare claims that are not covered by an LCD, including those claims subject to approval by an ALJ at an appeal hearing, is deemed to be fully constrained due to factors outside our influence (i.e., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. Included in revenues for the years ended December 31, 2021 and 2020 were $3,324,000 and $176,000, respectively, of revenue increases associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods. These amounts include (i) adjustments for actual collections versus estimated amounts and (ii) cash collections and the related recognition of revenue in current period for tests delivered in prior periods due to the release of the constraint on variable consideration.
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
Stock-Based Compensation
Stock-based compensation expense for equity instruments issued to employees and non-employees, including stock options, restricted stock units (“RSUs”) and purchase rights issued under our 2019 Employee Stock Purchase Plan (“ESPP”) is measured based on the grant date fair value of the awards. For stock options and purchase rights granted under the ESPP, we estimate the grant date fair value using the Black-Scholes option-pricing valuation model. For RSUs, we use the closing price of our common stock on the date of grant to determine the fair value. We recognize compensation costs on a straight-line basis for all stock-based compensation awards over the requisite service period of the awards, which is generally the awards’ vesting period, typically four years for options and RSUs and the two-year offering period for the ESPP. Forfeitures are accounted for as they occur.
Set forth below is a description of the significant assumptions used in the option pricing model:
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
•Expected volatility. Previously, because of the limited period of time our stock had been traded in an active market, we calculated expected volatility by using the historical stock prices of a group of similar companies looking back over the estimated life of the option or the purchase rights under our ESPP and averaging the volatilities of these companies. In the third quarter of 2021, we adjusted this calculation to include our own stock price on a relative basis to the peer group in the calculation of expected volatility, as our common stock has now been traded in an active market for more than two years.
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
The following table sets forth the assumptions used to determine the fair value of stock options:

	Years Ended December 31,
	2021	2020
Average expected term (years)	6.1	6
Expected stock price volatility	66.50% - 68.83%	59.57%- 67.02%
Risk-free interest rate	0.51% - 1.48%	0.28% - 1.76%
Dividend yield	—%	—%
The following table sets forth assumptions used to determine the fair value of the purchase rights issued under the ESPP:

	Years Ended December 31,
	2021	2020
Average expected term (years)	1.2	1.2
Expected stock price volatility	61.13% - 86.50%	56.80% - 100.49%
Risk-free interest rate	0.06% - 0.20%	0.12% - 0.95%
Dividend yield	—%	—%
Intangible Assets
Our intangible assets, which are comprised primarily of acquired developed technology, are considered to be finite-lived and are amortized on a straight-line basis over their estimated useful lives. Estimating the useful lives of our intangible assets requires considerable judgment. In determining the estimated useful lives, management considers factors such as historical experience, industry and regulatory factors, competition, patent expirations and commercial plans. If new information becomes available in future periods, we may be required to revise our estimated useful lives. If the revised useful lives are shorter than originally estimated, our future amortization expense will increase.
Contingent Consideration
Under the terms of business combinations or asset acquisitions, we may be required to pay additional consideration if specified future events occur or if certain conditions are met. With respect to the additional consideration that may be payable in connection with our acquisition of Cernostics, which was treated as an asset acquisition for accounting purposes, we account for the contingent consideration as liability in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), under the guidance for obligations that must or may be settled by issuance of a variable number of shares. In accordance with ASC 480, we record the contingent consideration initially and subsequently at fair value with changes in fair value recorded in the statements of operations and comprehensive loss each period. This liability is classified as a “Level 3” fair value measurement (as defined in Note 11 to our consolidated financial statements) due to the use of significant unobservable inputs and a Monte Carlo simulation to determine its fair value. The Monte Carlo simulation uses projections of the commercial milestones for the applicable period as well as the corresponding targets and approximate timing of payment based on the terms of the arrangement. The analysis also uses assumptions for expected volatility of the financial metrics and a risk-adjusted discount rate. The assumptions and estimates we use in the Monte Carlo simulation require considerable judgment and may change in future periods as a result of new information.
Recent Accounting Pronouncements
Refer to Note 2, ‘‘Summary of Significant Accounting Policies,’’ in the accompanying notes to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.
JOBS Act Accounting Election
Previously, we were an emerging growth company within the meaning of the JOBS Act. Section 107(b) of the JOBS Act provides that an emerging growth company can leverage the extended transition period, provided in Section 102(b) of the JOBS Act, for complying with new or revised accounting standards. However, because the market value of our common stock held by non-affiliates exceeded $700.0 million as of June 30, 2021, we are no longer an emerging growth company effective December 31, 2021. As a result, we now apply public company adoption dates for new or revised accounting standards. Further, we were required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley regarding our internal control over financial reporting as of December 31, 2021.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
As of December 31, 2021, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.
Under guidelines established by the SEC, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. Accordingly, our assessment of internal controls excluded our acquisition of Cernostics, completed on December 3, 2021. See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information on our acquisition of Cernostics. Operations from this acquisition represented approximately 13% of our total assets and 0% of our total revenue as of and for the year ended December 31, 2021.
Our independent registered public accounting firm, KPMG LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2021, as stated in its report contained in Item 15 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2022 Annual Meeting of Stockholders (“the Proxy Statement”) pursuant to Regulation 14A of the Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the Proxy Statement is incorporated herein by reference.
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is to be included in the Proxy Statement as follows:
•The information relating to our executive officers is to be included in the section entitled “Executive Officers,”
•The information relating to our directors and nominees for director is to be included in the section entitled “Proposal 1: Election of Directors,”
•The information relating to our audit committee and audit committee financial expert is to be included in the section entitled “Information Regarding the Board of Directors and Corporate Governance,” and
•If required, the information regarding compliance with Section 16(a) of the Exchange Act is to be included in the section entitled “Delinquent Section 16(a) Reports.”
Such information will be included in the Proxy Statement and is incorporated herein by reference.
We have adopted a written Code of Business Conduct and Ethics (“Ethics Code”) that applies to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Ethics Code is available on our website at www.CastleBiosciences.com. If we make any substantive amendments to the Ethics Code or grant any waiver from a provision of the Ethics Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website or in a Current Report on Form 8-K.
Item 11. Executive Compensation.
The information required by this item is to be included in our Proxy Statement under the section entitled “Executive Compensation” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item with respect to equity compensation plans is to be included in our Proxy Statement under the section entitled “Equity Compensation Plan Information” and the information required by this item with respect to security ownership of certain beneficial owners and management is to be included in our Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management” and in each case is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is to be included in our Proxy Statement under the sections entitled “Transactions with Related Persons and Indemnifications—Related Person Transactions Policy and Procedures” and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
Our independent registered public accounting firm is KPMG LLP, San Diego, CA, Audit Firm ID: 185.
The information required by this item is to be included in our Proxy Statement under the section entitled “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV
Item 15. Exhibit and Financial Statement Schedules.
(a)(1) Financial Statements.
The consolidated financial statements and supplementary data required by this item are included after the Signature page of this Annual Report on Form 10-K beginning on page F-1.
(a)(2) Financial Statement Schedules.
All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.
(a)(3) Exhibits.
The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description of document
2.1†^
Agreement and Plan of Merger, dated October 18, 2021, by and among the Company, Space Merger Sub, Inc., Cernostics, Inc., and Shareholder Representative Services LLC, incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, as amended, originally filed with the SEC on December 6, 2021.

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

10.6+
Castle Biosciences, Inc. 2019 Equity Incentive Plan, incorporated by reference to Exhibit 99.3 of the Registrant’s Registration Statement on Form S-8 (File No. 333-232884), originally filed with the SEC on July 29, 2019.

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

Exhibit Number	Description of document
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

10.11+*	Non-Employee Director Compensation Policy, as amended effective January 28, 2022.
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

10.15+
Employment Separation Agreement dated December 29, 2021, by and between Castle Biosciences, Inc. and Bernhard E. Spiess, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2022.

10.16+#
Master Services Agreement dated December 29, 2021, by and between Castle Biosciences, Inc. and Bernhard E. Spiess, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2022.

10.17+
Executive Employment Agreement, dated September 15, 2008, as amended, by and between the Registrant and Kristen Oelschlager, incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2021.

10.18+
Executive Employment Agreement, dated October 1, 2008, as amended, by and between the Registrant and Tobin Juvenal, incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2021.

10.19+
Consulting Agreement, dated May 7, 2021, by and among the Registrant and Joseph C. Cook III, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2021.

10.20+
Separation Agreement dated May 29, 2020, by and between the Registrant and Federico A. Monzon, M.D., incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2020.

10.21+
Master Services Agreement dated May 29, 2020, by and between the Registrant and Genomic Path LLC, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2020.

10.22
Standard Office Lease, dated as of October 5, 2015, by and between the Registrant and Merced Restart Phoenix Investors II, LLC, incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 (File No. 333-232369), as amended, originally filed with the SEC on June 26, 2019.

10.23
First Amendment to Lease, dated December 4, 2018, by and between the Registrant and Alturas Siete I, LLC, incorporated by reference to Exhibit 10.15 of the Registrant's Annual Report on Form 10-K, filed with the SEC on March 10, 2020.

10.24
Office Building Lease, dated as of March 11, 2015, by and between the Registrant and RMG Leasing (a/k/a Cedarwood Professional Building), as amended, incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 (File No. 333-232369), as amended, originally filed with the SEC on June 26, 2019.

10.25
Standard Office Lease, dated December 16, 2019, by and between the Registrant and Alturas Siete, II, LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2019.

10.26
Second Amendment to Standard Office Lease, dated December 16, 2019, by and between the Registrant and Alturas Siete I, LLC, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2019.

10.27
First Amendment to Standard Office Lease, dated February 16, 2021, by and between the Registrant and Alturas Siete III, LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2021.

Exhibit Number	Description of document
10.28
Second Amendment to Standard Office Lease, dated November 29, 2021, by and between the Company and Alturas Siete, II, LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 3, 2021.

10.29
Third Amendment to Standard Office Lease, dated November 29, 2021, by and between the Company and Alturas Siete, I, LLC, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 3, 2021.

10.30
Commercial Lease, dated December 17, 2019, by and between the Registrant and Tannos Land Holding III, LLC, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2019.

10.31
First Amendment to Commercial Lease, dated November 13, 2020, by and between the Registrant and Tannos Land Holdings III, LLC, incorporated by reference to Exhibit 10.23 of the Registrant's Annual Report on Form 10-K filed with the SEC on March 11, 2021.

10.32#
Exclusive License Agreement, dated as of November 14, 2009, by and between the Registrant and The Washington University, incorporated by reference to Exhibit 10.17 of the Registrant’s Registration Statement on Form S-1 (File No. 333-232369), as amended, originally filed with the SEC on June 26, 2019.

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).
_____________________________________
*    Filed herewith
**    Furnished herewith.
+    Indicates management contract or compensatory plan.
#    Certain portions of this exhibit (indicated by “[***]”) have been omitted as we have determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to us if publicly disclosed.
†    Schedules and exhibits to the Agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.
^    Pursuant to Item 601(b)(10) of Regulation S-K, certain portions of this exhibit have been omitted (indicated by “[***]”) because the Company has determined that the information is not material and is the type that the Company treats as private or confidential.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASTLE BIOSCIENCES, INC.

Date:	February 28, 2022	By:	/s/ Derek J. Maetzold
Derek J. Maetzold President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Derek J. Maetzold	President, Chief Executive Officer and Director	February 28, 2022
(Derek J. Maetzold)	(Principal Executive Officer)

/s/ Frank Stokes	Chief Financial Officer	February 28, 2022
(Frank Stokes)	(Principal Financial and Accounting Officer)

/s/ Daniel M. Bradbury	Chairman of the Board of Directors	February 28, 2022
(Daniel M. Bradbury)

/s/ Mara G. Aspinall	Member of the Board of Directors	February 28, 2022
(Mara G. Aspinall)

/s/ Kimberlee S. Caple	Member of the Board of Directors	February 28, 2022
(Kimberlee S. Caple)

/s/ G. Bradley Cole	Member of the Board of Directors	February 28, 2022
(G. Bradley Cole)

/s/ Ellen Goldberg	Member of the Board of Directors	February 28, 2022
(Ellen Goldberg)

/s/ Miles D. Harrison	Member of the Board of Directors	February 28, 2022
(Miles D. Harrison)

/s/ Tiffany P. Olson	Member of the Board of Directors	February 28, 2022
(Tiffany P. Olson)

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Castle Biosciences, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Castle Biosciences, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and December 31, 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2022 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Cernostics, Inc. during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, Cernostics, Inc.’s internal control over financial reporting associated with 13% of total assets and 0% of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Cernostics, Inc.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

San Diego, California
February 28, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Castle Biosciences, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Castle Biosciences, Inc. and subsidiaries (the Company) as of December 31, 2021 and December 31, 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and December 31, 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2021 due to the adoption of ASC 842, Leases.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Measurement of Test Revenue
As discussed in Notes 2 and 3 of the consolidated financial statements, test revenue is recognized when the performance obligation is satisfied, upon delivery of the test report. The amount of revenue recognized reflects the amount of consideration to which the Company expects to be entitled and considers the effects of variable consideration. The measurement of test revenue is determined by contractually established rates as well as historical average collection rates by test type and payor category taking into consideration the range of possible outcomes, the predictive value of the Company’s past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of the Company’s influence, such as the judgment and actions of third parties. The Company reported net revenues of $94,085 thousand for the year ended December 31, 2021, a portion of which related to test revenue.

We identified the evaluation of the measurement of test revenue as a critical audit matter. Evaluating the measurement of test revenue, specifically the estimation of the amount of test revenue expected to be collectible related to commercial payors and certain others, required especially complex and subjective auditor judgment.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the estimation of the expected collectible test revenue related to commercial payors and certain others. This included controls related to management’s review of the assumptions and inputs used in the determination of test revenue expected to be collectible from commercial payors and certain others. For a selection of tests, we evaluated certain historical data inputs that are used in management’s model to estimate test revenue expected to be collectible by comparing the data from the model to physician test requisition forms, proof of delivery, and cash collection activity. These data inputs included collection activity, amounts of historical claims, insurance payor categories, test dates, test types, claim aging categories, and revenue recognition dates. In addition, we inquired of the individuals who are responsible for monitoring and tracking the status of anticipated collections to understand the progress of these activities and any impact to management’s estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2018.
San Diego, California
February 28, 2022

CASTLE BIOSCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$329,633	$409,852
Accounts receivable, net	17,282	12,759
Inventory	2,021	2,217
Prepaid expenses and other current assets	4,807	4,766
Total current assets	353,743	429,594
Long-term accounts receivable, net	1,308	1,096
Property and equipment, net	9,501	7,102
Operating lease assets	7,383	—
Intangible assets, net	88,922	—
Other assets – long-term	1,715	1,536
Total assets	$462,572	$439,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,546	$2,098
Accrued compensation	15,483	9,108
Medicare advance payment	—	6,615
Operating lease liabilities	1,179	—
Other accrued and current liabilities	5,678	3,055
Total current liabilities	24,886	20,876
Contingent consideration	18,287	—
Noncurrent operating lease liabilities	6,900	—
Noncurrent portion of Medicare advance payment	—	1,735
Deferred tax liability	635	—
Other liabilities	124	1,026
Total liabilities	50,832	23,637
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of December 31, 2021 and 2020; no shares issued and outstanding as of December 31, 2021 and 2020.	—	—
Common stock, $0.001 par value; 200,000,000 authorized as of December 31, 2021 and 2020, respectively; 25,378,520 and 24,812,487 shares issued and outstanding as of December 31, 2021 and 2020, respectively.	25	25
Additional paid-in capital	505,482	478,162
Accumulated deficit	(93,767)	(62,496)
Total stockholders’ equity	411,740	415,691
Total liabilities and stockholders’ equity	$462,572	$439,328

The accompanying notes are an integral part of these consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Years Ended December 31,
	2021	2020
NET REVENUES	$94,085	$62,649
OPERATING EXPENSES AND OTHER OPERATING INCOME
Cost of sales (exclusive of amortization of acquired intangible assets)	15,822	9,685
Research and development	29,646	13,256
Selling, general and administrative	86,738	48,132
Amortization of acquired intangible assets	1,958	—
Other operating income	—	(1,882)
Total operating expenses, net	134,164	69,191
Operating loss	(40,079)	(6,542)
Interest income	68	373
Interest expense	(1)	(2,634)
Loss on extinguishment of debt	—	(1,397)
Loss before income taxes	(40,012)	(10,200)
Income tax (benefit) expense	(8,720)	84
Net loss and comprehensive loss	$(31,292)	$(10,284)

Loss per share attributable to common stockholders:
Basic	$(1.24)	$(0.54)
Diluted	$(1.24)	$(0.54)

Weighted-average shares outstanding:
Basic	25,137	18,929
Diluted	25,137	18,929

The accompanying notes are an integral part of these consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

BALANCE, JANUARY 1, 2020	—	$—	17,130,907	$17	$137,308	$(52,212)	$85,113
Stock-based compensation expense	—	—	—	—	8,309	—	8,309
Exercise of common stock options	—	—	459,074	1	1,592	—	1,593
Exercise of common stock warrants	—	—	241,052	—	—	—	—
Public offerings of common stock, net of underwriting discounts, commissions and offering costs	—	—	6,900,000	7	329,657	—	329,664
Issuance of common stock under the employee stock purchase plan	—	—	81,454	—	1,296	—	1,296
Net loss	—	—	—	—	—	(10,284)	(10,284)
BALANCE, DECEMBER 31, 2020	—	$—	24,812,487	$25	$478,162	$(62,496)	$415,691
Adoption of ASU No. 2016-02	—	—	—	—	—	21	21
Stock-based compensation expense	—	—	—	—	21,740	—	21,740
Exercise of common stock options	—	—	416,037	—	4,234	—	4,234
Issuance of common stock from vested restricted stock units and payment of employees’ taxes	—	—	39,548	—	(781)	—	(781)
Public offerings of common stock, adjustment to offering costs	—	—	—	—	39	—	39
Issuance of common stock under the employee stock purchase plan	—	—	110,448	—	2,088	—	2,088
Net loss	—	—	—	—	—	(31,292)	(31,292)
BALANCE, DECEMBER 31, 2021	—	$—	25,378,520	$25	$505,482	$(93,767)	$411,740

The accompanying notes are an integral part of these consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(31,292)	$(10,284)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,407	472
Stock-based compensation expense	21,740	8,309
Amortization of debt discounts and issuance costs	—	839
Deferred income taxes	(8,736)	—
Loss on extinguishment of debt	—	1,397
Other	—	(16)
Change in operating assets and liabilities:
Accounts receivable	(4,631)	1,663
Prepaid expenses and other current assets	617	(2,815)
Inventory	327	(980)
Operating lease assets	931	—
Other assets	(180)	(1,401)
Accounts payable	(182)	169
Operating lease liabilities	(852)	—
Accrued compensation	6,208	3,329
Medicare advance payment	(8,350)	8,350
Other accrued liabilities	2,286	561
Other liabilities	(276)	272
Net cash (used in) provided by operating activities	(18,983)	9,865

INVESTING ACTIVITIES
Purchases of property and equipment	(3,483)	(4,751)
Asset acquisitions, net of cash and cash equivalents acquired	(63,184)	—
Proceeds from sale of property and equipment	10	3
Net cash used in investing activities	(66,657)	(4,748)

FINANCING ACTIVITIES
Proceeds from public offerings of common stock, net of underwriting discounts, commissions and offering costs	—	330,041
Payment of common stock offering costs	(336)	—
Repayment of term debt	—	(27,359)
Proceeds from exercise of common stock options	4,234	1,593
Payment of employees’ taxes on vested restricted stock units	(781)	—
Proceeds from contributions to the employee stock purchase plan	2,312	1,615
Repayment of principal portion of finance lease liabilities	(8)	—
Net cash provided by financing activities	5,421	305,890

CASTLE BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Years Ended December 31,
	2021	2020
NET CHANGE IN CASH AND CASH EQUIVALENTS	(80,219)	311,007
Beginning of year	409,852	98,845
End of year	$329,633	$409,852

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
Interest	$1	$1,978
Income taxes	$16	$102

DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued purchases of property and equipment	$33	$58
Property and equipment acquired with tenant improvement allowance	$54	$714
Asset acquisition, receivable for purchase price adjustment	$519	$—
Asset acquisition, liability for contingent consideration	$18,287	$—
Common stock offering costs incurred but not paid	$—	$377
Cashless exercise of common stock warrants	$—	$250

The accompanying notes are an integral part of these consolidated financial statements.

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business
Castle Biosciences, Inc. (the ‘‘Company’’, “we”, “us”, or “our”) was incorporated in the state of Delaware on September 12, 2007. We are a commercial-stage diagnostics company focused on providing physicians and their patients with personalized, clinically actionable information to clinicians and their patients to inform treatment decisions and improve health outcomes. We are based in Friendswood, Texas (a suburb of Houston, Texas) and laboratory operations are conducted at our facilities located in Phoenix, Arizona and in Pittsburgh, Pennsylvania.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
Our consolidated financial statements include the accounts of Castle Biosciences, Inc. and our wholly owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’). All intercompany accounts and transactions have been eliminated in consolidation.
Reclassification
Certain prior year amounts in our consolidated statements of operations and comprehensive loss have been reclassified to conform to the current year presentation. Specifically, we no longer present gross margin on our statements of operations and comprehensive loss and therefore the cost of sales line is now presented within the operating expenses section. This reclassification had no impact on operating loss, loss before income taxes, net loss, comprehensive loss or loss per share.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates include revenue recognition, the valuation of stock-based compensation, assessing future tax exposure and the realization of deferred tax assets, the useful lives and recoverability of long-lived assets, the valuation of acquired intangible assets, the valuation of contingent consideration and other contingent liabilities. We base these estimates on historical and anticipated results, trends, and various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and assumptions. We have considered the potential impact of the COVID-19 pandemic on our estimates and assumptions. The extent to which the COVID-19 pandemic may impact our estimates in future periods is uncertain and subject to change.
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

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Accounts Receivable and Allowance for Credit Losses
We classify accounts receivable balances that are expected to be paid more than one year from the consolidated balance sheet date as non-current assets. The estimated timing of payment utilized as a basis for classification as non-current is determined by analyses of historical payor-specific payment experience, adjusted for known factors that are expected to change the timing of future payments.
We accrue an allowance for credit losses against our accounts receivable based on management’s current estimate of amounts that will not be collected. Management’s estimates are typically based on historical loss information adjusted for current conditions. We generally do not perform evaluations of customers’ financial condition and generally do not require collateral. Historically, our credit losses have not been significant. The allowance for credit losses was zero as of December 31, 2021 and 2020. Adjustments for implicit price concessions attributable to variable consideration, as discussed above, are incorporated into the measurement of the accounts receivable balances and are not part of the allowance for credit losses.
Inventory
We carry inventories of test supplies in our laboratory facilities. The inventories are carried at the lower of weighted average cost and net realizable value and expensed through cost of sales as the supplies are used.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally between five and ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the lease. Our leasehold improvements primarily relate to our office and laboratory facilities in Friendswood, Texas and Phoenix, Arizona, and are generally being amortized through the end of the lease terms in 2025 and 2033, respectively. Maintenance and repairs are charged to expense as incurred, and material improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheet and any resulting gain or loss is reflected in the consolidated statements of operations and comprehensive loss in the period realized.
Intangible Assets
Our intangible assets, which are comprised primarily of acquired developed technology, are considered to be finite-lived and are amortized on a straight-line basis over their estimated useful lives.
Long-Lived Assets
We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the total of estimated future undiscounted cash flows, expected to result from the use of the asset and its eventual disposition, are less than the carrying amount. Impairment, if

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

any, would be calculated based on the excess of the carrying amount of the long-lived asset over the long-lived asset’s fair value. There were no impairment charges recognized for the years ended December 31, 2021 and 2020.
Acquisitions
We assess acquisitions under ASC 805, Business Combinations, to determine whether a transaction represents the acquisition of assets or a business combination. Under this guidance, we apply a two-step model. The first step involves a screening test where we evaluate whether substantially all of the fair value of the gross assets acquired is concentrated in a single asset or a group of similar assets. If the screening test is met, we account for the set as an asset acquisition. If the screening test is not met, we apply the second step of the model to determine if the set meets the definition of a business based on the guidance in ASC 805. If so, the transaction is treated as a business combination. Otherwise, it is treated as an asset acquisition. Asset acquisitions are accounted for by allocating the cost of the acquisition, including transaction costs, to the individual assets acquired and liabilities assumed on a relative fair value basis without recognition of goodwill. Business combinations are accounted for using the acquisition method. Under the acquisition method, goodwill is measured as a residual amount equal to the fair value of the consideration transferred less the net recognized fair value of the identifiable assets acquired and the liabilities assumed, as of the acquisition date, and transaction costs are expensed as incurred.
Contingent Consideration
Under the terms of business combinations or asset acquisitions, we may be required to pay additional consideration if specified future events occur or if certain conditions are met. With respect to the additional consideration that may be payable in connection with the Cernostics, Inc. (“Cernostics”) asset acquisition, we account for the contingent consideration as liability in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), under the guidance for obligations that must or may be settled by issuance of a variable number of shares. In accordance with ASC 480, we record the contingent consideration initially and subsequently at fair value with changes in fair value recorded in the statements of operations and comprehensive loss each period. For additional information on the contingent consideration, see Notes 5 and 11.
Other Operating Income
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
Leases
Effective January 1, 2021, we account for leases in accordance with ASC 842, Leases. We categorize leases at their commencement as either operating or finance leases based on the criteria in ASC 842. Under ASC 842, we record right-of-use (“ROU”) assets and lease liabilities for each lease arrangement identified, except that we have elected the short-term lease exemption for all leases with a term of 12 months or less. Lease liabilities are recorded at the present value of future lease payments discounted using our incremental borrowing rate for the lease established at the commencement date and ROU assets are measured at the amount of the lease liability plus any initial direct costs, less any lease incentives received before commencement. For our operating leases, we recognize a single lease cost over the lease term on a straight-line basis. We have elected the practical expedient of not separating nonlease components from lease components in all leases. Periods prior to January 1, 2021 have not been restated for the adoption of ASC 842 and continue to reflect the accounting treatment of leases in accordance with the prior lease accounting guidance, ASC 840, Leases. Under ASC 840, landlord/tenant incentives, rent holidays and escalations in the base price of rent payments under operating leases were recognized on a straight-line basis over the lease term. Deferred rent balances were classified as current or non-current in the consolidated balance sheets based upon the period when reversal of the liability was expected to occur. See Note 9 for details on our leases.

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cost of Sales (exclusive of amortization of acquired intangible assets)
Cost of sales is expensed as incurred and includes material and service costs associated with testing samples, personnel costs (including salaries, bonuses, benefits and stock-based compensation expense), electronic medical records, order and delivery systems, shipping charges to transport samples, third-party test fees, and allocated overhead including rent, information technology costs, equipment and facilities depreciation and utilities.
Research and Development
Research and development costs are charged to operations as incurred. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. Upfront and milestone payments due to third parties that perform research and development services on behalf of us will be expensed as services are rendered or when the milestone is achieved.
Research and development costs include, but are not limited to, payroll and personnel-related expenses, stock-based compensation expense, materials, laboratory supplies, and consulting costs.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses are attributable to sales, marketing, executive, finance and accounting, legal and human resources functions. These expenses consist of personnel costs (including salaries, employee benefit costs, bonuses and stock-based compensation expenses), customer services expenses, direct marketing expenses, educational and promotional expenses, market research, audit and legal expenses, and consulting. We expense all SG&A costs as incurred.
Accrued Compensation
We accrue for liabilities under discretionary employee and executive bonus plans. These estimated compensation liabilities are based on progress against corporate objectives approved by our board of directors, compensation levels of eligible individuals, and target bonus percentage levels. The board of directors reviews and evaluates the performance against these objectives and ultimately determines what discretionary payments are made. We also accrue for liabilities under employee sales incentive bonus plans with accruals based on performance achieved to date compared to established targets. As of December 31, 2021 and 2020, we accrued approximately $12,071,000 and $7,175,000, respectively, for liabilities associated with these bonus plans. These amounts are classified as current or noncurrent accrued liabilities in the balance sheets based on the expected timing of payment.
Retirement Plan
We have an Internal Revenue Code (“IRC”) Section 401(k) profit sharing plan (the “Plan”) for eligible employees. The Plan is funded by employee contributions and provides for discretionary contributions in the form of matching and/or profit-sharing contributions. For the years ended December 31, 2021 and 2020, we provided a discretionary matching contribution of $2,036,000 and $789,000, respectively. The higher amount for the year ended December 31, 2021 reflects both an increase in the number of employees and a higher matching contribution rate compared to the year ended December 31, 2020.
Income Taxes
We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the statutory enactment date. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. A liability for unrecognized tax benefits is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.
Our policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of tax expense. No material amounts of tax-related interest or penalties were recorded during the years ended December 31, 2021 and 2020.

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation
Stock-based compensation expense for equity instruments issued to employees is measured based on the grant-date fair value of the awards. The fair value of employee stock options and offerings under the 2019 Employee Stock Purchase Plan (the “ESPP”) are estimated on the date of grant using the Black-Scholes option-pricing valuation model. For restricted stock units (“RSUs”), the fair value is equal to the closing price of our common stock on the date of grant. We recognize compensation costs on a straight-line basis for all employee stock-based compensation awards over the requisite service period of the awards. For options and RSUs, the requisite service period is generally the awards’ vesting period (typically four years). For the ESPP, the requisite service period is generally the period of time from the offering date to the purchase date. Forfeitures are accounted for as they occur.
Comprehensive Loss
Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. Our comprehensive loss was the same as our reported net loss for all periods presented.
CARES Act Payroll Tax Deferral
The CARES Act permits employers to defer the payment of the employer share of social security taxes due for the period beginning March 27, 2020 and ending December 31, 2020. Of the amounts deferred, 50% were required to be paid by December 31, 2021 and the remaining 50% are required to be paid by December 31, 2022. We began deferring payment of the employer share of social security taxes in May 2020. Of the $551,000 originally deferred, 50% was repaid during the year ended December 31, 2021. As of December 31, 2021, the remaining $276,000 of such taxes was classified as a current liability on the consolidated balance sheet.
Recently Adopted Accounting Pronouncements
We were previously an emerging growth company (“EGC”) within the meaning of the Jumpstart Our Business Startups Act, as amended, (the “JOBS Act”) and elected to delay the adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements were made applicable to private companies, as permitted under the JOBS Act. Because the market value of our common stock held by non-affiliates exceeded $700.0 million as of June 30, 2021, we ceased to be an EGC effective December 31, 2021. Accordingly, we are no longer permitted to delay the adoption of new or revised accounting pronouncements and as such we adopted the pronouncements discussed below in the fourth quarter of 2021 effective as of the dates noted.
In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes ASC 840, Leases. ASU 2016-02 establishes ASC 842, Leases, and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method for finance leases or on a straight-line basis over the term of the lease for operating leases. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of classification. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases. We adopted ASU 2016-02 and ASC 842 using the modified retrospective approach with an effective date of January 1, 2021. Periods prior to January 1, 2021 have not been restated for the adoption of ASC 842 and continue to reflect the accounting treatment of leases in accordance with ASC 840. In connection with the adoption, we elected the package of practical expedients to not reassess prior conclusions about lease identification, lease classification and capitalized indirect costs. We did not elect the use of hindsight practical expedient. Upon adoption, effective January 1, 2021 we recognized operating lease right-of-use assets of $5,405,000, operating lease liabilities of $6,076,000, reductions to noncurrent liabilities of $751,000, reductions to current assets of $59,000 and a credit to accumulated deficit of $21,000. See Note 9 for disclosures about our leases.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement of expected credit losses for financial instruments carried at amortized cost, such as accounts receivable, held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. We adopted the standard effective January 1, 2021 using the modified retrospective approach. The adoption of this standard had no impact on our consolidated financial statements.

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions to the general principles in Topic 740 and simplifies other areas of the existing guidance. The adoption of ASU 2019-12 effective January 1, 2021 had no impact on our consolidated financial statements.
3. Revenue
All of our revenues from contracts with customers are associated with the provision of diagnostic and prognostic testing services. Most of our revenues are attributable to DecisionDx®-Melanoma for cutaneous melanoma. We also provide a test for uveal melanoma, DecisionDx®-UM. We launched a test for patients with cutaneous squamous cell carcinoma, DecisionDx®-SCC in August 2020 and launched a test for use in patients with suspicious pigmented lesions, DecisionDx® DiffDx™-Melanoma in November 2020. We began offering a test for difficult-to-diagnose melanocytic lesions, myPath Melanoma, following an asset acquisition completed in May 2021 and began offering the TissueCypher® Barrett’s Esophagus Assay for patients with BE following an asset acquisition completed in December 2021. Information on the disaggregation of revenues is included below.
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
In the absence of LCD coverage or contractually established reimbursements rates, we have concluded that our contracts include variable consideration because the amounts paid by Medicare or commercial health insurance carriers may be paid at less than our standard rates or not paid at all, with such differences considered implicit price concessions. Variable consideration attributable to these price concessions is measured at the expected value using the ‘‘most likely amount’’ method under ASC 606. The amounts are determined by historical average collection rates by test type and payor category taking into consideration the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as the judgment and actions of third parties. Such variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. Variable consideration may be constrained and excluded from the transaction price in situations where there is no contractually agreed upon reimbursement coverage or in the absence of a predictable pattern and history of collectability with a payor. Accordingly, in such situations revenues are recognized on the basis of actual cash collections. Variable consideration for Medicare claims that are not covered by an LCD, including those claims subject to approval by an ALJ at an appeal hearing, is deemed to be fully constrained due to factors outside our influence (i.e., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. Included in revenues for the years ended December 31, 2021 and 2020 were $3,324,000 and $176,000, respectively, of revenue increases associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods. These amounts include (i) adjustments for actual collections versus estimated amounts and (ii) cash collections and the related recognition of revenue in current period for tests delivered in prior periods due to the release of the constraint on variable consideration.

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Because our contracts with customers have an expected duration of one year or less, we have elected the practical expedient in ASC 606 to not disclose information about our remaining performance obligations. Any incremental costs to obtain contracts are recorded as selling, general and administrative expense as incurred due to the short duration of our contracts. Contract balances consisted of accounts receivable (both current and noncurrent) as of December 31, 2021 and 2020 and the Medicare advance payment (discussed further below) as of December 31, 2020.
Medicare Advance Payment
On April 16, 2020, we received an advance payment of $8.3 million (the “Advance Payment”) from the Centers for Medicare & Medicaid Services (“CMS”) under its Accelerated and Advance Payment Program, which was expanded to provide increased cash flow to service providers during the COVID-19 pandemic. CMS began recoupment of the Advance Payment in April 2021 by applying 25% of the Medicare payments otherwise owed to us against the balance of the Advance Payment. Recoupment of the full amount of the Advance Payment was complete by December 31, 2021.
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
Disaggregation of revenues
The table below provides the disaggregation of revenue by type (in thousands):

	Years Ended December 31,
	2021	2020
Dermatologic	$85,753	$57,646
Other	8,332	5,003
Total net revenues	$94,085	$62,649
Payor Concentration
We rely upon reimbursements from third-party government payors (primarily Medicare) and private-payor insurance companies to collect accounts receivable related to sales of our diagnostic tests.
Our significant third-party payors and their related revenues as a percentage of total revenues and accounts receivable balances are as follows:

	Percentage of Revenues		Percentage of Accounts Receivable (current)		Percentage of Accounts Receivable (non-current)
	Year Ended December 31,		As of December 31,		As of December 31,
	2021	2020	2021	2020	2021	2020
Medicare	57%	58%	24%	15%	—%	—%
Medicare Advantage plans	28%	29%	40%	40%	—%	25%
BlueCross BlueShield plans	7%	6%	22%	26%	58%	44%

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in our calculation of diluted loss per share for the years ended December 31, 2021 and 2020 because to do so would be antidilutive (in thousands):

	Years Ended December 31,
	2021	2020
Stock options and restricted stock units	3,459	2,789
Common stock warrants	—	35
Employee stock purchase plan	62	100
Total	3,521	2,924
In addition, in connection with the acquisition of Cernostics, we may issue shares of our common stock to satisfy the contingent consideration obligation, pending the outcome of certain commercial milestones, as discussed in Note 5.
5. Asset Acquisitions
Myriad myPath, LLC
On May 28, 2021, we completed the acquisition of all of the equity of Myriad myPath, LLC, a laboratory in Salt Lake City where the myPath Melanoma test for difficult-to-diagnose melanocytic lesions was developed and offered, for a cash purchase price of $32,500,000. Following the completion of the acquisition, we became the sole provider of the myPath Melanoma test. Based on the guidance in ASC 805, we concluded that substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset and therefore the transaction represents an asset acquisition. We incurred $684,000 of direct transaction costs that were included in the cost of the acquisition. The allocation of the acquisition to individual assets resulted in an intangible asset representing developed technology of $33,054,000 and inventory of $130,000. The intangible asset has an estimated useful life of 12 years and is being amortized on a straight-line basis.
Cernostics, Inc.
On December 3, 2021, we completed the acquisition of Cernostics, Inc., which offers the TissueCypher® Barrett’s Esophagus Assay for patients with BE. We acquired Cernostics for an upfront cash purchase price of $30,732,000, including $653,000 of direct transaction costs. A portion of the upfront cash consideration is being held in escrow for a specified period following closing to secure post-closing adjustments and indemnification claims, if any. Our consolidated balance sheet at December 31, 2021 reflects a receivable of $519,000 for the post-closing purchase price adjustment, representing the difference between actual and estimated cash and working capital at closing, among other things. We have also agreed to pay up to an additional $50.0 million in cash or shares of our common stock, at our sole discretion, based on the achievement of certain commercial milestones relating to the year ending December 31, 2022 (“Earnout Payments”). The portion of any Earnout Payments that may be settled in shares of our common stock is subject to certain limitations and the aggregate number of shares that may be issued for the Earnout Payments may not exceed 5,034,653 shares. Any Earnout Payments in shares of our common stock will be based on the volume weighted-average price of our common stock for the 15 trading days ending December 30, 2022. The Earnout Payments represent contingent consideration. ASC 480, Distinguishing Liabilities from Equity, provides guidance on accounting for certain obligations that must or may be settled by issuance of a variable number of shares. In accordance with that guidance, we recognized a liability of $18,287,000, which represents the fair value of the obligation as of the acquisition date. See Note 11 for additional information on the measurement of the contingent consideration. Based on the guidance in ASC 805, we concluded that substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset and therefore the transaction represents an asset acquisition.

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The cost of the acquisition, which is comprised of the cash consideration, transaction costs and contingent consideration, was allocated to the assets acquired and the liabilities assumed as follows (in thousands):

December 3, 2021
Cash and cash equivalents	$1,251
Accounts receivable	104
Prepaid expenses and other current assets	198
Property and equipment	455
Intangible assets	57,827
Accounts payable	(655)
Accrued compensation	(167)
Other accrued and current liabilities	(386)
Finance lease liabilities	(237)
Deferred tax liabilities	(9,371)
Total cost allocated	$49,019
The intangible assets were comprised of developed technology of $57,264,000 with an estimated useful life of 15 years and a developed workforce of $563,000, with an estimated useful life of five years, and each is being amortized on a straight-line basis.
6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2021	2020
Leasehold improvements	$5,044	$1,388
Lab equipment(1)	3,727	2,037
Computer equipment	2,457	1,305
Furniture and fixtures	1,288	436
Construction-in-progress	27	3,590
Total	12,543	8,756
Less accumulated depreciation(1)	(3,042)	(1,654)
Property and equipment, net	$9,501	$7,102

(1)    Includes lab equipment under a finance lease of $237 thousand and accumulated depreciation of $8 thousand.
Depreciation expense was recorded in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Years Ended December 31,
	2021	2020
Cost of sales (exclusive of amortization of acquired intangible assets)	$478	$341
Research and development	248	31
Selling, general and administrative	722	100
Total	$1,448	$472

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Intangible Assets, Net
Our intangible assets, net consist of the following (in thousands):

	December 31, 2021
	Gross carrying value	Accumulated amortization	Net	Weighted-Average Remaining Life (in years)
Developed technology	$90,317	$(1,949)	$88,368	13.2
Assembled workforce	563	(9)	554	4.9
Total intangible assets, net	$90,880	$(1,958)	$88,922

There were no intangible assets as of December 31, 2020.

The estimated future aggregate amortization expense as of December 31, 2021 is as follows (in thousands):

Years Ending December 31,
2022	$6,681
2023	6,681
2024	6,700
2025	6,681
2026	6,672
Thereafter	55,507
Total	$88,922
Amortization expense of intangible assets was $2.0 million for the year ended December 31, 2021. No amortization expense was recorded for the year ended December 31, 2020.
8. Other Accrued and Current Liabilities
Other accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2021	2020
Accrued service fees	$1,905	$1,543
Clinical studies	1,655	348
Employee stock purchase plan contributions	760	536
Payroll tax liabilities	695	276
Accrued payor refunds	386	—
Other	277	352
Total	$5,678	$3,055
9. Leases
Operating Leases
We lease office space in Friendswood, Texas (the “Friendswood Lease”) for use as our corporate headquarters. The Friendswood Lease commenced in late 2020 under a 60-month term and a renewal option for one additional five-year term.
We lease two facilities in Phoenix, Arizona for laboratory and office space. For both leases, the current term extends until April 2033 with options to renew for two additional five-year terms.

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have not included the optional renewal periods in the measurement of the lease obligations because it is not reasonably certain that we will exercise these renewal options.
Our other operating leases primarily consist of office equipment.
Finance Lease
In connection with the December 2021 acquisition of Cernostics, we assumed a finance lease for laboratory equipment.
Discount Rates
We discount our lease obligations using our incremental borrowing rate at the commencement date. The incremental borrowing rate is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. We primarily consider industry data, our credit rating and the lease term to determine our incremental borrowing rate.
Lease Balances and Costs
Lease balances reflected in the consolidated balance sheet were as follows (in thousands):

Lease Balance	Classification	December 31, 2021
Lease Assets
Operating	Operating lease assets	$7,383
Finance	Property and equipment, net	$229

Lease Liabilities
Current
Operating	Operating lease liabilities	$1,179
Finance	Other accrued and current liabilities	$105
Noncurrent
Operating	Noncurrent operating lease liabilities	$6,900
Finance	Other liabilities	$124
Costs associated with our leases were included in the consolidated statement of operations and comprehensive loss as follows (in thousands):

Lease Cost	Year Ended December 31, 2021
Operating lease cost(1)	$1,450
Finance lease cost
Amortization of lease assets	8
Interest on finance lease liabilities	1
Short-term lease cost	29
Total lease cost	$1,488

(1)    Includes variable lease cost of $187 thousand for the year ended December 31, 2021.

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Information
Supplemental cash flow information on leases is as follows (in thousands):

Year Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,145
Operating cash flows from interest paid on finance leases	$1
Financing cash flows from finance leases	$8
During the year ended December 31, 2021, we recorded $2.9 million in lease liabilities arising from obtaining ROU assets.
Information regarding the weighted-average lease term and weighted-average discount rate is presented below:

December 31, 2021
Weighted-average remaining lease term (years)
Operating leases	9.1
Finance leases	2.3

Weighted-average discount rate
Operating leases	4.9%
Finance leases	5.0%
The following is a maturity analysis of our operating lease and finance lease liabilities as of December 31, 2021 (in thousands):

	Operating leases	Finance leases
Years Ending December 31,
2022	$1,258	$108
2023	1,287	108
2024	1,302	26
2025	1,218	—
2026	689	—
Thereafter	4,609	—
Total lease payments	10,363	242
Less: Interest component	(2,284)	(13)
Present value of lease payments	$8,079	$229
As of December 31, 2021, we have no material leases that have not yet commenced.

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Disclosures Under ASC 840
Future non-cancellable commitments under all operating leases were as follows as of December 31, 2020 (in thousands):

Years Ending December 31,
2021	$1,164
2022	1,148
2023	1,142
2024	1,154
2025	1,119
Thereafter	1,037
$6,764
Rent expense was $548,000 for the year ended December 31, 2020.
10. Long-Term Debt
We had a Loan and Security Agreement with Oxford Finance LLC (“Oxford”) as collateral agent, and Oxford and Silicon Valley Bank as equal syndicated lenders (the “2018 LSA”). The 2018 LSA consisted of a $25.0 million secured term loan credit facility (the “Term Loan”). The Term Loan bore interest at a floating rate equal to the greater of (1) 8.55% and (2) the 30-day U.S. LIBOR rate as reported in The Wall Street Journal on the last business day of the month that preceded the month in which the interest was to accrue, plus 6.48%. We were permitted to make interest-only payments on the Term Loan through May 31, 2020. As required, we began to repay the principal in 30 equal monthly installments of $833,333 each beginning on June 1, 2020. All unpaid principal and accrued and unpaid interest were to be due at maturity on November 1, 2022. However, on December 21, 2020, we terminated the 2018 LSA and repaid in full all amounts due, which totaled $21.6 million as of such date, including the outstanding principal balance, the final payment amount, early termination and prepayment fees and accrued interest. The termination of the 2018 LSA resulted in the recognition of an extinguishment loss of $1.4 million, which was reflected in our statement of operations and comprehensive loss for the year ended December 31, 2020.
11. Fair Value Measurements
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
Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring us to develop our own assumptions.
Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The use of different assumptions and/or estimation methodologies may have a material effect on estimated fair values. Accordingly, the fair value estimates disclosed, or amounts recorded may not be indicative of the amount that us or holders of the instruments could realize in a current market exchange.

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below provides information (in thousands), by level within the fair value hierarchy, of our financial assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2021 and 2020 (in thousands):

	As of December 31, 2021
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds(1)	$327,721	$—	$—	$327,721
Liabilities:
Contingent consideration	$—	$—	$18,287	$18,287

	As of December 31, 2020
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds(1)	$409,480	$—	$—	$409,480

(1) Classified as “Cash and cash equivalents” in the consolidated balance sheets.
Contingent Consideration
In connection with our acquisition of Cernostics, we have recorded a contingent consideration liability for the Earnout Payments. This liability is classified as a Level 3 fair value measurement due to the use of significant unobservable inputs and a Monte Carlo simulation to determine its fair value. The Monte Carlo simulation uses projections of the commercial milestones for the applicable period as well as the corresponding targets and approximate timing of payment based on the terms of the arrangement. The analysis also uses assumptions for expected volatility of the financial metrics and a risk-adjusted discount rate, which were 20.0% and 16.1%, respectively, at initial measurement on December 3, 2021. The contingent consideration liability is remeasured at fair value at each reporting period taking into account any updated assumptions or changes in circumstances. Any change in the fair value is recorded as a gain or loss in our consolidated statement of operations and comprehensive loss. There was no change in fair value from the initial recognition on December 3, 2021 through December 31, 2021.
The following table discloses the summary of changes in the contingent consideration liability measured at fair value using Level 3 inputs during the year ended December 31, 2021 (in thousands):

Year Ended
December 31, 2021
Balance at beginning of period	$—
Acquisition of Cernostics	18,287
Change in fair value	—
Balance at end of period	$18,287
12. Commitments and Contingencies
From time to time, we may be involved in legal proceedings arising in the ordinary course of business. We believe there is no threatened litigation or litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stockholders’ Equity
Capital Stock
The Company’s Amended and Restated Certificate of Incorporation, dated July 29, 2019, authorizes the Company to issue up to 200,000,000 shares of common stock with a par value of $0.001 per share. The Company is also authorized to issue up to 10,000,000 shares of preferred stock with a par value of $0.001 per share. No dividends were declared or paid during the years ended December 31, 2021 or 2020.
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
Common Stock Warrants
The Company issued an aggregate of 209,238 shares and 31,814 shares of common stock December 11, 2020 and December 29, 2020, respectively, pursuant to net exercises by the holders of common stock warrants outstanding. In accordance with the net exercise provisions of the warrants, shares of common stock were withheld to satisfy the cost of these exercises.
There were no common stock warrants outstanding as of December 31, 2021 or 2020.
The common stock warrants were classified as stockholders’ equity and no adjustments were recorded for changes in fair value.
14. Stock Incentive Plans and Stock-Based Compensation
Stock Incentive Plans
Our stock incentive plans provide for the granting of options to purchase common stock and other equity-based awards to our employees, directors and consultants. On September 6, 2008, we adopted the 2008 Stock Plan (the “2008 Plan”), on August 15, 2018, we adopted the 2018 Stock Plan (the “2018 Plan”) and on July 24, 2019, we adopted the 2019 Equity Incentive Plan (the “2019 Plan”). Following the adoption of the 2018 Plan, no additional stock awards were granted under the 2008 Plan and following the adoption of the 2019 Plan, no additional stock awards were granted under the 2018 Plan.
Options under the plans may be granted as incentive stock options (“ISOs”) or non-statutory stock options (“NSOs”). ISOs may only be granted our employees (including directors who are also considered employees). NSOs may be granted our employees, directors and consultants. Options may be granted for terms up to ten years from the date of grant, as determined by the Board of Directors; provided, however, that with respect to an ISO granted to a person who owns stock representing more than 10% of the voting power of all classes of stock of ours, the terms shall be for no more than five years from the date of grant. The exercise price of options granted must be no less than 100% of the fair market value of the shares on the date of grant, provided, however, that with respect to an ISO granted to an employee who at the time of grant of such options owns stock representing more than 10% of the voting power of all classes of stock of ours, the exercise price shall not be less than 110% of the fair market value of the shares on the date of grant. Options generally vest over four years (generally 25% after one year and monthly thereafter), subject to the option holder’s continued service with us. We issue new shares to satisfy option exercises.
As of December 31, 2021, 46,741 shares remained available for grant under the 2019 Plan. On January 1, 2022, an additional 1,268,926 shares became available under the 2019 Plan pursuant to an automatic annual increase.

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options
Stock option activity under our stock plans for the years ended December 31, 2021 and 2020 is set forth below:

		Weighted-Average
	Stock Options Outstanding	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 1, 2020	2,637,966	$13.30
Granted	1,286,065	$49.63
Exercised	(460,207)	$3.53
Forfeited/Cancelled	(94,322)	$27.51
Balance as of December 31, 2020	3,369,502	$28.11
Granted	841,336	$48.97
Exercised	(414,890)	$10.13
Forfeited/Cancelled	(209,260)	$33.97
Balance as of December 31, 2021	3,586,688	$34.75	8.3	$45,970
Exercisable at December 31, 2021(1)	1,332,487	$23.31	7.5	$28,845

(1)Vested and exercisable options. Additionally, outstanding unvested options to purchase an aggregate of 10,255 shares of common stock with a weighted-average exercise price of $2.39 per share may be exercised prior to vesting as of December 31, 2021 under early-exercise provisions. In the event of such exercise, the shares obtained upon exercise would be restricted and subject to forfeiture prior to vesting. No such early exercises have occurred as of December 31, 2021.
Restricted Stock Units
RSUs represent the right to receive shares of our common stock at a specified future date, subject to vesting. Our RSUs generally vest annually from the grant date in four equal installments subject to the holder’s continued service with us. We issue new shares to satisfy RSUs upon vesting.
The following table summarizes our RSU activity for the years ended December 31, 2021 and December 31, 2020:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Balance as of January 1, 2020	—	$—
Granted	161,477	$59.16
Vested	—	$—
Forfeited/Cancelled	—	$—
Balance as of December 31, 2020	161,477	$59.16
Granted	958,361	$43.05
Vested (1)	(56,002)	$61.07
Forfeited/Cancelled	(13,662)	$62.80
Balance as of December 31, 2021	1,050,174	$44.31

(1)The aggregate number of shares withheld upon vesting for employee tax obligations was 16,440 for the year ended December 31, 2021.
RSU Awards to Related Parties
On October 1, 2021, the Audit Committee of our Board of Directors approved, at the recommendation of our Compensation Committee, a one-time award of RSUs to three employees who are the children of our Chief Executive Officer (“CEO”) which we have determined to be outside the ordinary course of business. Under the Internal Revenue Code (“IRC”), those owning more than a specified percentage of a company’s stock are not eligible to receive certain preferential tax benefits that are afforded to qualifying stock compensation arrangements. In determining eligibility under the Code, when calculating the number of shares of common stock owned, an individual must attribute all shares owned by specified family members. Because

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the stock ownership of our CEO and this attribution requirement, the three children have not been eligible to participate in the ESPP and, at times, have not qualified to receive stock option grants on terms as favorable as those received by other similar employees. Our Compensation Committee recommended, and our Audit Committee approved, a one-time grant of restricted stock units designed to compensate the three children for these differences. The aggregate number of shares underlying the restricted stock units granted to the three children was 17,275 which are included in the table above. The awards had an aggregate grant date fair value of $1,129,000, vested immediately upon grant and was recognized as stock-based compensation expense, included in selling, general and administrative expenses, during the year ended December 31, 2021.
Employee Stock Purchase Plan
The ESPP became effective July 24, 2019. Offerings under the ESPP are generally 24 months in length with four six-month purchase periods unless terminated earlier, as described below. Eligible employees who enroll in an offering are able to purchase shares of our common stock at a discount through payroll deductions, subject to certain limitations. The purchase price of the shares of common stock is the lesser of (i) 85% of the fair market value of such shares on the offering date and (ii) 85% of the fair market value of such shares on the purchase date. A new offering begins approximately every six months. Offerings are concurrent, but in the event the fair market value of a share of common stock on the first day of any purchase period during an offering (the “New Offering”) is less than or equal to the fair market value of a share of common stock on the offering date for an ongoing offering (the “Ongoing Offering”), then the Ongoing Offering terminates immediately following the purchase of shares on the purchase date immediately preceding the New Offering and the participants in the terminated Ongoing Offering are automatically enrolled in the New Offering. In such case, we account for this event as a modification of the Ongoing Offering. Notwithstanding the above, our Board of Directors (or an authorized committee thereof) may modify the terms of or suspend any future offerings prior to their commencement.
As of December 31, 2021, 639,466 shares remained available for issuance under the ESPP. The ESPP provides for certain automatic increases in the number of shares of common stock reserved for issuance, which resulted in an additional 253,785 shares becoming available under the ESPP effective January 1, 2022. We issue new shares to satisfy ESPP purchases.
Determining Fair Value - Summary of Assumptions
We use the Black-Scholes option pricing model to estimate the fair value of stock options and purchase rights granted under the ESPP at the date of grant, start of the offering or other relevant measurement date. Set forth below is a description of the significant assumptions used in the option pricing model:
•Expected term. The expected term is the period of time that granted options are expected to be outstanding. For stock options, we have set the expected term using the simplified method based on the weighted average of both the period to vesting and the period to maturity for each option, as we have concluded that its stock option exercise history does not provide a reasonable basis upon which to estimate the expected term. For the ESPP, the expected term is the period of time from the offering date to the purchase date.
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
•Dividend yield. We have not paid, and does not have plans to pay, cash dividends. Therefore, we use an expected dividend yield of zero in the Black-Scholes option valuation model.
The fair value of our common stock is also an assumption used to determine the fair value of stock options. Prior to our initial public offering of common stock on July 29, 2019 (the “IPO”), our common stock was not publicly traded, therefore we estimated the fair value of our common stock. Following the IPO, the fair value of our common stock is the closing selling price per share of its common stock as reported on the Nasdaq Global Market on the date of grant or other relevant determination date.

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We use the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or any other measurement date. The following table sets forth the assumptions used to determine the fair value of stock options:

	Years Ended December 31,
	2021	2020
Average expected term (years)	6.1	6
Expected stock price volatility	66.50% - 68.83%	59.57% - 67.02%
Risk-free interest rate	0.51% - 1.48%	0.28% - 1.76%
Dividend yield	—%	—%

The following table sets forth assumptions used to determine the fair value of the purchase rights issued under the ESPP:

	Years Ended December 31,
	2021	2020
Average expected term (years)	1.2	1.2
Expected stock price volatility	61.13% - 86.50%	56.80% - 100.49%
Risk-free interest rate	0.06% - 0.20%	0.12% - 0.95%
Dividend yield	—%	—%
We use the closing price of our common stock on the date of grant to determine the fair value of RSUs.
Stock-Based Compensation Expense
Stock-based compensation expense is included in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Years Ended December 31,
	2021	2020
Cost of sales (exclusive of amortization of acquired intangible assets)	$2,058	$1,049
Research and development	4,522	1,492
Selling, general and administrative	15,160	5,768
Total stock-based compensation expense	$21,740	$8,309
For the years ended December 31, 2021 and 2020, the weighted-average grant date fair value of stock options was $29.89 and $28.95 per option, respectively, and the weighted-average grant date fair value of the purchase rights granted under the ESPP was $27.60 and $17.43 per share, respectively. As of December 31, 2021, the total unrecognized stock-based compensation cost related to outstanding awards was $99,251,000, which is expected to be recognized on a straight-line basis over a weighted-average period of 3.3 years. The total unrecognized compensation cost will be adjusted for forfeitures in future periods as they occur. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2021 and 2020 was $27,191,000 and $18,377,000, respectively. The aggregate intrinsic value of shares issued under the ESPP was $6,341,000 and $1,797,000 during the years ended December 31, 2021 and 2020, respectively. The aggregate fair value of restricted stock units that vested during the year ended December 31, 2021 was $2,698,000. No tax benefits related to stock-based compensation were recorded in the consolidated statements of operations and comprehensive loss during the years ended December 31, 2021 and 2020 due to the valuation allowance on net deferred tax assets.

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Income Taxes
The components of income tax expense (benefit) are as follows (in thousands):

	Years Ended December 31,
	2021	2020
Current tax expense
U.S. Federal	$—	$—
State and local	16	84
Total current	16	84
Deferred tax (benefit) expense
U.S. Federal	(8,726)	—
State and local	(10)	—
Total deferred	(8,736)	—
Total income tax (benefit) expense	$(8,720)	$84
The differences between income taxes expected at the U.S. federal statutory rate (21%) and the reported income tax expense (benefit) are summarized as follows (in thousands):

	Years Ended December 31,
	2021	2020
Pre-tax loss	$(40,012)	$(10,200)

U.S. federal taxes at statutory rate	(8,402)	(2,142)
State income taxes	(1,764)	(311)
Non-deductible meals	—	235
Research and development (“R&D”) tax credit	(1,658)	(703)
Change in valuation allowance	2,570	2,784
Stock-based compensation	(880)	(781)
Non-deductible officers’ compensation	1,571	963
Other	(157)	39
Total income tax (benefit) expense	$(8,720)	$84

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss (“NOL”) carryforwards	$24,316	$13,720
Accrued liabilities	4,168	2,730
Lease liabilities	2,114	—
Intangible assets	—	46
Stock-based compensation	2,202	761
R&D tax credit	3,670	1,777
Other	240	—
Total deferred tax assets	36,710	19,034
Less valuation allowance	(17,774)	(15,204)
Deferred tax assets, net	$18,936	$3,830
Deferred tax liabilities:
Prepaid expenses	$(330)	$(289)
Property and equipment	(2,285)	(776)
Intangible assets	(12,913)	—
ROU assets	(2,166)	—
Section 481(a) adjustment (cash to accrual)	(1,877)	(2,765)
Total deferred tax liabilities	(19,571)	(3,830)
Net deferred tax asset (liability)	$(635)	$—
At December 31, 2021, we had NOL carryforwards for federal income tax purposes of approximately $99,365,000 of which $43,513,000 will begin to expire in 2030 if not utilized to offset taxable income, and $55,852,000 may be carried forward indefinitely. Future changes in ownership, as defined by Section 382 of the IRC, could limit the amount of NOL carryforwards used in any one year. Also, as of December 31, 2021, we had state net operating loss carryforwards of approximately $67,453,000, which begin to expire in 2028 if not utilized to offset state taxable income. Our R&D tax credit carryforwards of $3,670,000 at December 31, 2021 will begin to expire in 2034 if not utilized to offset federal income tax.
In general, under Section 382 and 383 of the IRC, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and certain tax credits, to offset future taxable income and tax. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders changes by more than 50 percentage points over such stockholders’ lowest percentage of ownership during the testing period (generally three years). We performed a Section 382 analysis from inception through the year ended December 31, 2021 and concluded we had experienced an ownership change in 2011, 2014 and 2020. These changes in ownership did not result in the expiration of any NOLs or R&D credits. However, future changes in ownership may further limit the ability of us to utilize our NOL carryforwards and R&D tax credit carryforwards.
During the year ended December 31, 2021, in connection with the acquisition of Cernostics, we recorded additional net deferred tax liabilities of $9,371,000, primarily due to book-tax differences related to the acquired intangible assets. As a result of these additional deferred tax liabilities, we determined that $8,726,000 of our existing valuation allowance should be reduced, which was reflected in our income tax benefit for the year ended December 31, 2021. At December 31, 2021 and 2020, we placed a valuation allowance of $17,774,000 and $15,204,000, respectively, against our net deferred tax asset balances, as we have determined that it is more likely than not that they will not be realized.
We assessed whether we had any significant uncertain tax positions related to open tax years and concluded there were none. Accordingly, no reserve for uncertain tax positions has been recorded as of December 31, 2021 and 2020. We are generally no longer subject to tax examinations for U.S. federal income tax purposes for fiscal years prior to 2018 and fiscal years prior to 2017 for multiple state jurisdictions. However, since we have been in an NOL position since 2008, our 2008 to 2017 federal tax returns and our 2008 to 2016 state tax returns are potentially subject to examination adjustments to the extent of those NOL carryforwards.