Form 10-Q
period 2022-03-31
CASTLE BIOSCIENCES INC
filed 2022-05-09
CIK 1447362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2022, there were 26,260,916 shares of common stock, $0.001 par value per share, issued and outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$309,017	$329,633
Accounts receivable, net	19,910	17,282
Inventory	2,350	2,021
Prepaid expenses and other current assets	5,164	4,807
Total current assets	336,441	353,743
Long-term accounts receivable, net	1,406	1,308
Property and equipment, net	9,385	9,501
Operating lease assets	7,219	7,383
Intangible assets, net	87,275	88,922
Other assets – long-term	2,699	1,715
Total assets	$444,425	$462,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,314	$2,546
Accrued compensation	8,566	15,483
Contingent consideration	20,849	—
Operating lease liabilities	1,199	1,179
Other accrued and current liabilities	5,593	5,678
Total current liabilities	39,521	24,886
Noncurrent portion of contingent consideration	—	18,287
Noncurrent operating lease liabilities	6,711	6,900
Deferred tax liability	757	635
Other liabilities	100	124
Total liabilities	47,089	50,832
Commitments and Contingencies (Note 10)
Stockholders’ Equity
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized as of March 31, 2022 and December 31, 2021; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 25,485,420 and 25,378,520 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	25	25
Additional paid-in capital	515,701	505,482
Accumulated deficit	(118,390)	(93,767)
Total stockholders’ equity	397,336	411,740
Total liabilities and stockholders’ equity	$444,425	$462,572
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
NET REVENUES	$26,852	$22,813
OPERATING EXPENSES
Cost of sales (exclusive of amortization of acquired intangible assets)	5,944	3,028
Research and development	10,761	5,908
Selling, general and administrative	30,453	18,161
Amortization of acquired intangible assets	1,648	—
Change in fair value of contingent consideration	2,562	—
Total operating expenses	51,368	27,097
Operating loss	(24,516)	(4,284)
Interest income	30	4
Interest expense	(3)	—
Loss before income taxes	(24,489)	(4,280)
Income tax expense	134	—
Net loss and comprehensive loss	$(24,623)	$(4,280)

Loss per share, basic and diluted	$(0.97)	$(0.17)

Weighted-average shares outstanding, basic and diluted	25,424	24,912
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2021	—	$—	24,812,487	$25	$478,162	$(62,496)	$415,691
Adoption of ASU No. 2016-02	—	—	—	—	—	21	21
Stock compensation expense	—	—	—	—	4,913	—	4,913
Exercise of common stock options	—	—	171,315	—	991	—	991
Issuance of common stock under the employee stock purchase plan	—	—	70,711	—	1,233	—	1,233
Public offering of common stock, adjustment to offering costs	—	—	—	—	39	—	39
Net loss	—	—	—	—	—	(4,280)	(4,280)
BALANCE, MARCH 31, 2021	—	$—	25,054,513	$25	$485,338	$(66,755)	$418,608

BALANCE, JANUARY 1, 2022	—	$—	25,378,520	$25	$505,482	$(93,767)	$411,740
Stock compensation expense	—	—	—	—	8,419	—	8,419
Exercise of common stock options	—	—	62,102	—	399	—	399
Issuance of common stock from vested restricted stock units and payment of employees’ taxes	—	—	2,466	—	(56)	—	(56)
Issuance of common stock under the employee stock purchase plan	—	—	42,332	—	1,457	—	1,457
Net loss	—	—	—	—	—	(24,623)	(24,623)
BALANCE, MARCH 31, 2022	—	$—	25,485,420	$25	$515,701	$(118,390)	$397,336

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(24,623)	$(4,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,151	233
Stock-based compensation expense	8,419	4,913
Change in fair value of contingent consideration	2,562	—
Deferred income taxes	123	—
Other	12	33
Change in operating assets and liabilities:
Accounts receivable	(2,725)	(1,558)
Prepaid expenses and other current assets	(357)	1,679
Inventory	(329)	(93)
Operating lease assets	222	231
Other assets	42	(225)
Accounts payable	187	(40)
Operating lease liabilities	(226)	(295)
Accrued compensation	(6,917)	(3,899)
Other accrued liabilities	29	(330)
Net cash used in operating activities	(21,430)	(3,631)

INVESTING ACTIVITIES
Purchases of property and equipment	(402)	(750)
Net cash used in investing activities	(402)	(750)

FINANCING ACTIVITIES
Payment of common stock offering costs	—	(336)
Proceeds from exercise of common stock options	399	991
Payment of employees’ taxes on vested restricted stock units	(56)	—
Proceeds from contributions to the employee stock purchase plan	897	855
Repayment of principal portion of finance lease liabilities	(24)	—
Net cash provided by financing activities	1,216	1,510

NET CHANGE IN CASH AND CASH EQUIVALENTS	(20,616)	(2,871)
Beginning of period	329,633	409,852
End of period	$309,017	$406,981

DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued purchases of property and equipment	$32	$220
Deferred acquisition costs	$1,026	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization and Description of Business
Castle Biosciences, Inc. (the ‘‘Company,’’ “we,” “us” or “our”) was incorporated in the state of Delaware on September 12, 2007. We are a commercial-stage diagnostics company focused on providing physicians and their patients with personalized, clinically actionable information to inform treatment decisions and improve health outcomes. We are based in Friendswood, Texas (a suburb of Houston, Texas) and our laboratory operations are conducted at our facilities located in Phoenix, Arizona and in Pittsburgh, Pennsylvania.
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
Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheet as of March 31, 2022; the condensed consolidated statements of operations and comprehensive loss, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2022 and 2021, and the condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our consolidated financial position as of March 31, 2022 and the results of our consolidated operations and our consolidated cash flows for the three months ended March 31, 2022 and 2021. The financial data and other information disclosed in these notes related to the three months ended March 31, 2022 and 2021 are also unaudited. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. The balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim consolidated financial statements. These consolidated financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on February 28, 2022.
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

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
We accrue an allowance for credit losses against our accounts receivable based on management’s current estimate of amounts that will not be collected. Management’s estimates are typically based on historical loss information adjusted for current conditions. We generally do not perform evaluations of customers’ financial condition and generally do not require collateral. Historically, our credit losses have not been significant. The allowance for credit losses was zero as of March 31, 2022, and December 31, 2021. Adjustments for implicit price concessions attributable to variable consideration, as discussed above, are incorporated into the measurement of the accounts receivable balances and are not part of the allowance for credit losses.
Contingent Consideration
Under the terms of business combinations or asset acquisitions, we may be required to pay additional consideration if specified future events occur or if certain conditions are met. With respect to the additional consideration that may be payable in connection with the Cernostics, Inc. (“Cernostics”) asset acquisition, we account for the contingent consideration as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), under the guidance for obligations that must or may be settled by issuance of a variable number of shares. In accordance with ASC 480, we record the contingent consideration initially and subsequently at fair value with changes in fair value recorded in the statements of operations and comprehensive loss each period. For additional information on the contingent consideration, see Note 9.
Accrued Compensation
We accrue for liabilities under discretionary employee and executive bonus plans. These estimated compensation liabilities are based on progress against corporate objectives approved by our board of directors, compensation levels of eligible individuals, and target bonus percentage levels. The board of directors reviews and evaluates the performance against these objectives and ultimately determines what discretionary payments are made. We also accrue for liabilities under employee sales incentive bonus plans with accruals based on performance achieved to date compared to established targets. As of March 31, 2022 and December 31, 2021, we accrued $4,380,000 and $12,071,000, respectively, for liabilities associated with these bonus plans.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
These amounts are classified as current or noncurrent accrued liabilities in the condensed consolidated balance sheets based on the expected timing of payment.
Comprehensive Loss
Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. Our comprehensive loss was the same as our reported net loss for all periods presented.
3. Revenue
All of our revenues from contracts with customers are associated with the provision of diagnostic and prognostic testing services. Most of our revenues are attributable to DecisionDx®-Melanoma for cutaneous melanoma. We also provide a test for uveal melanoma, DecisionDx®-UM, a test for patients with cutaneous squamous cell carcinoma, DecisionDx®-SCC and a test for use in patients with suspicious pigmented lesions, DecisionDx® DiffDx™-Melanoma. We began offering a test for difficult-to-diagnose melanocytic lesions, myPath Melanoma, following an asset acquisition completed in May 2021 and began offering the TissueCypher® Barrett’s Esophagus test for patients with Barrett’s esophagus following an asset acquisition completed in December 2021. Information on the disaggregation of revenues is included below.
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
The Medicare claims that are covered by policy under a Local Coverage Determination (“LCD”) or otherwise are generally paid at a rate established on Medicare’s Clinical Laboratory Fee Schedule or by the respective Medicare contractor within 30 days from receipt. Medicare claims that were either submitted to Medicare prior to the LCD or other coverage commencement date or are not covered but meet the definition of being medically reasonable and necessary pursuant to the controlling Section 1862(a)(1)(A) of the Social Security Act are generally appealed and may ultimately be paid at the first (termed ‘‘redetermination’’), second (termed ‘‘reconsideration’’) or third level of appeal (de novo hearing with an Administrative Law Judge (“ALJ”)). A successful appeal at any of these levels results in payment.
In the absence of LCD coverage, contractually established reimbursements rates or other coverage, we have concluded that our contracts include variable consideration because the amounts paid by Medicare or commercial health insurance carriers may be paid at less than our standard rates or not paid at all, with such differences considered implicit price concessions. Variable consideration attributable to these price concessions is measured at the expected value using the ‘‘most likely amount’’ method under ASC 606. The amounts are determined by historical average collection rates by test type and payor category taking into consideration the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as the judgment and actions of third parties. Such variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. Variable consideration may be constrained and excluded from the transaction price in situations where there is no contractually agreed upon reimbursement coverage or in the absence of a predictable pattern and history of collectability with a payor. Accordingly, in such situations revenues are recognized on the basis of actual cash collections. Variable consideration for Medicare claims that are not covered by an LCD or otherwise, including those claims undergoing appeal, is deemed to be fully constrained due to factors outside our influence (i.e., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. Included in revenues for the three months ended March 31, 2022 and 2021 were $602,000 and $5,335,000, respectively, of revenue increases associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods. These amounts include (i) adjustments for actual collections versus estimated amounts and (ii) cash collections and the related recognition of revenue in current period for tests delivered in prior periods due to the release of the constraint on variable consideration.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Because our contracts with customers have an expected duration of one year or less, we have elected the practical expedient in ASC 606 to not disclose information about our remaining performance obligations. Any incremental costs to obtain contracts are recorded as selling, general and administrative expense as incurred due to the short duration of our contracts. Contract balances consisted solely of accounts receivable (both current and noncurrent) at March 31, 2022 and December 31, 2021.
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
Disaggregation of Revenues
The table below provides the disaggregation of revenue by type (in thousands):

	Three Months Ended March 31,
	2022	2021
Dermatologic	$24,339	$20,910
Other	2,513	1,903
Total net revenues	$26,852	$22,813
Payor Concentration
We rely upon reimbursements from third-party government payors (primarily Medicare) and private-payor insurance companies to collect accounts receivable related to sales of our diagnostic tests.
Our significant third-party payors and their related revenues as a percentage of total revenues and accounts receivable balances are as follows:

	Percentage of Revenues
	Three Months Ended March 31,		Percentage of Accounts Receivable (current)		Percentage of Accounts Receivable (non-current)
	2022	2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Medicare	53%	57%	27%	24%	—%	—%
Medicare Advantage plans	33%	24%	40%	40%	—%	—%
BlueCross BlueShield plans	7%	6%	19%	22%	59%	58%
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

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in our calculation of diluted loss earnings per share for the three months ended March 31, 2022 and 2021 because to do so would be antidilutive (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock options and restricted stock units (“RSUs”)	4,681	3,464
Employee stock purchase plan	91	76
Total	4,772	3,540
In addition, in connection with the acquisition of Cernostics, we may issue shares of our common stock to satisfy the contingent consideration obligation, pending the outcome of certain commercial milestones, as discussed in Note 9.
5. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Leasehold improvements	$4,930	$5,044
Lab equipment(1)	3,774	3,727
Computer equipment	2,659	2,457
Furniture and fixtures	1,263	1,288
Construction in progress	48	27
Total	12,674	12,543
Less accumulated depreciation(1)	(3,289)	(3,042)
Property and equipment, net	$9,385	$9,501

(1)    Includes lab equipment under a finance lease of $237 thousand and accumulated depreciation of $34 thousand.
Depreciation expense was recorded in the unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of sales (exclusive of amortization of acquired intangible assets)	$169	$102
Research and development	90	44
Selling, general and administrative	244	87
Total	$503	$233

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
6. Intangible Assets, Net
Our intangible assets, net consists of the following (in thousands):

	March 31, 2022
	Gross carrying value	Accumulated amortization	Net	Weighted-Average Remaining Life (in years)
Developed technology	$90,318	$(3,569)	$86,749	12.9
Assembled workforce	563	(37)	526	4.7
Total intangible assets, net	$90,881	$(3,606)	$87,275

	December 31, 2021
	Gross carrying value	Accumulated amortization	Net	Weighted-Average Remaining Life (in years)
Developed technology	$90,317	$(1,949)	$88,368	13.2
Assembled workforce	563	(9)	554	4.9
Total intangible assets, net	$90,880	$(1,958)	$88,922
The estimated future aggregate amortization expense as of March 31, 2022 is as follows (in thousands):

Years Ending December 31,
2022 (remainder of year)	$5,034
2023	6,681
2024	6,700
2025	6,681
2026	6,672
Thereafter	55,507
Total	$87,275
Amortization expense of intangible assets was $1.6 million for the three months ended March 31, 2022. No amortization expense was recorded for the three months ended March 31, 2021.
7. Other Accrued and Current Liabilities
Other accrued liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued service fees	$2,589	$1,905
Clinical studies	2,173	1,655
Payroll tax liabilities	260	695
Employee stock purchase plan contributions	201	760
Other	370	663
Total	$5,593	$5,678

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
8. Leases
Adoption of ASC 842
In the fourth quarter of 2021, we adopted Accounting Standards Update No. 2016-02, Leases (Topic 842), and Accounting Standards Codification Topic 842, Leases (“ASC 842”) using the modified retrospective approach with an effective date of January 1, 2021. The adoption had no effect on the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021. Net cash (used in) provided by operating activities, investing activities or financing activities for the three months ended March 31, 2021 were also unchanged, but the presentation of certain prior period amounts within the operating activities section of the condensed consolidated statements of cash flows has been retrospectively adjusted to give effect to the adoption of ASC 842. The changes are set forth in the table below (in thousands):

	Three Months Ended March 31, 2021
	Before Adoption of ASC 842	Effect of Adoption	After Adoption of ASC 842
Effect on Condensed Consolidated Statements of Cash Flows
OPERATING ACTIVITIES
Adjustments to reconcile net loss to net cash used in operating activities:
Operating lease assets	$—	$231	$231
Operating lease liabilities	$—	$(295)	$(295)
Other liabilities	$(64)	$64	$—
Additionally, the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2021 has been retrospectively adjusted to reflect a credit to accumulated deficit of $21,000 in connection with the adoption of ASC 842 effective January 1, 2021.
Lease Amendment
On March 11, 2022, we amended one of our operating leases to expand rentable space in Phoenix, Arizona. We intend to use the additional space for general office and laboratory use. The term of the amended lease will begin upon the completion of certain leasehold improvements by the Phoenix landlord (the “Phoenix Commencement Date”) and continue for an initial term of 10.3 years from the Phoenix Commencement Date. Total undiscounted future minimum payment obligations as of March 31, 2022 associated with the lease amendment totaled approximately $1.4 million. As of March 31, 2022, we have not recorded the lease amendment on our condensed consolidated balance sheet because we do not have possession or control of the underlying asset.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
9. Fair Value Measurements
The table below provides information, by level within the fair value hierarchy, of our financial assets and financial liabilities that are accounted for at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (in thousands):

	As of March 31, 2022
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds(1)	$306,926	$—	$—	$306,926
Liabilities
Contingent consideration	$—	$—	$20,849	$20,849

	As of December 31, 2021
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds(1)	$327,721	$—	$—	$327,721
Liabilities
Contingent consideration	$—	$—	$18,287	$18,287

(1)Classified as “Cash and cash equivalents” in the condensed consolidated balance sheets.
Contingent Consideration
In connection with our acquisition of Cernostics, we have recorded a contingent consideration liability for the additional consideration of up to $50.0 million that may become payable based on the achievement of certain commercial milestones relating to the year ending December 31, 2022 (“Earnout Payments”). The Earnout Payments may be settled in cash or shares of our common stock, at our sole discretion. The portion of any Earnout Payments that may be settled in shares of our common stock is subject to certain limitations and the aggregate number of shares that may be issued for the Earnout Payments may not exceed 5,034,653 shares. Any Earnout Payments in shares of our common stock will be based on the volume weighted-average price of our common stock for the 15 trading days ending December 30, 2022. If the settlement were to occur as of March 31, 2022, we would make no Earnout Payments based on the achievement of the performance conditions to date.
The contingent consideration is classified as a Level 3 fair value measurement due to the use of significant unobservable inputs and a Monte Carlo simulation to determine its fair value. The Monte Carlo simulation uses projections of the commercial milestones for the applicable period as well as the corresponding targets and approximate timing of payment based on the terms of the arrangement. The analysis also uses assumptions for expected volatility of the financial metrics and a risk-adjusted discount rate, which were 25.0% and 16.2%, respectively, as of March 31, 2022, and 20.0% and 16.1%, respectively, as of December 31, 2021. The contingent consideration liability is remeasured at fair value at each reporting period taking into account any updated assumptions or changes in circumstances. Any change in the fair value is recorded as a gain or loss in our condensed consolidated statement of operations and comprehensive loss.
The following table discloses the summary of changes in the contingent consideration liability measured at fair value using Level 3 inputs as of March 31, 2022 (in thousands):

Balance, December 31, 2021	$18,287
Change in fair value	2,562
Balance, March 31, 2022	$20,849

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
10. Commitments and Contingencies
From time to time, we may be involved in legal proceedings arising in the ordinary course of business. We believe there is no threatened litigation or litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.
11. Stock Incentive Plans and Stock-Based Compensation
Stock Incentive Plans
Effective January 1, 2022, an additional 1,268,926 shares became available under our 2019 Equity Incentive Plan (the “2019 Plan”) pursuant to an automatic annual increase. As of March 31, 2022, 1,213,698 shares remained available for grant under the 2019 Plan.
Stock Options
Stock option activity under our stock plans for the three months ended March 31, 2022 is set forth below:

		Weighted-Average
	Stock Options Outstanding	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2021	3,586,688	$34.75
Granted	27,605	$36.69
Exercised	(62,102)	$6.42
Forfeited/Cancelled	(58,143)	$40.28
Balance as of March 31, 2022	3,494,048	$35.17	8.1	$48,222
Exercisable at March 31, 2022	1,457,846	$25.22	7.4	$31,983
Restricted Stock Units
The following table summarizes our RSU activity for the three months ended March 31, 2022:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2021	1,050,174	$44.31
Granted	150,845	$37.43
Vested	(3,767)	$75.37
Forfeited/Cancelled	(17,037)	$48.06
Balance as of March 31, 2022	1,180,215	$43.28
Employee Stock Purchase Plan
The ESPP provides for certain automatic increases in the number of shares of common stock reserved for issuance, which resulted in an additional 253,785 shares becoming available under the ESPP effective January 1, 2022. During the three months ended March 31, 2022, we issued 42,332 of common stock pursuant to scheduled purchases under the ESPP. As of March 31, 2022, 850,919 shares remained available for issuance under the ESPP.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Determining Fair Value - Summary of Assumptions
We use the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or any other measurement date. The following table sets forth the assumptions used to determine the fair value of stock options:

	Three Months Ended March 31,
	2022	2021
Average expected term (years)	6.1	6
Expected stock price volatility	68.34% - 68.44%	59.87% - 67.68%
Risk-free interest rate	1.63% - 1.64%	0.43% - 1.71%
Dividend yield	—%	—%
The following table sets forth assumptions used to determine the fair value of the purchase rights issued under the ESPP:

	Three Months Ended March 31,
	2022	2021
Average expected term (years)	1.3	1.3
Expected stock price volatility	62.98% - 66.75%	68.43% - 86.50%
Risk-free interest rate	0.60% - 1.30%	0.07% - 0.13%
Dividend yield	—%	—%
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
Stock-Based Compensation Expense
Stock-based compensation expense related to stock options, RSUs and the ESPP is included in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of sales (exclusive of amortization of acquired intangible assets)	$853	$510
Research and development	1,828	1,058
Selling, general and administrative	5,738	3,345
Total stock-based compensation expense	$8,419	$4,913

For the three months ended March 31, 2022 and 2021, the weighted-average grant date fair value of options granted was $22.76 and $44.83 per option, respectively, and the weighted-average grant date fair value of the purchase rights granted under the ESPP was $19.91 and $39.26 per share, respectively. As of March 31, 2022, the total unrecognized compensation cost related to outstanding awards was $97,147,000, which is expected to be recognized on a straight-line basis over a weighted-average period of 3.1 years. The total unrecognized compensation cost will be adjusted for forfeitures in future periods as they occur.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
12. Subsequent Events
On April 1, 2022, we entered into a lease agreement (the “Pittsburgh Lease”) for the lease of certain office space in Pittsburgh, Pennsylvania. We intend to use such space for general office and laboratory use. The term of the Pittsburgh Lease will begin upon the completion of certain leasehold improvements by the Pittsburgh landlord (the “Pittsburgh Commencement Date”) and continue for an initial period of 10.5 years from the Pittsburgh Commencement Date. During the first six months of the lease term, we are required to remit base rent of $37,800 for the period. Beginning with month seven, the base rent will be $0.6 million per year with annual increases ultimately to $1.5 million per year. The Pittsburgh Lease provides us with an option to extend the term of the Pittsburgh Lease for one additional five-year period. If we elect to extend the term of the Pittsburgh Lease, then the base rent for the additional five-year period will be the then-fair market rent of the leased premises, subject to a specified minimum amount. The Pittsburgh Landlord has agreed to contribute up to $2.5 million towards the cost of the leasehold improvements and we shall be responsible for any costs exceeding this amount. The Pittsburgh Lease also provides us a one-time option that would terminate the lease effective at the end of the 90th month following the Commencement Date, subject to certain conditions. If exercised, we would pay an early termination fee of $2.3 million, subject to adjustment in the event the Pittsburgh Lease is amended to adjust the base rent. The Pittsburgh Lease also provides us a right of first refusal with respect to the lease of certain additional space in the same building.
On April 26, 2022, we completed the acquisition of AltheaDx. AltheaDx is a commercial-stage molecular diagnostics company specializing in the field of pharmacogenomics (“PGx”) testing services that are focused on mental health. IDgenetix is its PGx test for depression, anxiety and other mental health conditions. Under the terms of the definitive agreement dated April 4, 2022 (the “Merger Agreement”), AltheaDx became a wholly owned subsidiary of Castle and we paid $65.0 million in initial consideration to AltheaDx security holders, which consisted of approximately $32.5 million in cash, subject to adjustments for cash, debt, transaction expenses and working capital and approximately $32.5 million in common stock of ours. We issued 763,887 shares of our common stock at closing, based on a price per share equal to the volume-weighted-average price of our common stock for the 20 trading days immediately preceding the date of the merger agreement governing the acquisition. Further, up to an additional $75.0 million in cash and common stock may become payable in connection with the achievement of certain milestones based on 2022, 2023 and 2024 performance and expanded Medicare coverage for the IDgenetix test. Upon achievement of each relevant milestone event, each milestone will be paid 50% in cash and 50% in shares of our common stock based on a price per share equal to the volume-weighted-average price of our common stock for the 20 trading days as of the applicable milestone determination date. The maximum number of shares of our common stock issuable to AltheaDx security holders may not exceed 1,271,718 shares, and therefore, a maximum of 507,831 additional shares of our common stock remain issuable with respect to the milestone payments. In the event a number of shares in excess of the 1,271,718 limit would otherwise be issuable as consideration in the Merger, each AltheaDx security holder will receive a pro rata reduction of their portion of the milestone stock consideration and a corresponding increase in their portion of the milestone cash consideration. Our entry into the Merger Agreement was approved by our board of directors based upon the unanimous recommendation of a special transaction committee comprised solely of independent and disinterested directors. Derek J. Maetzold, our President and Chief Executive Officer, and a member of our board of directors, and Daniel M. Bradbury, the chairperson of our board of directors, each served on the board of directors of AltheaDx. Further, each of the following individuals was a direct or indirect beneficial owner of AltheaDx securities and received consideration in the transaction: Mr. Bradbury; Mr. Maetzold; Thomas Sullivan, John Maetzold and Peter Maetzold, immediate family members of Mr. Maetzold; Frank Stokes, the Company’s Chief Financial Officer; Tobin Juvenal, our Chief Commercial Officer; Kristen Oelschlager, our Chief Operating Officer; and Joshua Albers and Allysa Topel, immediate family members of Ms. Oelschlager.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto as of and for the years ended December 31, 2021 and 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, including the section entitled “Critical Accounting Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2022. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Castle Biosciences, Inc.
Forward-Looking Statements
The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning the impacts of COVID-19 on our business, our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipate,” “believe,” “estimate,” “expect,” “potential,” “may,” “plan,” “will,” “would” or the negative or plural of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions or expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A., “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements, except as may be required by law.
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
We currently market five proprietary multi-analyte assays with algorithmic analysis (“MAAAs”) designed to answer clinical questions in dermatologic cancers, uveal melanoma (“UM”) (a rare cancer of the eye) and Barrett’s esophagus (“BE”). We also have a pharmacogenomic test to guide optimal drug treatment for patients suffering from depression, anxiety and other mental health conditions following our acquisition of AltheaDx, Inc. (“AltheaDx”) in April 2022, as discussed below. Our revenue is primarily generated by our DecisionDx®-Melanoma risk stratification test for cutaneous melanoma, a deadly skin cancer, and our DecisionDx®-UM risk stratification test for UM.
The foundation of our business is our dermatologic cancer franchise, and our lead product is DecisionDx-Melanoma, a proprietary risk stratification gene expression profile (“GEP”) test that predicts the risk of metastasis or recurrence for patients diagnosed with invasive cutaneous melanoma. In the management of melanoma, as with nearly all diseases, treatment plans are directed by patient risk-stratification. This test has two distinct, complementary clinically actionable uses. The first revolves around predicting the likelihood of having a sentinel lymph node (“SLN”) negative biopsy result so that physicians and patients can discuss the risk and benefit of undergoing the SLN biopsy (“SLNB”) surgical procedure. The second use is to inform the appropriate treatment plan during the initial five years post-diagnosis, regardless of the decision to undergo or avoid invasive SLNB surgery. In a typical year, we estimate approximately 130,000 patients are diagnosed with invasive cutaneous melanoma in the United States. We launched DecisionDx-Melanoma in May 2013. Based on the substantial clinical evidence that we have developed, we have received Medicare coverage for DecisionDx-Melanoma, which represents approximately 50% of the addressable patient population for this test.
On August 31, 2020, we commercially launched our cutaneous squamous cell carcinoma (“SCC”) proprietary GEP test, DecisionDx®‑SCC, for use in patients with one or more risk factors (also referred to as “high-risk” SCC). On November 2, 2020, we commercially launched our proprietary GEP test for difficult-to-diagnose melanocytic lesions, DecisionDx® DiffDx™-Melanoma, for use in patients with a melanocytic lesion and uncertainty related to the malignancy of the lesion. We believe that these two additional skin cancer tests address areas of high clinical need in dermatological cancer and, together, represent an estimated addressable population of approximately 500,000 patients in the United States.

We further expanded our commercially available dermatologic portfolio in May 2021 when we acquired Myriad myPath, LLC (the “Myriad myPath Laboratory”) from Myriad Genetics, Inc. for a cash purchase price of $32.5 million. myPath Melanoma is a clinically validated GEP test that addresses the same unmet clinical need as our DecisionDx DiffDx-Melanoma test. Today, we offer both our myPath Melanoma test and our DecisionDx DiffDx-Melanoma test under an offering that we refer to as our comprehensive diagnostic offering (“CDO”) of molecular testing solutions. By offering both of these tests in a single offering, we believe we have demonstrated the ability to improve the test result performance for patients with difficult-to-diagnose melanocytic lesions.
In 2021, we announced the launch of our innovative pipeline initiative to develop a genomic test aimed at predicting response to systemic therapy in patients with moderate to severe psoriasis, atopic dermatitis and related inflammatory skin conditions. In the United States alone, there are approximately 18 million patients diagnosed with psoriasis and atopic dermatitis. Approximately 450,000 of these patients annually are eligible for systemic therapies. If successful, this inflammatory skin disease pipeline test has the potential to add approximately $1.9 billion to our current estimated U.S. total addressable market (“TAM”). In 2021, we initiated a 4,800 patient, prospective, multi-center clinical study to develop and validate this pipeline test and have 52 committed sites and approximately 146 patients enrolled. Based upon our current development and validation timelines, we expect to have initial validation and development data in 2023 and to commercialize this pipeline test by the end of 2025.
In addition to our dermatologic franchise, we also market a test for patients diagnosed with UM. DecisionDx®-UM is a proprietary, risk stratification GEP test that predicts the risk of metastasis for patients with UM. We believe DecisionDx-UM is the standard of care in the management of newly diagnosed UM in the majority of ocular oncology practices in the United States. We launched DecisionDx-UM in January 2010. Based on the substantial clinical evidence that we have developed, we have received Medicare coverage for DecisionDx-UM, which represents approximately 50% of the addressable patient population for this test.
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
On April 26, 2022, we completed our acquisition of AltheaDx, a commercial-stage molecular diagnostics company specializing in the field of pharmacogenomics (“PGx”) testing services that are focused on mental health, and the provider of IDgenetix, a PGx test for mental health conditions. At closing, $65.0 million in initial consideration was payable by us to AltheaDx security holders, which consisted of $32.5 million in cash, subject to adjustments for cash, debt, transaction expenses and working capital, and $32.5 million in shares of our common stock. Further, up to an additional $75.0 million in cash and common stock may become payable in connection with the achievement of certain milestones based on 2022, 2023 and 2024 performance and expanded Medicare coverage for the IDgenetix test. This acquisition enables us to offer a testing solution that we believe has the potential to accelerate our impact on patient care in an area of high unmet clinical need, significantly expand our in-market estimated U.S. TAM by approximately $5.0 billion and offer incremental value to patients and clinicians over the standard of care trial-and-error approach. A randomized controlled trial showed that patients diagnosed with depression, who were assessed with the IDgenetix test, showed a 2.5 times improvement in remission rates compared to those who did not have their genes tested.
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

The number of GEP test reports delivered by us during the three months ended March 31, 2022 and 2021 and for the year ended December 31, 2021 are presented in the table below:

	Proprietary Dermatologic GEP Tests
	DecisionDx- Melanoma	DecisionDx-SCC	CDO(1)	Dermatologic Total	DecisionDx-UM	TissueCypher Barrett’s Esophagus(2)	Grand Total
Q1 2022	6,023	1,142	950	8,115	456	56	8,627

Q1 2021	4,060	527	218	4,805	337	—	5,142
Q2 2021	5,128	784	627	6,539	468	—	7,007
Q3 2021	5,505	934	913	7,352	375	—	7,727
Q4 2021	5,635	1,265	904	7,804	438	27	8,269
For year ended December 31, 2021	20,328	3,510	2,662	26,500	1,618	27	28,145

(1)Includes DecisionDx DiffDx-Melanoma, which we commercially launched on November 2, 2020, and myPath Melanoma, which we began offering following our acquisition of the Myriad myPath Laboratory on May 28, 2021. We offer both myPath Melanoma and DecisionDx DiffDx-Melanoma under our CDO.
(2)We began offering the TissueCypher Barrett’s Esophagus test on December 3, 2021, following the completion of our acquisition of Cernostics.
For the three months ended March 31, 2022, our dermatologic test report volume increased by 68.9% compared to the prior period in 2021, largely driven by continued growth from our DecisionDx-Melanoma test. For a discussion of how we recognize revenue derived from our tests, refer to “Net Revenues” under “Components of Results of Operations” below.
The principal focus of our current commercial efforts is to educate clinicians and pathologists on the value of our molecular diagnostic testing products through our direct sales force in the United States. During the first half of 2021, we expanded our dermatologic commercial team, bringing our dermatologic sales force to the mid-60s. In connection with our acquisition of Cernostics in December 2021, we hired an initial commercial team of approximately 14 outside sales territories, along with commensurate internal sales associates and medical science liaisons, to support our launch of the TissueCypher Barrett’s Esophagus test. This dedicated team focuses on gastroenterology specialists that diagnose and manage patients with BE. Similar to our dermatology commercial team, we will continue to assess market response and determine what an appropriate commercial expansion will look like. Based on our initial market research, as well as initial provider response, we expect to add approximately 10-15 additional outside sales territories sometime in the third quarter, ending the year with approximately 25-30 outside sales territories. AltheaDx, which we acquired in late April 2022, had a commercial team covering approximately 20 outside sales territories, all of whom have continued with Castle following the transaction.
We continue to see new clinicians order our dermatologic tests for the first time. For the three months ended March 31, 2022, we saw approximately 592 new ordering clinicians for our dermatologic tests compared to 410 during the same period of 2021. Total ordering clinicians for our dermatologic tests were approximately 3,629 and 2,456 for the three months ended March 31, 2022 and 2021, respectively.
For additional information on the metrics we disclose, refer to “Information About Certain Metrics” below.
In developing our DecisionDx-SCC and DecisionDx DiffDx-Melanoma tests, we believed that in addition to addressing significant unmet clinical needs, we would see strategic opportunities for leverage, as many of the clinicians currently ordering DecisionDx-Melanoma would likely be the same clinicians who would find value in these other dermatologic GEP tests. For example, we found that for the three months ended March 31, 2022, approximately 56% of all clinicians ordering DecisionDx-SCC had also ordered our DecisionDx-Melanoma test during that same period.
We bill third-party payors and patients for the tests we perform. The majority of our revenue collections is paid by third-party insurers, including Medicare. We have received local coverage determinations (“LCDs”), which provide coverage for our DecisionDx-Melanoma, myPath Melanoma, DecisionDx-UM and IDgenetix tests that meet certain criteria for Medicare and Medicare Advantage beneficiaries, representing approximately 60 million covered lives. In 2022, DecisionDx-UM received coverage from United Healthcare that represents approximately 43 million covered lives. A ‘‘covered life’’ means a subscriber, or a dependent of a subscriber, who is insured under an insurance carrier’s policy. The TissueCypher Barret’s Esophagus test is paid by Medicare at the rate published on Medicare’s Clinical Laboratory Fee Schedule (“CLFS”) for the test. Effective March

24, 2022, we received ADLT status for our TissueCypher test, as discussed further below. ADLT status exempts TissueCypher from what is called the “14-day rule,” which simplifies the billing process for Medicare patients.
Palmetto GBA MolDX (“Palmetto”), the Medicare Administrative Contractor (“MAC”) responsible for administering MolDX, the program that assesses molecular diagnostic technologies, issued a final expanded LCD for DecisionDx-Melanoma, effective November 22, 2020. With this expanded LCD and the accompanying billing and coding articles, we estimate that a significant majority of the DecisionDx-Melanoma tests performed for Medicare patients will meet the coverage criteria. Noridian Healthcare Solutions, LLC (“Noridian”), the MAC responsible for administering claims for laboratory services performed in Arizona, has adopted the same coverage policy as Palmetto and also issued an expanded final LCD for DecisionDx-Melanoma, effective December 6, 2020.
Separately, Palmetto issued a final LCD for DecisionDx-UM, which became effective in July 2017, and Noridian issued a similar LCD that became effective in September 2017. The Noridian LCD provides for coverage to determine metastatic risk in connection with the management of a patient’s newly diagnosed UM and to guide surveillance and referral to medical oncology for those patients.
On May 17, 2019, Centers for Medicare & Medicaid Services (“CMS”) determined that DecisionDx-UM meets the criteria for “existing advanced diagnostic laboratory test” status, also referred to as “existing ADLT” status. For 2020, our rate was set by Noridian, our local MAC, but effective in 2021 our rate is set annually based upon the median private payor rate for the first half of the second preceding calendar year. Our rate for 2021 was $7,776 and will remain at $7,776 for 2022, in each case based on the calculation of the median private payor rate.
Also, on May 17, 2019, CMS determined that DecisionDx-Melanoma meets the criteria for “new ADLT” status. Accordingly, from July 1, 2019, through March 31, 2020, the Medicare reimbursement rate was equal to the initial list price of $7,193. From April 1, 2020, through December 31, 2021, the rate was also $7,193, which was calculated based upon the median private payor rate for DecisionDx-Melanoma from July 1, 2019 to November 30, 2019. CMS has informed us that the rate for 2022 will continue to be $7,193, based on the median private payor rate.
myPath Melanoma is currently covered under a MolDX LCD policy through Noridian, which oversees laboratories in both Utah and Arizona. Noridian issued an LCD that became effective in June 2019. On September 6, 2019, myPath Melanoma was approved as a new ADLT. The rate for 2022 will be $1,950.
Beginning in 2023, the rates for DecisionDx-Melanoma, DecisionDx-UM, and myPath Melanoma tests will be set annually based upon the median private payor rate for the first half of the second preceding calendar year. For example, the rate for 2023 will be set using median private payor rate data from January 1, 2021 to June 30, 2021.
TissueCypher is performed in our Pittsburgh, Pennsylvania laboratory and falls under the Medicare jurisdiction that is managed by Novitas Solutions (“Novitas”). Novitas previously reviewed TissueCypher and we are receiving payments for claims according to the CLFS. For 2022, CMS published in its CLFS a payment amount of $2,513 for the test. On March 24, 2022, CMS determined that TissueCypher meets the criteria for “new ADLT” status. From April 1, 2022 through December 31, 2022, CMS has set the initial period rate equal to the original list price of $2,350, subject to the possible recoupment provision described below. Effective January 1, 2023, the rate will be based on the median private payer rates received between April 1, 2022 and August 31, 2022. Note that for TissueCypher tests reported for April 1, 2022 through December 31, 2022, CMS has the right to recoup the difference between the actual list and 130% of the weighted median if the original list price was greater than 130% of the weighted median of private payor rates.
IDgenetix is currently covered under a MolDX LCD policy and an accompanying billing and coding article through Noridian, which oversees laboratories in California. The Medicare coverage includes depression and was recently expanded for the following seven additional mental health conditions beyond major depressive disorder: schizophrenia, bipolar disorder, anxiety disorders, panic disorder, obsessive-compulsive personality disorder, post-traumatic stress disorder and attention deficit hyperactivity disorder. The IDgenetix multi-gene panel is currently reimbursed by Medicare at approximately $1,500.
In the second quarter of 2020, we submitted our technical assessment dossier for DecisionDx-SCC to Palmetto and Noridian. The dossier was accepted as complete in the third quarter of 2020. In early 2021, we submitted our technical assessment dossier for DecisionDx DiffDx-Melanoma. The dossier was accepted as complete in the first quarter of 2021. We are unable to predict when draft LCDs for DecisionDx-SCC and DecisionDx DiffDx-Melanoma will be posted and there is no assurance that any draft or final LCD will match our expectations, be posted in a timeframe consistent with our historical experience or will be posted at all.
In the second quarter of 2021, Palmetto and the other MACs that participate in the MolDX program each released a revised draft LCD for DecisionDx-Melanoma. The draft LCD includes commentary about two publications regarding the clinical utility of GEP tests and includes an assessment stating that the new data is not sufficient to change the coverage criteria. There was an open public comment period, and we submitted comments in support of Medicare coverage. The comment period ended on

August 8, 2021. Potential outcomes following the public comment period include the posting of a final LCD consistent with the draft LCD, issuing a final LCD with coverage changes or not issuing a final LCD at all. We are unable to predict the ultimate outcome of this matter.
Since becoming a public company, we have financed our operations with the revenue generated from the sale of our products, proceeds from our initial public offering of our common stock (our “IPO”) that closed in July 2019, follow-on public offerings of common stock in June 2020 and December 2020 and bank debt, which has since been repaid in full. We believe that our existing cash and cash equivalents and anticipated cash generated from sales of our products will be sufficient to fund our operations for the next 12 months and into the foreseeable future. However, we have based these estimates on assumptions which may prove to be wrong and could result in us depleting our capital resources sooner than expected.
Our net (loss) income may fluctuate significantly from period to period, depending on the timing of our planned development activities, the growth of our sales and marketing activities and the timing of revenue recognition under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). We expect our expenses will increase substantially over time as we:
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
Impact of COVID-19 Pandemic
We are continuing to closely monitor the impact of the ongoing COVID-19 pandemic on our business and taking proactive efforts designed to protect the health and safety of our workforce, continue our business operations and advance our corporate objectives. We are providing the following update with respect to the impact of COVID-19 on our business:
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
•Following the onset of the COVID-19 pandemic, we experienced declines in orders and test report volume in certain periods. For example, in the second quarter of 2020, test reports delivered for our lead product, DecisionDx-Melanoma, decreased 18.5% compared to the second quarter of 2019. We believe these decreases in our test report volume were linked to delays and/or cancellations in patient visits, resulting in fewer diagnostic biopsies and thus a reduction in the number of diagnoses of cutaneous melanoma in response, as well as the cumulative impact on promotional responsiveness as a result of reduced sales calls per day and in-person sales calls during the ongoing COVID-19 pandemic.
•Our commercial team uses a combination of in-person, virtual and non-personal promotional and educational efforts. Since the beginning of 2021, we have seen improvements in the number of promotional calls per day, as well as a continued shift from virtual to in-person sales calls. During the three months ended March 31, 2022 and 2021, in-person sales calls accounted for over 95% and 75% of all calls during such periods, respectively. However, we have not yet achieved pre-COVID-19 levels of calls per day per sales representative.
•Our future results will be dependent upon the extent and duration of the COVID-19 crisis, including the emergence and spread of variants of the virus, and government restrictions, which are beyond our control. Although state and local government restrictions put in place to slow the spread of the virus have been eased in certain locations, restrictions may be reinstated from time to time in various regions depending on the circumstances, potentially impacting the flow of future patient visits as well as access to our sales targets. Even with the easing of state and local restrictions and the availability of vaccinations, patient visits and diagnoses of the diseases covered by our diagnostic and prognostic test may be impacted by continued apprehension regarding possible exposure to the virus as well as a general shift from in-person clinical visits to telehealth approaches, which may result in missed or delayed diagnoses of skin cancer and other diseases.

As conditions are continuously evolving, we are unable to predict how our future test report volume will be impacted, or the extent to which our results of operations, financial condition or cash flows will be impacted, by the ongoing COVID-19 pandemic or other future public health crises. Accordingly, the test report data presented above is not necessarily indicative of our results of operations that can be expected for future periods. For more information on the potential impact of the ongoing COVID-19 pandemic on our business, see the risk factors included under “Risks Related to Our Business” and the other risk factors included in Part II, Item 1A., “Risk Factors” in this Quarterly Report on Form 10-Q.
Factors affecting our performance
We believe there are several important factors that have impacted, and that we expect will continue to impact, our operating performance and results of operations, including:
•Report volume. We believe that the number of reports we deliver to physicians is an important indicator of the growth of adoption among the healthcare provider community. Our revenue and costs are affected by the volume of testing and mix of customers. Our performance depends on our ability to retain and broaden adoption with existing prescribing physicians, as well as attract new physicians. In the near term, our report volume may be negatively impacted by ongoing developments of the ongoing COVID-19 pandemic, as discussed above.
•Reimbursement. We believe that expanding reimbursement is an important indicator of the value of our products. Payors require extensive evidence of clinical utility, clinical validity, patient outcomes and health economic benefits in order to provide reimbursement for diagnostic and prognostic products. Our revenue depends on our ability to demonstrate the value of our products to these payors.
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
Test reports delivered for DecisionDx-Melanoma, DecisionDx-SCC, myPath Melanoma/DecisionDx DiffDx-Melanoma, DecisionDx-UM and the TissueCypher Barrett’s Esophagus test represents the number of completed test reports delivered by us during the reporting period indicated. The period in which a test report is delivered does not necessarily correspond with the period the related revenue, if any, is recognized, due to the timing and amount of adjustments for variable consideration under ASC 606. We use this metric to evaluate the growth in adoption of our tests and to measure against our internal performance objectives. We believe this metric is useful to investors in evaluating the volume of our business activity from period-to-period that may not be discernible from our reported revenues under ASC 606. We also sometimes present, on a limited basis, data on the number of orders received. We believe order data can provide additional insight on current demand trends, particularly during the ongoing COVID-19 pandemic and with respect to new product launches, when considered in conjunction with test report volume. However, orders received in a particular period do not necessarily correspond with actual delivered test reports or reported revenues for the same period or subsequent periods.
New ordering clinicians for our dermatologic tests represents the number of clinicians who ordered a dermatologic test from us for the first time during the reporting period specified. Our dermatologic tests consist of DecisionDx-Melanoma, DecisionDx-SCC and our CDO. We believe this metric is useful in evaluating the effectiveness of our sales and marketing efforts in establishing new relationships with clinicians and increasing the adoption of our suite of dermatologic tests. We also believe this metric provides useful information to investors in assessing our ability to expand the use of our dermatologic tests. Since this metric is based upon the reporting period in which an order is placed, it does not necessarily correspond to the reporting period in which either a test report was delivered or revenue was recognized.
Components of the Results of Operations
Net Revenues
We generate revenues from the sale of our products. Currently, our revenues are primarily derived from the sale of DecisionDx-Melanoma and DecisionDx-UM. We bill third-party payors and patients for the tests we perform.

Under ASC 606, we recognize revenue at the amount we expect to be entitled, subject to a constraint for variable consideration, in the period in which our tests are delivered to the treating physicians. We have determined that our contracts contain variable consideration under ASC 606 because the amounts paid by third-party payors may be paid at less than our standard rates or not paid at all, with such differences considered implicit price concessions. Variable consideration is recognized only to the extent it is probable that a significant reversal of revenue will not occur in future periods when the uncertainties are resolved. Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. Variable consideration for Medicare claims that are not covered by an LCD or otherwise, including those claims undergoing appeal, is deemed to be fully constrained due to factors outside our influence (i.e., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. For these fully constrained claims, we generally recognize revenue in the period the uncertainty is favorably resolved, if at all. Due to potential future changes in Medicare coverage policies and appeal cycles, insurance coverage policies, contractual rates and other trends in the reimbursement of our tests, our revenues may fluctuate significantly from period to period. Additionally, our ability to recognize revenue for our recently launched tests, DecisionDx-SCC and DecisionDx DiffDx-Melanoma, is dependent on the development of reimbursement experience and coverage decisions for these tests. Due to limited reimbursement experience, we are currently recognizing revenues for these two tests on the basis of actual cash collections.
Our ability to increase our revenues will depend on our ability to further penetrate our target markets, and, in particular, generate sales through our direct sales force, develop and commercialize additional tests, obtain reimbursement from additional third-party payors and increase our reimbursement rate for tests performed.
Cost of Sales (exclusive of amortization of acquired intangible assets)
The components of our cost of sales are material and service costs associated with testing samples, personnel costs (including salaries, bonuses, benefits and stock-based compensation expense), electronic medical record set up costs, order and delivery systems, shipping charges to transport samples, third-party test fees, and allocated overhead including rent, information technology costs, equipment and facilities depreciation and utilities. Costs associated with testing samples are recorded when the test is processed regardless of whether and when revenues are recognized with respect to that test. As a result, our cost of sales as a percentage of revenues may vary significantly from period to period because we do not recognize all revenues in the period in which the associated costs are incurred. We expect cost of sales in absolute dollars to increase as the number of tests we perform increases. Additionally, we expect cost of sales to increase with the expansion of laboratory capacity and staffing in advance of the anticipated growth of our recently launched tests.
Gross margin and gross margin percentage are key indicators we use to assess our business. See the table in “Results of Operations—Comparison of the three months ended March 31, 2022 and 2021” for details.
Research and Development
Research and development expenses include costs incurred to develop our diagnostic and prognostic tests, collect clinical samples and conduct clinical studies to develop and support our products. These costs consist of personnel costs (including salaries, bonuses, benefits and stock-based compensation expense), prototype materials, laboratory supplies, consulting costs, regulatory costs, electronic medical records set up costs, costs associated with setting up and conducting clinical studies and allocated overhead, including rent, information technology, equipment depreciation and utilities. We expense all research and development costs in the periods in which they are incurred. We expect our research and development expenses to increase in absolute dollars as we continue to invest in research and development activities related to developing enhanced and new products.
We expect to use a portion of our cash and cash equivalents to further support and accelerate our research and development activities, including three important studies that are underway to support our DecisionDx-Melanoma test. The first is the PERSONALize study, in which we are evaluating DecisionDx-Melanoma for interactions with adjuvant therapies. The second is the CONNECTION study, which is collecting long-term outcomes for up to 10,000 patients who have been tested with DecisionDx-Melanoma. The third is the DECIDE study, which is designed to determine the association of GEP test results with SLNB surgical decisions in patients eligible for SLNB as well as to track outcomes for patients who did and did not undergo SLNB. Also, as noted above, in 2021, we initiated our 4,800 patient, prospective, multi-center clinical study to develop, validate and bring to market a pipeline test aimed at predicting response to systemic therapy in patients with moderate to severe psoriasis, atopic dermatitis and related inflammatory skin conditions. We have also initiated two additional disease studies for pipeline tests for new indications.
Selling, General and Administrative
Selling, general and administrative (“SG&A”) expenses include executive, selling and marketing, legal, finance and accounting, human resources, billing and client services. These expenses consist of personnel costs (including salaries, bonuses, benefits and stock-based compensation expense), direct marketing expenses, audit and legal expenses, consulting costs, training and medical education activities, payor outreach programs and allocated overhead, including rent, information technology, equipment depreciation, and utilities. We expect continued increases in SG&A expenses related to compliance with the rules and regulations of the SEC and The Nasdaq Stock market LLC (“Nasdaq”) (in particular as we have become a large accelerated filer), investor relations activities and additional insurance expenses. Other administrative and professional services expenses within SG&A are expected to increase with the scale of our business, but selling and marketing-related expenses are expected to increase significantly, consistent with our growth strategy.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets are primarily associated with developed technology.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration is associated with our acquisition of Cernostics and the related additional consideration of up to $50.0 million that may become payable based on the achievement of certain commercial milestones relating to the year ending December 31, 2022 (the “Earnout Payments”).
Interest Income
Interest income consists primarily of earnings on cash and cash equivalents, primarily money market funds.
Interest Expense
Interest expense is primarily attributable to a finance lease.
Income Tax Expense
Our consolidated financial statements do not reflect any federal or state income tax benefits attributable to the net losses we have incurred, due to the uncertainty of realizing a benefit from those items. As of December 31, 2021, we had federal net operating loss carryforwards of $99.4 million, of which $43.5 million will begin to expire in 2030 if not utilized to offset federal taxable income, and $55.9 million may be carried forward indefinitely. Also, as of December 31, 2021, we had state net operating loss carryforwards of $67.5 million, which begin to expire in 2028 if not utilized to offset state taxable income.
Results of Operations
Certain prior year amounts in the tables below have been reclassified to conform to the current year presentation. Specifically, we no longer present gross margin on the face of our financial statements and therefore the cost of sales line is now presented within the operating expenses section. This reclassification had no impact on operating loss, loss before income taxes or net loss. The calculation of our gross margin is instead presented in a separate table in following section.

Comparison of the three months ended March 31, 2022 and 2021
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2022	2021
	(unaudited)
Net revenues	$26,852	$22,813	$4,039	17.7%
Operating expenses
Cost of sales (exclusive of amortization of acquired intangible assets)	5,944	3,028	2,916	96.3%
Research and development	10,761	5,908	4,853	82.1%
Selling, general and administrative	30,453	18,161	12,292	67.7%
Amortization of acquired intangible assets	1,648	—	1,648	NA
Change in fair value of contingent consideration	2,562	—	2,562	NA
Total operating expenses	51,368	27,097	24,271	89.6%
Operating loss	(24,516)	(4,284)	(20,232)	(472.3)%
Interest income	30	4	26	NM
Interest expense	(3)	—	(3)	NA
Loss before income taxes	(24,489)	(4,280)	(20,209)	(472.2)%
Income tax expense	134	—	134	NA
Net loss	$(24,623)	$(4,280)	$(20,343)	(475.3)%

NA = Not applicable
NM = Not meaningful
The following table provides a disaggregation of net revenues by type (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
	(unaudited)
Dermatologic(1)	$24,339	$20,910	$3,429
Other(2)	2,513	1,903	610
Total net revenues	$26,852	$22,813	$4,039

(1)Consists of DecisionDx-Melanoma, DecisionDx-SCC and CDO.
(2)Consists primarily of DecisionDx-UM.
The following table presents the calculation of gross margin (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021	Change
	(unaudited)
Net revenues	$26,852	$22,813	$4,039
Less: Cost of sales (exclusive of amortization of acquired intangible assets)	5,944	3,028	2,916
Less: Amortization of acquired intangible assets	1,648	—	1,648
Gross margin	$19,260	$19,785	$(525)
Gross margin percentage	71.7%	86.7%	(15.0)%

The following table indicates the amount of stock-based compensation expense (non-cash) reflected in the line items above (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
	(unaudited)
Cost of sales (exclusive of amortization of acquired intangible assets)	$853	$510	$343
Research and development	1,828	1,058	770
Selling, general and administrative	5,738	3,345	2,393
Total stock-based compensation expense	$8,419	$4,913	$3,506

Net Revenues
Net revenues for the three months ended March 31, 2022 increased by $4.0 million, or 17.7%, to $26.9 million compared to the three months ended March 31, 2021, primarily due to $3.4 million higher revenue from dermatologic tests, primarily DecisionDx-Melanoma, and to a lesser extent, higher revenues from our other tests (non-dermatologic) of $0.6 million. The increase in dermatologic revenue was primarily attributable to a 69% increase in test volumes, with higher test reports delivered across each of our dermatologic offerings, due to a combination of increased patient flow attributable to the easing of COVID-19 restrictions and the effects of our dermatologic sales force expansion during the first half of 2021. The higher volumes were partially offset by the effect of lower positive revenue adjustments related to tests delivered in previous periods, associated with changes in estimated variable consideration, which were $0.6 million for the three months ended March 31, 2022 compared to $5.3 million for the three months ended March 31, 2021. The year-over-year decrease is primarily attributable to the effect of favorable adjustments related to the settlement and collection during the three months ended March 31, 2021 of certain groups of receivables from prior years that did not recur during the three months ended March 31, 2022. The increase in revenue from our other tests (non-dermatologic) of $0.6 million was primarily attributable to higher volume of DecisionDx-UM, which we believe is largely attributable to the easing of COVID-19 restrictions.
Cost of Sales (exclusive of amortization of acquired intangible assets)
Cost of sales (exclusive of amortization of acquired intangible assets) for the three months ended March 31, 2022 increased by $2.9 million, or 96.3%, compared to the three months ended March 31, 2021, primarily due to higher personnel costs, attributable to additional headcount in our laboratory testing operations, including headcount attributable to the addition of Cernostics, as well as increased costs of supplies and services, attributable to the higher activity levels. Due to the nature of our business, a significant portion of our cost of sales expenses represent fixed costs associated with our testing operations. Accordingly, our cost of sales expense will not necessarily increase or decrease commensurately with the change in net revenues from period to period. We expect our cost of sales (exclusive of amortization of acquired intangible assets) to continue to increase in future periods as we hire additional laboratory personnel and related resources to support our expected growth in volume for our dermatologic, gastrointestinal, mental health and pipeline tests.
Gross Margin
Our gross margin percentage was 71.7% for the three months ended March 31, 2022, compared to 86.7% for the same period in 2021. The decrease was primarily due to this year’s amortization expense associated with our acquired intangible assets, lower positive revenue adjustments related to tests delivered in previous periods and additional investments in laboratory headcount. In the near term, we expect that our gross margin percentage will decline, compared to prior periods, as we invest in additional laboratory personnel and related resources to support the anticipated growth in our report volumes for tests in advance of obtaining reimbursement coverage. Additionally, our gross margin percentage will continue to be negatively impacted by amortization of intangible assets associated with recent acquisitions.
Research and Development
Research and development expenses increased by $4.9 million, or 82.1%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. Approximately 51% of the increase is attributable to higher personnel costs, primarily due to expansions in headcount in support of our growth, including higher stock-based compensation expense of $0.8 million, and approximately 20% is attributable to higher costs for clinical studies, including costs related to the PERSONALize, CONNECTION and DECIDE studies. The remainder of the increase is primarily associated with meeting costs and travel expenses. We expect to continue to increase our research and development expenses as we fund ongoing evidence development for our existing products as well as additional pipeline programs.

Selling, General and Administrative
The following table provides a breakdown of SG&A expenses (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
	(unaudited)
Sales and marketing	$18,221	$9,656	$8,565
General and administrative	12,232	8,505	3,727
Total selling, general and administrative expense	$30,453	$18,161	$12,292
Sales and marketing expenses increased by $8.6 million, or 88.7%, for the three months ended March 31, 2022, compared to three months ended March 31, 2021. Approximately $5.4 million, or 63%, of the increase is attributable to higher personnel costs including salaries, bonuses and stock-based compensation. Stock-based compensation expense included in sales and marketing expense was $2.8 million for the three months ended March 31, 2022, compared to $1.5 million for the three months ended March 31, 2021. Personnel costs have increased through the expansion of our dermatology-facing commercial team headcount to the mid-60s during the first and second quarters of 2021 and through our acquisition of Cernostics in December 2021, where we hired an initial commercial team of approximately 14 outside sales territories, along with commensurate internal sales associates and other personnel, to support our launch of the TissueCypher Barrett’s Esophagus test and to serve as a dedicated team focused on gastroenterology specialists that diagnose and manage patients with BE. The remainder of the increase in sales and marketing expenses was primarily associated with training events, meetings, travel and other general increases. The higher expenses for training events and travel reflect both a higher headcount as well a return to more in-person activities resulting from the continued easing of COVID-19 restrictions. We expect sales and marketing expenses to increase in future periods as we intend to expand our outside sales territories and sales force further during 2022, as discussed under “Overview” above.
General and administrative expenses increased by $3.7 million, or 43.8%, for the three months ended March 31, 2022, compared to three months ended March 31, 2021. The increase is primarily attributable to $2.6 million in higher personnel costs including salaries, bonuses and stock-based compensation. Stock-based compensation expense included in general and administrative expense was $2.6 million for the three months ended March 31, 2022, compared to $1.4 million for the three months ended March 31, 2021. The higher personnel costs reflect expanded headcount in our administrative support functions. The remainder of the increase in general and administrative expenses was primarily associated with professional fees and other general increases.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets was $1.6 million for the three months ended March 31, 2022 and was primarily associated with amortization of developed technology attributable to the acquisitions of Myriad myPath, LLC and Cernostics in May 2021 and December 2021, respectively. There was no such amortization during the three months ended March 31, 2021.
Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration for the three months ended March 31, 2022 of $2.6 million is related to the remeasurement of the Earnout Payments associated with our acquisition of Cernostics and primarily reflects the passage of time. There was no such activity during the three months ended March 31, 2021.
Stock-Based Compensation Expense
Stock-based compensation expense, which is allocated among cost of sales, research and development expense and SG&A expense, totaled $8.4 million for the three months ended March 31, 2022, compared to $4.9 million for the three months ended March 31, 2021. We expect material increases in stock-based compensation expense in future periods, reflecting mainly higher awards outstanding due to growth in our headcount. As of March 31, 2022, we had 400 employees compared to 242 as of March 31, 2021. As of March 31, 2022, the total unrecognized stock-based compensation cost related to outstanding awards was $97.1 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 3.1 years. We expect to continue granting stock-based compensation awards, which we expect to further contribute to increases in stock-based compensation expense in future periods.

Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents and cash generated from the sale of our products. As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents of $309.0 million and $329.6 million, respectively. In addition to the revenue generated from the sale of our commercial products, we have financed our operations through our IPO in July 2019, two follow-on public offerings of common stock in June 2020 and December 2020, and a $25.0 million secured term loan credit facility, which we repaid in full in December 2020.
On December 14, 2020, we filed an automatically effective shelf registration statement on Form S-3 (File No. 333-251331) (our “Shelf Registration Statement”) with the SEC as a “well-known seasoned issuer.” The Shelf Registration Statement allows us to issue an indeterminate number or amount of common stock, preferred stock, debt securities and warrants from time to time in one or more offerings. However, there can be no assurance that we will complete any further offerings of securities under our Shelf Registration Statement. Any future offerings under our Shelf Registration Statement will be dependent upon, among other factors, market conditions, available pricing, our financial condition, investor perception of our prospects, our capital needs and our ability to maintain status as a well-known seasoned issuer. Our market capitalization as of May 6, 2022 is below the level required to maintain status as well-known seasoned issuer in the future.
As mentioned above, we expect to use a portion of our cash and cash equivalents, including any proceeds from subsequent offerings under our Shelf Registration Statement, to further support and accelerate our research and development activities, including the clinical studies noted above in “Components of the Results of Operations—Research and Development.”
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
In December 2021, we acquired Cernostics for $30.7 million in cash and in April 2022, we acquired AltheaDx, for $32.5 million in cash and $32.5 million in shares of our common stock. Under the definitive agreement to acquire Cernostics, we also agreed to pay up to an additional $50.0 million of Earnout Payments, based on the achievement of certain commercial milestones relating to the year ending December 31, 2022. With respect to AltheaDx, we agreed to pay up to an additional $75.0 million, 50% in cash and 50% in common stock, based on the achievement of certain commercial milestones relating to the years ending December 31, 2022, 2023 and 2024. Our actual liability with respect to these commercial milestone payments from our acquisitions will depend, in part, on our ability to successfully integrate the TissueCypher Barrett’s Esophagus test (acquired from Cernostics) and IDgenetix (acquired from AltheaDx) into our suite of commercial product offerings.
Since our inception, we have generally incurred significant losses and negative cash flows. For the year ended December 31, 2021 we had a net loss of $31.3 million and an accumulated deficit of $93.8 million as of December 31, 2021. For the three months ended March 31, 2022, we had a net loss of $24.6 million and an accumulated deficit of $118.4 million as of March 31, 2022. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful commercialization of our currently marketed products and the products we plan to launch in the future as well as our spending on research and development activities. We expect to incur additional expenses and losses in the future as we invest in the commercialization of our existing products, the development of our future product candidates and the commercialization of our product candidates. Further, we expect that any acquisitions of businesses, products, assets or technologies will also increase our expenses. We believe that our existing cash and cash equivalents and anticipated cash generated from the sale of our commercial products will be sufficient to fund our operations for the next twelve months. We believe we will meet longer-term expected cash requirements and obligations through a combination of existing cash and cash equivalents, anticipated cash generated from sales of our products and issuances of equity securities or debt offerings, including through our Shelf Registration Statement. However, we have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. There are numerous risks and uncertainties associated with developing genomic tests, including, among others, the uncertainty of:
•successful commencement and completion of clinical study protocols;
•successful identification and acquisition of tissue samples;
•the development and validation of genomic classifiers; and
•acceptance of new genomic tests by physicians, patients and third-party payors.

Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate our exact working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including those listed above as well as those listed in Part II, Item 1A., “Risk Factors” in this Quarterly Report on Form 10-Q.
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
Leases
We have entered into various operating and finance leases, which are primarily associated with our laboratory facilities and office space. Total undiscounted future minimum payment obligations under our operating leases and finance leases as of March 31, 2022 totaled approximately $10.3 million, of which $1.0 million is payable through the remainder of 2022 and $9.3 million through the end of 2033. The leases expire on various dates through 2033 and provide certain options to renew for additional periods. On March 11, 2022, we amended an existing lease agreement to lease additional laboratory space in Phoenix, Arizona. On April 1, 2022, we entered into a new lease agreement with an initial term of 10.5 years for laboratory and office space located in Pittsburgh, Pennsylvania. As of March 31, 2022, neither of the two leases had commenced. Upon commencement, we expect these two leases to increase our undiscounted future minimum payment obligations by a total of approximately $13.8 million.
Cash Flows
The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Net cash used in operating activities	$(21,430)	$(3,631)
Net cash used in investing activities	(402)	(750)
Net cash provided by financing activities	1,216	1,510
Net change in cash and cash equivalents	(20,616)	(2,871)
Cash and cash equivalents, beginning of period	329,633	409,852
Cash and cash equivalents, end of period	$309,017	$406,981
Operating Activities
Net cash used in operating activities was $21.4 million for the three months ended March 31, 2022, and was primarily attributable to the net loss of $24.6 million, decreases in accrued compensation of $6.9 million and increases in accounts receivable of $2.7 million, partially offset by non-cash stock compensation expense of $8.4 million, change in fair value of contingent consideration of $2.6 million and depreciation and amortization of $2.2 million.
Net cash used in operating activities was $3.6 million for the three months ended March 31, 2021, and was primarily attributable to the net loss of $4.3 million, decreases in accrued compensation of $3.9 million, increases in accounts receivable of $1.6 million and decreases in other accrued liabilities of $0.3 million, partially offset by stock compensation expense of $4.9 million and decreases in prepayments and other current assets of $1.7 million.
The $17.8 million additional net cash used in operating activities for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 is primarily due to cash requirements associated with the increases in operating expenses, the majority of which were attributable to salaries, bonuses and benefits due to our growth in headcount, as discussed in further detail under “Results of Operations—Comparison of the three months ended March 31, 2022 and 2021” above. The effect of the higher expenses on net cash used in operating activities was partially offset by the higher revenues.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2022 and 2021 consisted of purchases of property and equipment in both periods.
Financing Activities
Net cash provided by financing activities was $1.2 million for the three months ended March 31, 2022, and primarily consisted of $0.9 million in proceeds from contributions to the employee stock purchase plan and $0.4 million in proceeds from the exercise of stock options.
Net cash provided by financing activities was $1.5 million for the three months ended March 31, 2021, and primarily consisted of $1.0 million in proceeds from the exercise of stock options and $0.9 million in proceeds from contributions to the employee stock purchase plan.
Critical Accounting Estimates
During the three months ended March 31, 2022, there were no significant changes to the information discussed under “Critical Accounting Estimates” included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates fluctuations. We had cash and cash equivalents of $309.0 million as of March 31, 2022, which include bank deposits and money market funds. Due to the nature of these instruments, we believe that we have no material exposure to interest rate risk.
Our liabilities for acquisition-related contingent consideration, which is adjusted to fair value each reporting period, is also impacted by changes in interest rates. The risk-free interest rate used to estimate our weighted average cost of capital is a component of the discount rate used to calculate the present value of future cash flows due under our Earnout Payments. As a result, any changes in the underlying risk-free interest rate could result in material changes to the fair value of such liabilities and could materially impact the amount of non-cash expense (or income) recorded each reporting period.
A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
Inflation Risk
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based upon the evaluation, our Chief Executive Officer and

Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in legal proceedings arising in the ordinary course of business. We believe there is no pending or threatened litigation that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.
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
•New product development is lengthy and complex, and our revenues could be limited if we are unable to increase and support adoption of our products by both physicians and other healthcare providers.
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
•We conduct business in a heavily regulated industry and failure to comply with regulatory requirements, including those established by the CMS, and the U.S. Food and Drug Administration (“FDA”) or changes in enforcement discretion for laboratory developed tests could harm our business.
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
•Our business may be negatively impacted by cybersecurity threats, natural disasters and public health crises.
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

Risk Factors
You should consider carefully the risks described below, as well as the other information in this Quarterly Report on Form 10‑Q, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the factors described as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) are new or contain changes to the similarly titled risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2021. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
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
Due to how we recognize revenue, our quarterly revenues may not reflect our underlying business.*
We have concluded that our contracts include variable consideration because the amounts paid by Medicare or commercial health insurance carriers may be paid at less than our standard rates or not paid at all, with such differences considered implicit price concessions. Variable consideration attributable to these price concessions is measured at the expected value using the ‘‘most likely amount’’ method under ASC 606. The amounts are determined by historical average collection rates by test type and payor category taking into consideration the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as the judgment and actions of third parties. Determining variable consideration through a consideration of these factors involves a significant level of estimation uncertainty, and our estimations may turn out to be incorrect. Such variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. Variable consideration may be constrained and excluded from the transaction price in situations where there is no contractually agreed upon reimbursement coverage or in the absence of a predictable pattern and history of collectability with a payor. Variable consideration for Medicare claims that are not covered by an LCD or otherwise, including those claims undergoing appeal, is deemed to be fully constrained due to factors outside our influence (i.e., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. As a result of the timing and amount of adjustments for variable consideration, our operating results and comparisons of such results on a period-to-period basis may be difficult to understand and may not be meaningful. In addition, these fluctuations in revenue may make it difficult for us, for research analysts and for investors to accurately forecast our revenue and operating results. If our revenue or operating results fall below expectations, the price of our common stock would likely decline.
We have incurred significant losses since inception, and we may never achieve profitability.*
Since our inception, we have had a history of net losses. For the year ended December 31, 2021 we had a net loss of $31.3 million and an accumulated deficit of $93.8 million as of December 31, 2021. For the three months ended March 31, 2022, we had a net loss of $24.6 million. As of March 31, 2022, we had an accumulated deficit of $118.4 million. We cannot predict if we will achieve profitability in the near future or at all. We expect to incur losses in the future as we plan to invest significant additional funds toward the expansion of our commercial organization, the conduct of clinical utility and validity studies to support adoption of our products and the development or acquisition of additional products. We also expect significant increases in our stock-based compensation expense in future periods, reflecting higher stock option valuations as a public company and additional awards outstanding due to increased headcount. Additionally, our performance could be affected by the ongoing impacts of the ongoing COVID-19 pandemic. Due to the requirements associated with being a public company, including those associated with no longer qualifying as an emerging growth company and a smaller reporting company and becoming a large accelerated filer, we expect to continue incur significant additional legal, accounting and other expenses. We also expect that any acquisitions of businesses, assets, products or technologies will increase our expenses. These increased expenses will make it harder for us to achieve future profitability. We may also incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Quarterly Report on Form 10‑Q, adoption of our products, coverage of and reimbursement rates for our products from third-party payors, and future research and development activities. Our failure to achieve profitability in the future could cause the market price of our common stock to decline and make it more difficult or costly for us to raise additional capital.
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
If we fail to adequately staff our accounting and finance function or fail to maintain adequate internal control over financial reporting, any new or recurring material weaknesses could prevent our management from concluding our internal control over financial reporting is effective and could result in our auditor issuing an adverse opinion on our internal control over financial reporting. If we identify any future significant deficiencies or material weaknesses, the accuracy and timeliness of our financial reporting may be adversely affected, our ability to prevent material misstatements in our consolidated financial statements could be impaired, a material misstatement in our consolidated financial statements could occur and we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, which could cause our business to suffer and our stock price to decline.
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
We may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including to:
•increase our sales and marketing efforts for the DecisionDx-Melanoma, DecisionDx-SCC, DecisionDx DiffDx-Melanoma, myPath Melanoma, DecisionDx-UM, TissueCypher Barrett’s Esophagus and IDgenetix tests and address competitive developments among these or future commercial products;
•fund ongoing evidence development for our existing products as well as additional pipeline programs;
•expand our laboratory testing facility and related testing capacity;
•expand our technologies into other types of skin cancer, ocular cancer, gastrointestinal or mental health management and detection products;
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
Most of our revenue in 2021 and 2020 was derived from the sale of our lead product, DecisionDx-Melanoma. While we also derive revenue from DecisionDx-UM, DecisionDx-SCC, our CDO (which consists of myPath Melanoma and DecisionDx DiffDx-Melanoma), the TissueCypher Barrett’s Esophagus test and the IDgenetix test, we expect that the majority of our revenue for the foreseeable future will be derived from sales of DecisionDx-Melanoma. Further, we believe that our long-term commercial success will depend on our ability to develop and market additional products. Our ability to derive revenue from DecisionDx-Melanoma, DecisionDx-UM, DecisionDx-SCC, our CDO, the TissueCypher Barrett’s Esophagus test, the IDgenetix test and any future products that we commercialize or acquire is uncertain and depends on favorable coverage and reimbursement policies from government payors, such as Medicare, and from private payors, such as insurance companies. Without positive coverage policies, our products may not be reimbursed and we may not be able to recognize revenue. If we are unable to increase sales and expand coverage and reimbursement for DecisionDx-Melanoma, develop and commercialize other products, and successfully obtain coverage and adequate reimbursement for such products, our revenue and our ability to achieve profitability would be impaired, and the market price of our stock could decline substantially.
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
Following the onset of the COVID-19 pandemic, we experienced declines in orders and test report volume in certain periods. For example, in the second quarter of 2020, test reports delivered for our lead product, DecisionDx-Melanoma, decreased 18.5% compared to the second quarter of 2019. We believe these decreases in our test report volume were linked to delays and/or cancellations in patient visits, resulting in fewer diagnostic biopsies and thus a reduction in the number of diagnoses of cutaneous melanoma in response, as well as the cumulative impact on promotional responsiveness as a result of reduced sales calls per day and in-person sales calls during the ongoing COVID-19 pandemic.
Our future results will be dependent upon the extent and duration of the COVID-19 crisis, including the emergence and spread of variants of the virus, and government restrictions, which are beyond our control. Although state and local government restrictions put in place to slow the spread of the virus have been eased in certain locations, restrictions may be reinstated from time to time in various regions depending on the circumstances, potentially impacting the flow of future patient visits as well as access to our sales targets. Even with the easing of state and local restrictions and the availability of vaccinations, patient visits and diagnoses of the diseases covered by our diagnostic and prognostic test may be impacted by continued apprehension regarding possible exposure to the virus as well as a general shift from in-person clinical visits to telehealth approaches, which may result in missed or delayed diagnoses of skin cancer and other diseases.
Under legislation enacted (or that may be enacted) by the United States federal government to respond to COVID-19, we have received and may receive in the future, cash payments or other forms of assistance allocated to healthcare and other companies. The eligibility requirements for any such payments or other assistance may be subject to restrictive terms and conditions, which may be ambiguous or subject to further modification, interpretation and guidance issued by government agencies on an ongoing basis. In the event we fail to comply with any of the terms or conditions associated with a payment we receive or if the terms and conditions or related interpretations change, we may be required to return it. The receipt of government payments or other assistance during the COVID-19 crisis has generated negative publicity for some companies and may continue to generate negative publicity for companies in the future. If we receive any negative publicity as a result of receiving or accepting a government payment or other assistance, such as the $1.9 million in provider relief funds we received from The U.S. Department of Health and Human Services (“HHS”) on April 16, 2020, it could harm our reputation, trigger a review or audit by applicable government agencies and/or adversely impact our stock price.
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
We use standard industry billing codes, known as Current Procedural Terminology, codes, to bill for our products. If these codes were to change, there is a risk of an error being made in the claim adjudication process. Such errors can occur with claims submission, third-party transmission or in the processing of the claim by the payor. Claim adjudication errors may result in a delay in payment processing or a reduction in the amount of the payment we receive.
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
Additionally, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) requires providers and suppliers to report and return any overpayments received from government payors under the Medicare and Medicaid programs within 60 days of identification. Failure to identify and return such overpayments exposes the provider or supplier to liability under federal false claims laws. These billing complexities, and the related uncertainty in obtaining payment for our products, could negatively affect our revenue and cash flow, our ability to achieve profitability, and the consistency and comparability of our results of operations.
In addition to the complexities noted above, we rely upon a third-party software application in the administration of our billing and collection process. Any significant disruption or deficiency in the design of our billing process could adversely impact our ability to generate and send invoices, calculate revenues, track payments and collect our accounts receivable. Although to date we have not experienced any disruptions or identified any deficiencies with our billing system, there can be no assurances that any disruptions or deficiencies will not occur in the future. Additionally, any failure in the design or operation of our internal controls related to our billing and collection processes could adversely impact our ability to conclude on the effectiveness of our internal control over financial reporting and could cause our auditor to issue an adverse opinion on our internal control over financial reporting.
We rely on third parties for tissue sample collection, preparation and delivery. Any defects in sample collection or preparation by such third parties and any delays in delivery of such samples could cause errors in our test reports and delay our ability to deliver test reports in a timely manner, which could significantly harm our business.*
The tissue samples that we test are biopsied, preserved, prepared and delivered to us by third parties, including dermatopathologists and laboratory facilities. As such, we rely on these third parties to prepare, label and deliver the tissue samples that we test in compliance with applicable laws and guidelines, and in a timely manner. Therefore, the accuracy and correctness of the test reports that we deliver are dependent on proper chain of custody and appropriate methods of sample collection or preparation utilized by these third parties, and our ability to timely deliver reports is dependent upon the ability of these third parties to provide these samples to us in a timely manner. The ability of these third parties to provide these samples to us in a timely manner could be delayed by events beyond our control, including but not limited to natural disasters and public health epidemics, such as the COVID-19 pandemic. Any errors in any part of the sample collection or preparation process could cause us to deliver incorrect test reports, potentially resulting in harm to patients whose physicians implement a change in treatment decisions based upon our test report. If we are unable to timely deliver test reports, physicians may be less likely to recommend and order our products. The occurrence of any of the foregoing could significantly harm our reputation and our results of operations, causing significant harm to our business.
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
While we have a business continuity plan in place, and have an additional laboratory facility in close proximity to our primary facility to support our growth and provide certain operational redundancy, our facilities and the equipment we use to perform our testing and research and development could be unavailable or costly and time-consuming to repair or replace. It would be difficult, time-consuming and expensive to rebuild our facilities, to locate and qualify a new facility, replace certain pieces of equipment or license or transfer our proprietary technology to a third-party, particularly in light of licensure and accreditation requirements. Even in the unlikely event that we are able to find a third party with such qualifications to enable us to resume our operations, we may be unable to negotiate commercially reasonable terms.
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
•our ability to obtain and maintain adequate reimbursement from third-party payors, including Medicare, Medicare Advantage plans and BlueCross BlueShield plans, which accounted for an aggregate of approximately 92% and 93% of our total revenue for the years ended December 31, 2021, and 2020, respectively;
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
We continually seek to develop new product offerings, which requires us to devote considerable resources to research and development. Before we can commercialize a new pipeline product, we will need to expend significant resources in order to conduct substantial research and development, including clinical utility and validity studies, and further develop and scale our laboratory processes and infrastructure to accommodate additional products. For example, in 2021, we launched our innovative pipeline to develop a genomic test aimed at predicting response to systemic therapy in patients with moderate to severe psoriasis, atopic dermatitis and related inflammatory skin conditions. We have initiated a 4,800 patient, prospective, multi-center clinical study to develop and validate this inflammatory skin disease pipeline test with the expectation of having initial validation and development data in 2023 and in launching this pipeline test by the end of 2025.
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
We may experience limits on our revenue if we are unable to increase and support adoption of our products by physicians and other healthcare providers.*
Physicians and other healthcare providers may be unwilling to adopt our products due to their reliance on existing traditional clinical and pathology staging criteria and our ability to generate revenue from our products would be significantly impaired if we were unable to educate physicians, healthcare providers, patients and third-party payors about the benefits and advantages of our products. The COVID-19 crisis has impacted our in-person healthcare interactions, such as field-based sales and medical affairs, and we have had to convert visits, programs and projects to be performed online and by telephone. Although our in-person healthcare interactions have returned to more normal levels, they may become subject to restrictions or cancellations from time to time, due to the uncertainties surrounding the duration, extent and ongoing impacts of the COVID-19 crisis, possibly impacting the effectiveness of our efforts. We will need to continue to educate physicians and pathologists about the benefits and cost-effectiveness of our products through published papers, presentations at scientific conferences, one-on-one marketing efforts by our sales force and one-on-one education by our medical affairs team. However, physicians and other healthcare providers may be reluctant to adopt our products in circumstances where our products are not incorporated into the current standard of care or practice guidelines. For example, while clinical utility of DecisionDx-Melanoma has been demonstrated in peer-reviewed publications, the SLNB surgery is the most widely used staging tool for determining a cutaneous melanoma patient’s metastatic risk. Whether healthcare providers adopt DecisionDx-Melanoma as a complementary or triage diagnostic method relative to the SLNB surgery will depend on our ability to increase awareness of DecisionDx-Melanoma and its clinical validation.

In addition, all of our testing services are performed by our certified laboratory located in Phoenix, Arizona, under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) rather than by local laboratory or pathology practices. Accordingly, it may be difficult for us to collect samples from pathologists, and pathologists may be reluctant to support our testing services.
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

The sizes of the markets for our current and future products have not been established with precision and may be smaller than we estimate.*
Our estimates of the total addressable markets for the DecisionDx-Melanoma, DecisionDx-UM, DecisionDx-SCC, myPath Melanoma, DecisionDx DiffDx-Melanoma, TissueCypher for BE and IDgenetix tests are based on a number of internal and third-party estimates, including, without limitation, the annual rate of patients with the applicable indications, the list price of our products relative to the reimbursement we expect to receive from third-party payors and the assumed prices at which we can sell our products in markets that have not been established. For example, we estimate that the total addressable market for DecisionDx-Melanoma is approximately $540 million, which is based, in part, on our review of multiple publications which show that diagnosis of melanoma is underreported by 30% to 72%. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our current or future products may prove to be incorrect. If the actual number of patients who would benefit from our products, the price at which we can sell future products, or the annual total addressable market for our products is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business.
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
Our claims for reimbursement from third-party payors may be denied upon submission, and we may need to take additional steps to receive payment, such as appealing the denials. Such appeals and other processes are time-consuming and expensive and may not result in payment. Third-party payors may perform audits of historically paid claims and attempt to recoup funds years after the funds were initially distributed if the third-party payors believe the funds were paid in error or determine that our products were medically unnecessary. If a third-party payor audits our claims and issues a negative audit finding, and we are not able to overturn the audit findings through appeal, the recoupment may result in a material adverse effect on our revenue.

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
Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. Variable consideration for Medicare claims that are not covered by an LCD or otherwise, including those claims undergoing appeal, is deemed to be fully constrained due to factors outside our influence (i.e., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. For these fully constrained claims, we generally recognize revenue in the period the uncertainties are resolved, if favorable. In June 2017 we submitted to the Office of Medicare Hearings and Appeals (“OMHA”) a request to participate in an appeal program developed with the intent of providing appellants a means to have large volumes of claim disputes adjudicated at an accelerated rate. We submitted 2,698 DecisionDx-Melanoma claims dating from 2013 through spring 2017 for adjudication on a consolidated basis. In March 2020, OMHA issued a decision denying payment on all of these claims. In accordance with ASC 606 and consistent with prior periods, we have not recognized (fully constrained the variable consideration) any revenues attributable to these claims in our consolidated financial statements pending the outcome of this matter. We have appealed this decision, but there can be no assurances regarding the timing or the outcome of this or any other appeal decision. Due to potential future changes in Medicare coverage policies and appeal cycles, insurance coverage policies, contractual rates and other trends in the reimbursement of our tests, our revenues may fluctuate significantly from period to period.
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
Palmetto, the MAC responsible for administering MolDX, the program that assesses molecular diagnostic technologies, issued a final LCD for DecisionDx-Melanoma, which became effective on December 3, 2018, and issued a final expanded LCD effective November 22, 2020. This LCD provides for coverage of DecisionDx-Melanoma for certain SLNB-eligible patients with cutaneous melanoma tumors with clinically negative sentinel node basins who are being considered for SLNB to determine eligibility for adjuvant therapy. The final expanded LCD also covers use of DecisionDx-Melanoma by physicians for assessment of appropriate treatment plans, regardless of the decision to undergo or avoid the SLNB surgery. Similarly, Palmetto issued a final LCD for DecisionDx-UM effective July 10, 2017. This LCD provides for coverage of DecisionDx-UM to determine metastatic risk in connection with the management of a patient’s newly diagnosed uveal melanoma and to guide surveillance and referral to medical oncology for those patients. We worked with Palmetto to obtain these positive coverage decisions through the submission of a detailed dossier of analytical and clinical data to substantiate that the tests meet Medicare’s medical necessity requirements. Per their joint operating agreement, Noridian, the MAC responsible for administering claims for laboratory services performed in Arizona, has adopted the same coverage policy as Palmetto for DecisionDx-UM and DecisionDx-Melanoma. This coverage process is lengthy, time-consuming, has changed over time, may change in the future and requires significant dedication of resources, and as we develop new products, we may be unsuccessful in receiving LCD determinations for those products or in maintaining our current LCDs. On a periodic basis, CMS requests bids for its MAC services, and MAC jurisdictions have changed in the past. A change in our MAC, or future changes in the MolDX program, the elimination of the program, or a change in the administrator of that program, may affect our ability to obtain Medicare coverage and reimbursement for products for which we have coverage, for products for which we do not yet have coverage, or for any products we may launch in the future, or delay payments for our tests.
Under Medicare, payment for products like ours is generally made under the CLFS with payment amounts assigned to specific procedure billing codes. In April 2014, Congress passed the Protecting Access to Medicare Act of 2014 (“PAMA”) which included substantial changes to the way in which clinical laboratory services are paid under Medicare. Under PAMA, certain laboratories are required to report to CMS commercial third-party payor payment rates and volumes for each test they perform. CMS uses this data to calculate a weighted median payment rate for each test, which will be used to establish revised Medicare CLFS reimbursement rates for the test. Laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. We bill Medicare for our products, and therefore we are subject to reporting requirements under PAMA.

In the second quarter of 2020, we submitted our technical assessment dossier for DecisionDx-SCC to Palmetto and Noridian. The dossier was accepted as complete in the third quarter of 2020. In early 2021, we submitted our technical assessment dossier for DecisionDx DiffDx-Melanoma. The dossier was accepted as complete in the first quarter of 2021. We are unable to predict when draft LCDs for DecisionDx-SCC and DecisionDx DiffDx-Melanoma will be posted and there is no assurance that any draft or final LCD will match our expectations, be posted in a timeframe consistent with our historical experience or will be posted at all.
In the second quarter of 2021, Palmetto and the other MACs that participate in the MolDX program each released a revised draft LCD for DecisionDx-Melanoma. The draft LCD includes commentary about two publications regarding the clinical utility of GEP tests and includes an assessment stating that the new data is not sufficient to change the coverage criteria. There was an open public comment period, and we submitted comments in support of Medicare coverage. The comment period ended on August 8, 2021. Potential outcomes following the public comment period include the posting of a final LCD consistent with the draft LCD, issuing a final LCD with coverage changes or not issuing a final LCD at all. We are unable to predict the ultimate outcome of this matter.
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
Our products are currently marketed as laboratory developed tests, and any changes in regulations or the FDA’s enforcement discretion for laboratory developed tests, or violations of regulations by us, could adversely affect our business, prospects, results of operations or financial condition.*
The diagnostics industry is highly regulated, and we cannot assure you that the regulatory environment in which we operate will not change significantly and adversely in the future. In many instances, there are no significant regulatory or judicial interpretations of these laws and regulations. Although the FDA has statutory authority to assure that medical devices are safe and effective for their intended uses, the FDA has generally exercised its enforcement discretion and not enforced applicable regulations with respect to in vitro diagnostics that are designed, manufactured and used within a single laboratory. These tests are referred to as laboratory developed tests (“LDTs”). We currently market our products as LDTs.
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
If the FDA begins to actively regulate our diagnostic products, we may be required to obtain premarket clearance under Section 510(k) of the U.S. Federal Food, Drug and Cosmetic Act (“FDCA”) or a premarket approval (“PMA”). The process for submitting a 510(k) premarket notification and receiving FDA clearance usually takes from three to 12 months, but it can take significantly longer and clearance is never guaranteed. The process for submitting and obtaining FDA approval of a PMA is much more costly, lengthy and uncertain. It generally takes from one to three years or even longer, and approval is not guaranteed. PMA approval typically requires extensive clinical data and can be significantly longer, more expensive and more uncertain than the 510(k) clearance process. Despite the time, effort and expense expended, there can be no assurance that a particular device ultimately will be cleared or approved by the FDA through either the 510(k) clearance process or the PMA process on a timely basis, or at all. Moreover, there can be no assurance that any cleared or approved labeling claims will be consistent with our current claims or adequate to support continued adoption of and reimbursement for our products. If premarket review is required for some or all of our products, the FDA may require that we stop selling our products pending clearance or approval, which would negatively impact our business. Even if our products are allowed to remain on the market prior to clearance or approval, demand or reimbursement for our products may decline if there is uncertainty about our products, if we are required to label our products as investigational by the FDA, or if the FDA limits the labeling claims we are permitted to make for our products. As a result, we could experience significantly increased development costs and a delay in generating additional revenue from our products, or from other pipeline products.
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
•federal and state Occupational Safety and Health Administration rules and regulations; and
•the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and similar state data privacy laws.
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
In order to test specimens from New York, LDTs must be approved by the New York State Department of Health (“NYSDOH”) on a test-by-test basis before they are offered. Our laboratory director must also be separately qualified to be a laboratory director in New York. DecisionDx-Melanoma, DecisionDx-UM, DecisionDx-PRAME, DecisionDx-SCC and DecisionDx DiffDx-Melanoma have each been formally approved. Our laboratory director has been qualified by NYSDOH. We are subject to periodic inspection by the NYSDOH and are required to demonstrate ongoing compliance with NYSDOH regulations and standards. To the extent NYSDOH identified any non-compliance and we are unable to remedy such non-compliance, the State of New York could withdraw approval for our products. We will need to seek NYSDOH approval of any future LDTs we develop and want to offer for clinical testing to New York residents, and there can be no assurance that we will be able to obtain such approval.
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
Doing business with the public sector, including the U.S. government, subjects us to risk of audits, investigations, sanctions and penalties.*
We have entered into, and may enter into in the future, contracts with the U.S. government or other governmental entities, and this subjects us to statutes and regulations applicable to companies doing business with the government. Government contracts normally contain additional requirements that may increase our costs of doing business, reduce our profits (or increase our losses) and expose us to liability for failure to comply with these terms and conditions. Such requirements may include mandatory socioeconomic compliance requirements, including labor requirements, non-discrimination and affirmative action programs and environmental compliance requirements. Being a government contractor also subjects us to reviews, audits and investigations regarding our compliance. If we fail to comply with our obligations associated with being a government contractor, our contracts may be subject to termination, and we may be subject to financial and/or other liability under our contracts, which could adversely affect our results of operations.
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
From time to time, we may publicly disclose preliminary or topline data from our clinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical studies. Interim data from clinical studies that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our reputation and marketing efforts.
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
For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021, and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.
On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect through 2031, unless additional Congressional action is taken. The CARES Act and other COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020, through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Further, Congress is considering additional health reform measures as part of other reform initiatives.
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
•the federal Anti-Kickback Statute (“AKS”), which prohibits, among other things, any person or entity from knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and

Medicaid programs. The term ‘‘remuneration’’ has been broadly interpreted to include anything of value, such as specimen collection materials or test kits. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, however these are drawn narrowly. Additionally, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and monetary penalties of up to $100,000 for each violation, plus up to three times the remuneration involved, imprisonment of up to ten years and exclusion from government healthcare programs. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal False Claims Act (“FCA”);
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
•the Eliminating Kickbacks in Recovery Act of 2018 (“EKRA”) prohibits payments for referrals to recovery homes, clinical treatment facilities, and laboratories. EKRA’s reach extends beyond federal healthcare programs to include private insurance (i.e., it is an “all payor” statute). For purposes of EKRA, the term “laboratory” is defined broadly and without reference to any connection to substance use disorder treatment. The law includes a limited number of exceptions, some of which closely align with corresponding federal Anti-Kickback Statute exceptions and safe harbors, and others that materially differ;
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
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their implementing regulations, which imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon entities subject to the law, such as health plans, healthcare clearinghouses and certain healthcare providers, known as covered entities, and their respective business associates, individuals or entities that perform services for them that involve individually identifiable health information as well as their covered subcontractors. Failure to comply with the HIPAA’s obligations can result in civil monetary penalties, and, in certain circumstances, criminal penalties. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions;
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
•state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may impose similar or more prohibitive restrictions, and may apply to items or services reimbursed by any non-governmental third-party payors, including private insurers; and
•federal, state and foreign laws that govern the privacy and security of health information in certain circumstances, including state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts.
As a clinical laboratory, our business practices may face additional scrutiny from government regulatory agencies such as the Department of Justice, the U.S. Department of Health and Human Services Office of Inspector General (“OIG”) and CMS. Certain arrangements between clinical laboratories and referring physicians have been identified in fraud alerts issued by the OIG as implicating the AKS. The OIG has stated that it is particularly concerned about these types of arrangements because the choice of laboratory, as well as the decision to order laboratory tests, typically are made or strongly influenced by the physician, with little or no input from patients. Moreover, the provision of payments or other items of value by a clinical laboratory to a referral source could be prohibited under the Stark Law unless the arrangement meets all criteria of an applicable exception. The government has been active in enforcement of these laws as they apply to clinical laboratories.
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
These obligations may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal information on our behalf. In addition, these obligations may require us to change our business model or to take on more onerous obligations in our contracts. Although we endeavor to comply with all applicable obligations, we may, at times, fail or be perceived to have failed to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely on may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. Failure or perceived failure to comply with these obligations could result in significant consequences, including but not limited to government enforcement actions (which could include civil, criminal, and administrative penalties), private litigation, additional reporting requirements and/or oversight, bans on processing personal information, and orders to destroy or not use personal information. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: increase our cost of providing our services, decrease demand for our services, reduce our revenue, interrupt our business operations, limit our ability to develop our services, expenditure of time and resources to defend any claim or inquiry, and adverse publicity.
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
Our patent portfolio as of December 31, 2021 includes 12 issued U.S. patents and ten pending U.S. patent applications, with foreign counterparts. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable tests or services, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our future patented technologies. We may not be successful in defending any such challenges made against our patents or patent applications. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents and increased competition to our business. Even if our patents are held valid and enforceable, they may still be found insufficient to provide protection against competing products and services sufficient to achieve our business objectives. We may have to challenge the patents or patent applications of third parties, such as to counter infringement or unauthorized use. In addition, in an infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, or may refuse to enjoin the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. Even if we prevail against an infringer in a U.S. district court or foreign trial-level court, there is always the risk that the infringer will file an appeal and the initial court judgment will be overturned at the appeals court and/or that an adverse decision will be issued by the appeals court relating to the validity or enforceability of our patents. The outcome of patent litigation or other proceeding can be uncertain, and any attempt by us to enforce our patent rights against others or to challenge the patent rights of others may not be successful, or, if successful, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business.
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
Changes in patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.*
As is the case with other life sciences companies, our success is heavily dependent on intellectual property, particularly patents relating to our research programs and products. Obtaining and enforcing patents in the life sciences industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States or the United States Patent and Trademark Office (“USPTO”) rules and regulations could increase these uncertainties and costs. Patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act (“AIA”), signed into law on September 16, 2011, could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The AIA includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent in USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. For applications filed after March 15, 2013 that do not claim the benefit of applications filed before that date, the AIA transitioned the United States from a first to invent system to a first-inventor-to-file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications, our ability to obtain future patents, and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Our in-licensed intellectual property has been discovered through government funded programs and thus may be subject to federal regulations such as ‘‘march-in’’ rights, certain reporting requirements and a preference for U.S.-based companies, and compliance with such regulations may limit our exclusive rights, and limit our ability to contract with non-U.S. manufacturers.*
Intellectual property rights that have been in-licensed pursuant to the License Agreement, with The Washington University in St. Louis, Missouri (“WUSTL”) have been generated through the use of U.S. government funding, and are therefore subject to certain federal regulations. As a result, the United States federal government may retain certain rights to intellectual property embodied in our current or future product candidates under the Bayh-Dole Act. These federal government rights include a ‘‘nonexclusive, nontransferable, irrevocable, paid-up license’’ to use inventions for any governmental purpose. The Bayh-Dole Act also provides federal agencies with ‘‘march-in rights.’’ March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a ‘‘nonexclusive, partially exclusive, or exclusive license’’ to a ‘‘responsible applicant or applicants’’ if it determines that (1) adequate steps have not been taken to commercialize the invention, (2) government action is necessary to meet public health or safety needs or (3) government action is necessary to meet requirements for public use under federal regulations. If the patent owner refuses to do so, the government may grant the license itself.
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
•find alternative suppliers for non-infringing technologies, which could be costly and create significant delay; or
•relinquish rights associated with one or more of our patent claims if our claims are held invalid or otherwise unenforceable.
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
In addition to pursuing patents on our technology, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We take steps to protect our trade secrets, in part, by entering into agreements, including confidentiality agreements, non-disclosure agreements and intellectual property assignment agreements, with our employees, consultants, academic institutions, corporate partners and, when needed, our advisers. However, we cannot be certain that such agreements have been entered into with all relevant parties, and we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. For example, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and once disclosed, we are likely to lose trade secret protection and may not be able to obtain adequate remedies for such breaches. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure. If we are required to assert our rights against such party, it could result in significant cost and distraction.
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
If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.*
We have not yet registered certain of our trademarks in all of our potential markets, although we have registrations for, among others, the DecisionDx DiffDx-Melanoma, DecisionDx-UM, DecisionDx-Melanoma, DecisionDx-SCC, myPath Melanoma, TissueCypher Barrett’s Esophagus and the IDgenetix tests in the United States. Our current or future registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or descriptive determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During trademark registration proceedings, we may receive rejections. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. In addition, third parties have used trademarks similar and identical to our trademarks in foreign jurisdictions and have filed or may in the future file for registration of such trademarks. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to market our products in those countries. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Although these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names.

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
We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.*
We have experienced significant revenue growth in a short period of time. We may not achieve similar growth rates in future periods. You should not rely on our operating results for any prior periods as an indication of our future operating performance. To effectively manage our anticipated future growth, we must continue to maintain and enhance our financial, accounting, human resources, laboratory operations, customer support and sales administration systems, processes and controls. Failure to effectively manage our anticipated growth could lead us to over-invest or under-invest in development, operational and administrative infrastructure, result in weaknesses in our infrastructure, systems, or internal controls, give rise to operational mistakes, losses, loss of customers, productivity or business opportunities, and result in loss of employees and reduced productivity of remaining employees.
We also anticipate further growth in our business operations. For example, since May 2021, we have completed the acquisitions of Myriad myPath Laboratory, Cernostics and AltheaDx, each of which we expect will contribute to our future growth. These acquisitions and other future growth could create strain on our organizational, administrative and operational infrastructure, including laboratory operations, quality control, customer service and sales organization management. We expect to continue increasing our headcount and hire more specialized personnel in the future as we grow our business and expand our product offerings. We will need to continue to hire, train and manage additional qualified scientists, laboratory personnel, client and account services personnel, and sales and marketing staff and improve and maintain our technology to effectively manage our growth. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees or if we are not successful in retaining our existing employees, our business may be harmed.
In addition, our anticipated growth could require significant capital expenditures and might divert financial resources from other projects such as the development of new diagnostic tests and services. As we commercialize additional diagnostic and prognostic tests, we may need to incorporate new equipment, implement new technology systems, or hire new personnel with different qualifications. Failure to manage this growth or transition could result in turnaround time delays, higher costs, declining quality, deteriorating customer service, and slower responses to competitive challenges. A failure in any one of these areas could make it difficult for us to meet market expectations for our products and could damage our reputation and the prospects for our business.
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
We may engage in strategic transactions, such as the acquisition of businesses, assets, products or technologies, which could be disruptive to our existing operations, divert the attention of our management team and adversely impact our liquidity, cash flows, financial condition and results of operations.*
From time to time, we may consider strategic opportunities and engage in transactions such as acquisitions of businesses, assets, products or technologies, as well as technology licenses or investments in complementary businesses. For example, in May 2021, December 2021 and April 2022, we completed the acquisitions of the Myriad myPath Laboratory, Cernostics and AltheaDx, respectively. These and any other strategic acquisition transactions may entail numerous operational and financial risks, including:
•delays, difficulties and higher than expected costs associated with integration activities, such as those involving operational processes, regulatory and licensure compliance, personnel and information technology systems;
•disruption of our existing business operations and diversion of management’s time, focus and attention;
•decreases in our liquidity and operating cash flows, increases in our overall operating costs, substantial amounts of amortization expense, increased capital expenditure requirements and non-recurring charges, including possible impairments of acquired assets and losses on the remeasurement of contingent consideration;
•incurrence of substantial debt or dilutive issuances of equity securities, the assumption of additional liabilities and exposure to unknown liabilities;
•inability to retain key personnel of any acquired businesses; and
•failure to realize any of the anticipated revenues, synergies, efficiencies or other benefits of a transaction within our estimated time frame or at all.
With regard to our acquisitions of the Myriad myPath Laboratory, Cernostics and AltheaDx, actual results may differ materially from our plans and expectations. For example, there can be no assurances regarding our ability to successfully scale and integrate the myPath Melanoma, TissueCypher Barrett’s Esophagus and the IDgenetix tests into our commercial offerings and the ability of the combined strengths of Castle, the Myriad myPath Laboratory, Cernostics or AltheaDx to position us for continued growth and success as a leader in the diagnostics space. Further, there are inherent execution and business risks associated with managing the integration and growth objectives of more than one acquisition at the same time and such circumstances may have the effect of heightening the operational and financial risks related to acquisitions noted above and the other risks described in this “Risk Factors” section.
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
If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.
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
•natural disasters, political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and
•regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act (“FCPA”) its books and records provisions, or its anti-bribery provisions.
Any of these factors could significantly harm our future international expansion and operations and, consequently, our revenue and results of operations.
Requirements associated with being a public company will continue to increase our costs as well as divert significant company resources and management attention.*
We are subject to the reporting requirements of the Exchange Act or the other rules and regulations of the SEC and any securities exchange relating to public companies. Sarbanes-Oxley, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory ‘‘say on pay’’ voting requirements that now apply to us since we are no longer an emerging growth company effective December 31, 2021. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management. We cannot assure you that we will satisfy our obligations as a public company on a timely basis.
We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We were previously afforded exemptions from certain public company reporting requirements and were permitted to apply scaled disclosure requirements as a result of our status as an emerging growth company and a smaller reporting company, respectively. Effective December 31, 2021, we ceased to be an emerging growth company and beginning with this Quarterly Report on Form 10-Q are no longer permitted to take advantage of the scaled disclosures available to a smaller reporting company. If we are unable to comply with these requirements on a timely basis or if the attention of our management and personnel is diverted from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. The increased costs will increase our net loss or decrease our net income, and may require us to reduce costs in other areas of our business or increase the prices of our products. In addition, as we expand, it may be more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified personnel to serve on our board of directors, our board committees or as executive officers.
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
Risks Related to Ownership of Our Common Stock
The price of our common stock may be volatile or may decline regardless of our operating performance, and you may lose all or part of your investment.*
The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
For example, following our April 4, 2022 announcement of our entry into a definitive agreement to acquire AltheaDx, our stock price decreased 16.5% the next day and experienced further declines in the days that followed. In addition, the stock market in general, and diagnostic and life sciences companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our securities, regardless of our actual operating performance. In the past, stockholders of other companies have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.
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
Certain of our stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We filed such a registration statement in January 2022 to register the resale of shares of our common stock issuable in connection with our acquisition of Cernostics in December 2021. We also expect to file a registration statement to register the resale of shares of our common stock that were issued and that may be issuable in connection with our acquisition of AltheaDx in April 2022. We have registered shares of common stock that we have issued and may issue under our employee equity incentive plans. As a result, these shares will be able to be sold freely in the public market upon issuance.
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

We have and may continue to enter into related party transactions that create conflicts of interest, or the appearances of conflicts of interest, which may harm our business and cause our stock price to decline.*
We have entered into related party transactions that create conflicts of interest between our interests and the interests of our directors and executive officers. For example, we employ three children and a brother-in-law of Derek J. Maetzold, our President and Chief Executive Officer, three children and a son-in-law of Kristen M. Oelschlager, our Chief Operating Officer, and the son of Tobin W. Juvenal, our Chief Commercial Officer, in each case in non-officer positions. Additionally, Derek J. Maetzold and Daniel M. Bradbury, the chairperson of our board of directors, each served on the board of directors of AltheaDx, a commercial-stage molecular diagnostics company that we acquired in April 2022. Further, each of the following individuals was a direct or indirect beneficial owner of AltheaDx securities and received consideration in the transaction: Mr. Bradbury; Mr. Maetzold; Thomas Sullivan, John Maetzold and Peter Maetzold, immediate family members of Mr. Maetzold; Frank Stokes, our Chief Financial Officer; Tobin Juvenal, our Chief Commercial Officer; Kristen Oelschlager, our Chief Operating Officer; and Joshua Albers and Allysa Topel, immediate family members of Ms. Oelschlager.
These types of related party arrangements are required to be disclosed in our annual proxy statement and/or in the notes to our consolidated financial statements based on certain criteria. We may engage in other transactions in the future involving our executive officers, directors and their family members and/or entities which they control or are affiliated, which could cause individuals in our management to seek to advance their economic interests or the economic interests of certain related parties above ours. Although we have a written policy on related party transactions that involves independent review and oversight by the audit committee of our board of directors, there can be no assurances that conflicts of interest will not exist, or that we will be able to adequately address or mitigate any actual or perceived conflicts of interest, and stockholders, analysts, proxy advisory firms, the news media and other parties may view these transactions as representing conflicts of interest or as otherwise inappropriate, which may result in negative public perception and reputational harm, and could impair our ability to enter into new customer relationships or attract and retain employees. Potential, perceived and actual conflicts of interest could cause investors to question the independence of our management, the adequacy and effectiveness of our disclosure controls and procedures or the integrity of our corporate governance procedures and compensation practices, which could have a material adverse effect on the trading price of our common stock and our business, financial condition and results of operations.
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
The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.*
Based upon shares outstanding as of March 31, 2022, our executive officers, directors and the known holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 26% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.
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
•require that any action to be taken by our stockholders must be effected at a duly called annual or special meetings of stockholders and not be taken by written consent;
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
•provide that special meetings of our stockholders may be called only by the chairperson of the board, our Chief Executive Officer or by the board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors;
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
These and other provisions in our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including delay or impede a merger, tender offer or proxy contest involving our company. The existence of these provisions could negatively affect the price of our common stock and limit opportunities for you to realize value in a corporate transaction.
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
There has been no material change in our planned use of the net proceeds from the IPO as described in the final prospectus filed with the SEC on July 26, 2019, relating to our Registration Statements on Form S-1 (File Nos. 333-232369 and 333-232796).
Since the effective date of our registration statement through March 31, 2022, we have not used any of the net proceeds from the IPO. Pending such uses, we have invested, and plan to continue to invest, the balance of the net proceeds from the IPO in cash and cash equivalent securities or highly liquid investment securities.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description of document
2.1#+
Agreement and Plan of Merger, dated October 18, 2021, by and among the Registrant, Space Merger Sub, Inc., Cernostics, Inc., and Shareholder Representative Services LLC, incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, as amended, originally filed with the SEC on December 6, 2021.

2.2#+
Agreement and Plan of Merger, dated April 4, 2022, by and among the Registrant, AltheaDx, Inc., Acorn Merger Sub, Inc. and Fortis Advisors LLC, incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2022.

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

10.1†
Non-Employee Director Compensation Policy, as amended effective January 28, 2022, incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 28, 2022.

10.2
Fourth Amendment to Standard Office Lease, dated March 11, 2022, by and between the Registrant and Alturas Siete I, LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 17, 2022.

10.3*#	Lease Agreement, dated April 1, 2022, by and between the Registrant and ACA Concourse East Unit 3 LLC.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).
_____________________________________
*    Filed herewith
**    Furnished herewith.
#    Schedules and exhibits to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request; provided, however, that we may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule or exhibit so furnished.
+ Pursuant to Item 601(b)(2) of Regulation S-K, certain portions of this exhibit have been omitted (indicated by “[***]”) because we have determined that the information is not material and is the type that we treat as private or confidential. In addition, certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request; provided, however, that we may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule or exhibit so furnished.
† Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLE BIOSCIENCES, INC.

Date:	May 9, 2022	By:	/s/ Derek J. Maetzold
Derek J. Maetzold President and Chief Executive Officer (Principal Executive Officer)

Date:	May 9, 2022	By:	/s/ Frank Stokes
Frank Stokes Chief Financial Officer (Principal Financial and Accounting Officer)