Form 10-Q
period 2022-06-30
CASTLE BIOSCIENCES INC
filed 2022-08-08
CIK 1447362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2022, there were 26,296,968 shares of common stock, $0.001 par value per share, issued and outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$273,166	$329,633
Accounts receivable, net	22,606	17,282
Inventory	3,365	2,021
Prepaid expenses and other current assets	5,775	4,807
Total current assets	304,912	353,743
Long-term accounts receivable, net	1,367	1,308
Property and equipment, net	11,203	9,501
Operating lease assets	7,004	7,383
Goodwill and other intangible assets, net	132,671	88,922
Other assets – long-term	1,223	1,715
Total assets	$458,380	$462,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,281	$2,546
Accrued compensation	14,850	15,483
Operating lease liabilities	1,211	1,179
Other accrued and current liabilities	8,177	5,678
Total current liabilities	27,519	24,886
Noncurrent portion of contingent consideration	1,949	18,287
Noncurrent operating lease liabilities	6,480	6,900
Deferred tax liability	614	635
Other liabilities	158	124
Total liabilities	36,720	50,832
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized as of June 30, 2022 and December 31, 2021; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 26,292,299 and 25,378,520 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	26	25
Additional paid-in capital	541,672	505,482
Accumulated deficit	(120,038)	(93,767)
Total stockholders’ equity	421,660	411,740
Total liabilities and stockholders’ equity	$458,380	$462,572
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
NET REVENUES	$34,838	$22,758	$61,690	$45,571
OPERATING EXPENSES AND OTHER OPERATING INCOME
Cost of sales (exclusive of amortization of acquired intangible assets)	7,686	3,697	13,630	6,725
Research and development	11,926	6,793	22,687	12,701
Selling, general and administrative	37,498	20,822	67,951	38,983
Amortization of acquired intangible assets	2,097	256	3,745	256
Change in fair value of contingent consideration	(20,398)	—	(17,836)	—
Total operating expenses, net	38,809	31,568	90,177	58,665
Operating loss	(3,971)	(8,810)	(28,487)	(13,094)
Interest income	370	24	400	28
Interest expense	(4)	—	(7)	—
Loss before income taxes	(3,605)	(8,786)	(28,094)	(13,066)
Income tax (benefit) expense	(1,957)	5	(1,823)	5
Net loss and comprehensive loss	$(1,648)	$(8,791)	$(26,271)	$(13,071)

Loss per share, basic and diluted	$(0.06)	$(0.35)	$(1.02)	$(0.52)

Weighted-average shares outstanding, basic and diluted	26,064	25,091	25,746	25,002

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2021	—	$—	24,812,487	$25	$478,162	$(62,496)	$415,691
Adoption of ASU No. 2016-02	—	—	—	—	—	21	21
Stock compensation expense	—	—	—	—	4,913	—	4,913
Exercise of common stock options	—	—	171,315	—	991	—	991
Issuance of common stock under the employee stock purchase plan	—	—	70,711	—	1,233	—	1,233
Public offering of common stock, adjustment to offering costs	—	—	—	—	39	—	39
Net loss	—	—	—	—	—	(4,280)	(4,280)
BALANCE, MARCH 31, 2021	—	$—	25,054,513	$25	$485,338	$(66,755)	$418,608
Stock compensation expense	—	—	—	—	4,766	—	4,766
Exercise of common stock options	—	—	109,540	—	1,354	—	1,354
Net loss	—	—	—	—	—	(8,791)	(8,791)
BALANCE, JUNE 30, 2021	—	$—	25,164,053	$25	$491,458	$(75,546)	$415,937

BALANCE, JANUARY 1, 2022	—	$—	25,378,520	$25	$505,482	$(93,767)	$411,740
Stock compensation expense	—	—	—	—	8,419	—	8,419
Exercise of common stock options	—	—	62,102	—	399	—	399
Issuance of common stock from vested restricted stock units and payment of employees’ taxes	—	—	2,466	—	(56)	—	(56)
Issuance of common stock under the employee stock purchase plan	—	—	42,332	—	1,457	—	1,457
Net loss	—	—	—	—	—	(24,623)	(24,623)
BALANCE, MARCH 31, 2022	—	$—	25,485,420	$25	$515,701	$(118,390)	$397,336
Stock compensation expense	—	—	—	—	8,783	—	8,783
Exercise of common stock options	—	—	36,634	—	110	—	110
Issuance of common stock from vested restricted stock units and payment of employees’ taxes	—	—	6,358	—	(32)	—	(32)
Issuance of common stock in acquisition of business	—	—	763,887	1	17,110	—	17,111
Net loss	—	—	—	—	—	(1,648)	(1,648)
BALANCE, JUNE 30, 2022	—	$—	26,292,299	$26	$541,672	$(120,038)	$421,660

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(26,271)	$(13,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,779	867
Stock-based compensation expense	17,202	9,679
Change in fair value of contingent consideration	(17,836)	—
Deferred income taxes	(1,839)	—
Other	39	69
Change in operating assets and liabilities:
Accounts receivable	(5,628)	(5,275)
Prepaid expenses and other current assets	(707)	1,347
Inventory	(1,066)	223
Operating lease assets	437	462
Other assets	504	(95)
Accounts payable	302	(683)
Operating lease liabilities	(445)	(590)
Accrued compensation	(1,013)	(523)
Medicare advance payment	—	(2,173)
Other accrued liabilities	1,111	(306)
Net cash used in operating activities	(30,431)	(10,069)

INVESTING ACTIVITIES
Purchases of property and equipment	(1,807)	(1,663)
Asset acquisition	547	(33,184)
Acquisition of business, net of cash and cash equivalents acquired	(26,661)	—
Proceeds from sale of property and equipment	8	2
Net cash used in investing activities	(27,913)	(34,845)

FINANCING ACTIVITIES
Payment of common stock offering costs	—	(336)
Proceeds from exercise of common stock options	509	2,345
Payment of employees’ taxes on vested restricted stock units	(88)	—
Proceeds from contributions to the employee stock purchase plan	1,511	1,392
Repayment of principal portion of finance lease liabilities	(55)	—
Net cash provided by financing activities	1,877	3,401

NET CHANGE IN CASH AND CASH EQUIVALENTS	(56,467)	(41,513)
Beginning of period	329,633	409,852
End of period	$273,166	$368,339

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2022	2021
DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued purchases of property and equipment	$696	$3
Common stock issued in acquisition of business	$17,111	$—
Contingent consideration in acquisition of business	$1,528	$—
Consideration payable in acquisition of business	$313	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization and Description of Business
Castle Biosciences, Inc. (the ‘‘Company,’’ “we,” “us” or “our”) was incorporated in the state of Delaware on September 12, 2007. We are a commercial-stage diagnostics company focused on providing physicians and their patients with personalized, clinically actionable information to inform treatment decisions and improve health outcomes. We are based in Friendswood, Texas (a suburb of Houston, Texas) and our laboratory operations are conducted at our facilities located in Phoenix, Arizona, Pittsburgh, Pennsylvania and San Diego, California.
Impact of COVID-19 Pandemic
Since the COVID-19 pandemic began in March 2020, we have maintained uninterrupted business operations with no interruption in turnaround times for delivery of test reports, but we have experienced declines in test report volume in certain periods, which we believe is linked to delays and/or cancellations in patient visits in response to COVID-19, resulting in reduced diagnostic biopsies and thus reduced diagnoses of cutaneous melanoma and test reports attributable to our lead product, DecisionDx®-Melanoma, a test for cutaneous melanoma. The extent to which COVID-19 may further impact our business, consolidated results of operations, consolidated financial condition and consolidated cash flows will depend on future developments, which are highly uncertain and cannot be predicted with confidence.
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
Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheet as of June 30, 2022; the condensed consolidated statements of operations and comprehensive loss, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2022 and 2021; and the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our consolidated financial position as of June 30, 2022, the results of our consolidated operations for the three and six months ended June 30, 2022 and 2021 and our consolidated cash flows for the six months ended June 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2022 and 2021 are also unaudited. The results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. The balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the unaudited interim consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on February 28, 2022.
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

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Accounts Receivable and Allowance for Credit Losses
We classify accounts receivable balances that are expected to be paid more than one year from the consolidated balance sheet date as noncurrent assets. The estimated timing of payment utilized as a basis for classification as noncurrent is determined by analyses of historical payor-specific payment experience, adjusted for known factors that are expected to change the timing of future payments.
We accrue an allowance for credit losses against our accounts receivable based on management’s current estimate of amounts that will not be collected. Management’s estimates are typically based on historical loss information adjusted for current conditions. We generally do not perform evaluations of customers’ financial condition and generally do not require collateral. Historically, our credit losses have not been significant. The allowance for credit losses was zero as of June 30, 2022, and December 31, 2021. Adjustments for implicit price concessions attributable to variable consideration, as discussed above, are incorporated into the measurement of the accounts receivable balances and are not part of the allowance for credit losses.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. In accordance with ASC Topic 350, Intangibles—Goodwill and Other, our goodwill is not amortized but is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that it may be impaired. We perform annual impairment reviews of our goodwill balance during the fourth quarter of each year. We may perform a qualitative assessment to determine if it is necessary to perform a quantitative impairment test. If we determine that a quantitative impairment test is necessary, we apply the guidance in Accounting Standards Update (“ASU”) No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, by comparing the fair value of the reporting unit to its carrying value, including the goodwill. If the carrying value exceeds the fair value, we recognize an impairment loss for the amount by which the carrying value exceeds fair value, up to the total amount of goodwill allocated to the reporting unit. We did not incur any goodwill impairment losses in any of the periods presented.
Acquisitions
We assess acquisitions under ASC Topic 805, Business Combinations, (“ASC 805”) to determine whether a transaction represents the acquisition of assets or a business combination. Under this guidance, we apply a two-step model. The first step involves a screening test where we evaluate whether substantially all of the fair value of the gross assets acquired is concentrated in a single asset or a group of similar assets. If the screening test is met, we account for the set as an asset acquisition. If the screening test is not met, we apply the second step of the model to determine if the set meets the definition of a business based on the guidance in ASC 805. If so, the transaction is treated as a business combination. Otherwise, it is treated as an asset acquisition. Asset acquisitions are accounted for by allocating the cost of the acquisition, including transaction costs, to the individual assets acquired and liabilities assumed on a relative fair value basis without recognition of goodwill. Business combinations are accounted for using the acquisition method. Under the acquisition method, goodwill is measured as a residual

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
amount equal to the fair value of the consideration transferred less the net recognized fair value of the identifiable assets acquired and the liabilities assumed, as of the acquisition date, and transaction costs are expensed as incurred.
Contingent Consideration
Under the terms of business combinations or asset acquisitions, we may be required to pay additional consideration if specified future events occur or if certain conditions are met.
In a business combination, in accordance with ASC 805, contingent consideration is recorded at fair value as of the acquisition date and classified as liabilities or equity based on applicable U.S. GAAP. For contingent consideration classified as liabilities, we remeasure the contingent consideration at fair value each period with changes in fair value recorded in the statements of operations and comprehensive loss each period.
For contingent consideration in transactions that are not business combinations, we apply applicable U.S. GAAP. With respect to the additional consideration that may be payable in connection with the acquisitions of Cernostics, Inc. (“Cernostics”), an asset acquisition we completed on December 3, 2021, we account for the contingent consideration as a liability in accordance with ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), under the guidance for obligations that must or may be settled by issuance of a variable number of shares. In accordance with ASC 480, we record the contingent consideration initially and subsequently at fair value with changes in fair value recorded in the statements of operations and comprehensive loss each period.
Contingent consideration is classified as current or noncurrent in our condensed consolidated balance sheets based on the contractual timing of future settlement. For additional information on contingent consideration, see Notes 5 and 10.
Accrued Compensation
We accrue for liabilities under discretionary employee and executive bonus plans. These estimated compensation liabilities are based on progress against corporate objectives approved by our board of directors, compensation levels of eligible individuals, and target bonus percentage levels. Our board of directors reviews and evaluates the performance against these objectives and ultimately determines what discretionary payments are made. We also accrue for liabilities under employee sales incentive bonus plans with accruals based on performance achieved to date compared to established targets. As of June 30, 2022 and December 31, 2021, we accrued $9,835,000 and $12,071,000, respectively, for liabilities associated with these bonus plans. These amounts are classified as current or noncurrent accrued liabilities in the condensed consolidated balance sheets based on the expected timing of payment.
Comprehensive Loss
Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. Our comprehensive loss was the same as our reported net loss for all periods presented.
3. Revenue
All of our revenues from contracts with customers are associated with the provision of diagnostic and prognostic testing services. Most of our revenues are attributable to our DecisionDx®-Melanoma test for cutaneous melanoma. We also provide a test for uveal melanoma, DecisionDx®-UM, a test for patients with cutaneous squamous cell carcinoma, DecisionDx®-SCC, two tests for use in patients with suspicious pigmented lesions, MyPath® Melanoma and DiffDx®-Melanoma, and a test for patients diagnosed with Barrett’s esophagus (“BE”), the TissueCypher® Barrett’s Esophagus Assay. We also began offering a pharmacogenomics (“PGx”) testing service focused on mental health, IDgenetix®, following a business combination completed in April 2022. Information on the disaggregation of revenues is included below.
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
The Medicare claims that are covered by policy under a Local Coverage Determination (“LCD”) or otherwise are generally paid at a rate established on Medicare’s Clinical Laboratory Fee Schedule or by the respective Medicare contractor within 30

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
days from receipt. Medicare claims that were either submitted to Medicare prior to the LCD or other coverage commencement date or are not covered but meet the definition of being medically reasonable and necessary pursuant to the controlling Section 1862(a)(1)(A) of the Social Security Act are generally appealed and may ultimately be paid at the first (termed ‘‘redetermination’’), second (termed ‘‘reconsideration’’) or third level of appeal (de novo hearing with an Administrative Law Judge (“ALJ”)). A successful appeal at any of these levels may result in prompt payment.
In the absence of LCD coverage, contractually established reimbursements rates or other coverage, we have concluded that our contracts include variable consideration because the amounts paid by Medicare or commercial health insurance carriers may be paid at less than our standard rates or not paid at all, with such differences considered implicit price concessions. Variable consideration attributable to these price concessions is measured at the expected value using the ‘‘most likely amount’’ method under ASC 606. The amounts are determined by historical average collection rates by test type and payor category taking into consideration the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as the judgment and actions of third parties. Such variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. Variable consideration may be constrained and excluded from the transaction price in situations where there is no contractually agreed upon reimbursement coverage or in the absence of a predictable pattern and history of collectability with a payor. Accordingly, in such situations revenues are recognized on the basis of actual cash collections. Variable consideration for Medicare claims that are not covered by an LCD or otherwise, including those claims undergoing appeal, is deemed to be fully constrained due to factors outside our influence (e.g., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. Included in revenues for the three months ended June 30, 2022 and 2021 were $578,000 and $(166,000), respectively, of net positive (negative) revenue adjustments associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods. Such amounts of variable consideration for the six months ended June 30, 2022 and 2021 were $(300,000) and $5,092,000, respectively, of net (negative) positive revenue adjustments. These amounts include (i) adjustments for actual collections versus estimated amounts and (ii) cash collections and the related recognition of revenue in current period for tests delivered in prior periods due to the release of the constraint on variable consideration.
Because our contracts with customers have an expected duration of one year or less, we have elected the practical expedient in ASC 606 to not disclose information about our remaining performance obligations. Any incremental costs to obtain contracts are recorded as selling, general and administrative expense as incurred due to the short duration of our contracts. Contract balances consisted solely of accounts receivable (both current and noncurrent) as of June 30, 2022 and December 31, 2021.
Disaggregation of Revenues
The table below provides the disaggregation of revenue by type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Dermatologic	$31,897	$20,378	$56,236	$41,288
Other	2,941	2,380	5,454	4,283
Total net revenues	$34,838	$22,758	$61,690	$45,571
Payor Concentration
We rely upon reimbursements from third-party government payors (primarily Medicare) and private-payor insurance companies to collect accounts receivable related to sales of our diagnostic and prognostic tests.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Our significant third-party payors and their related revenues as a percentage of total revenues and accounts receivable balances are as follows:

	Percentage of Revenues
	Six Months Ended June 30,		Percentage of Accounts Receivable (current)		Percentage of Accounts Receivable (noncurrent)
	2022	2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Medicare	52%	57%	21%	24%	—%	—%
Medicare Advantage plans	34%	25%	49%	40%	—%	—%
BlueCross BlueShield plans	6%	7%	19%	22%	57%	58%
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

Because we reported a net loss for all periods presented, all potentially dilutive securities are antidilutive and are excluded from the computation of diluted loss per share for such periods.
The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in our calculation of diluted loss per share for the three and six months ended June 30, 2022 and 2021 because to do so would be antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options and restricted stock units (“RSUs”)	4,974	3,374	4,828	3,417
ESPP	111	56	101	66
Total	5,085	3,430	4,929	3,483
In addition, in connection with the acquisitions of Cernostics and AltheaDx, Inc. (“AltheaDx”), we may issue, or may be required to issue, shares of our common stock to satisfy our contingent consideration obligations, pending the outcome of certain commercial and regulatory milestones, as required by the respective definitive agreements. See Notes 5 and 10 for additional information.
5. Acquisitions
Myriad myPath, LLC
On May 28, 2021, we completed the acquisition of all of the equity of Myriad myPath, LLC, a laboratory in Salt Lake City, for a cash purchase price of $32,500,000. Based on the guidance in ASC 805, we concluded that substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset, the developed technology, and therefore the transaction represents an asset acquisition rather than a business combination.
Cernostics, Inc.
On December 3, 2021, we completed the acquisition of Cernostics, which offers the TissueCypher Barrett’s Esophagus Assay for patients with BE, for total consideration of $49,019,000, consisting of cash consideration of $30,732,000 and contingent consideration with an acquisition date fair value of $18,287,000. In connection with the acquisition, we recorded a receivable as of the acquisition date for the post-closing purchase price adjustment, representing the difference between actual and estimated cash and working capital. During the three months ended June 30, 2022, we received cash of $547,000 in settlement of this receivable.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
AltheaDx, Inc.
On April 26, 2022, we completed the acquisition of 100% of the equity interests in AltheaDx. AltheaDx offers the IDgenetix test, a PGx test focused on mental health. We believe this acquisition enables us to expand upon our existing portfolio of testing solutions in support of our growth strategy. We have concluded that the transaction represents a business combination under ASC 805. The financial results of AltheaDx have been included in our unaudited condensed consolidated financial statements since the date of the acquisition. The amount of revenue from AltheaDx included in the unaudited consolidated statements of operations from the acquisition date was not material. The loss attributable to AltheaDx included in the unaudited consolidated statements of operations from the acquisition date was approximately $3,383,000. This amount does not reflect transaction costs from the acquisition or the effects of the valuation allowance reduction discussed in Note 13. Transaction costs associated with the acquisition were $1,711,000 for both the three and six months ended June 30, 2022 and were recognized as expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.
The preliminary acquisition-date fair value of the consideration transferred consisted of the following (in thousands, except shares):

April 26, 2022
Cash	$30,510
Common stock (763,887 shares)	17,111
Contingent consideration	1,528
Total	$49,149
The fair value of the common stock issued was measured using the April 26, 2022 closing price of $22.40 per share, as reported by the Nasdaq Global Market.
With respect to the contingent consideration, we may be required to pay up to $75.0 million in cash and common stock in connection with the achievement of certain milestones based on 2022, 2023 and 2024 performance and expanded Medicare coverage for the IDgenetix test (the “AltheaDx Earnout Payments”). Upon achievement of each relevant milestone event, each milestone will be paid 50% in cash and 50% in shares of our common stock based on a price per share equal to the volume-weighted-average price of our common stock for the 20 trading days as of the applicable milestone determination date. In accordance with the terms of the definitive agreement governing the acquisition of AltheaDx, the maximum number of shares of our common stock issuable to former AltheaDx security holders may not exceed 1,271,718 shares. Therefore, taking into consideration the number of shares already issued at closing, a maximum of 507,831 additional shares of our common stock remain issuable with respect to the AltheaDx Earnout Payments. In the event a number of shares in excess of 507,831 would otherwise be issuable in connection with the AltheaDx Earnout Payments, we will issue shares up to the maximum number permitted and pay cash for the remaining portion of the obligation. See Note 10 for additional information on the measurement of the contingent consideration.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table summarizes the preliminary allocation of the fair values of assets acquired and liabilities assumed in the acquisition of AltheaDx at the date of acquisition (in thousands):

April 26, 2022
Cash and cash equivalents	$3,536
Accounts receivable	302
Inventory	279
Prepaid expenses and other current assets	262
Property and equipment	314
Intangible asset	37,000
Other assets – long-term	12
Accounts payable	(231)
Accrued compensation	(380)
Other accrued and current liabilities	(532)
Deferred tax liabilities	(1,819)
Other liabilities	(88)
Net identifiable assets acquired	38,655
Goodwill	10,494
Total consideration transferred	$49,149
The intangible asset is comprised of developed technology with an estimated useful life of 15 years and is being amortized on a straight-line basis. The goodwill, which is not expected to be deductible for income tax purposes, was primarily attributable to potential future growth opportunities and the organized workforce.
Our calculations of the consideration transferred and the purchase price allocation for the acquisition of AltheaDx are based on a preliminary valuation and are subject to revision as the valuation is finalized and additional information about the fair value of the assets and liabilities becomes available. The primary areas that are not yet finalized are income taxes, intangible assets, contingent consideration and the resulting goodwill. The final valuation of assets acquired and liabilities assumed is expected to be completed as soon as possible, but no later than one year from the acquisition date.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information for the three and six months ended June 30, 2022 and 2021 combines our historical financial results and the results of AltheaDx, assuming that the companies were combined as of January 1, 2021, and includes adjustments for amortization expense from the acquired intangible assets and additional stock-based compensation expense. Nonrecurring pro forma adjustments consist of acquisition-related transaction costs of $1,711,000 and an income tax benefit of $1,769,000, both assumed to have been recognized during the six months ended June 30, 2021 and therefore removed from the three and six months ended June 30, 2022. The following unaudited pro forma financial information (in thousands) is for informational purposes only and is not necessarily indicative of (i) the results of operations that would have been achieved if the acquisition had taken place as of January 1, 2021 or (ii) the results of operations that are expected in future periods:

	Pro Forma Data
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues	$35,392	$22,840	$62,670	$45,676
Net loss	$(4,289)	$(11,267)	$(32,680)	$(17,479)
Related Party Transaction
Derek J. Maetzold, our President and Chief Executive Officer, and a member of our board of directors, and Daniel M. Bradbury, the Chairperson of our board of directors, each served on the board of directors of AltheaDx until the acquisition of AltheaDx was completed, were direct or indirect beneficial owners of AltheaDx securities and received consideration in the

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
transaction. Further, Frank Stokes, our Chief Financial Officer; Tobin W. Juvenal, our Chief Commercial Officer; Kristen Oelschlager, our Chief Operating Officer and certain immediate family members of Mr. Maetzold and Ms. Oelschlager were direct or indirect beneficial owners of AltheaDx securities and received consideration in the transaction. These individuals may receive additional consideration in the form of AltheaDx Earnout Payments if the relevant commercial and regulatory milestone events occur. Our entry into the definitive agreement to acquire AltheaDx was approved by our board of directors based upon the unanimous recommendation of a special transaction committee comprised entirely of independent members of our board of directors without any financial interest in AltheaDx or any conflict of interest with respect to the acquisition of AltheaDx.
6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Lab equipment(1)	$6,778	$3,727
Leasehold improvements	4,965	5,044
Computer equipment	4,014	2,457
Furniture and fixtures	1,423	1,288
Construction in progress	703	27
Total	17,883	12,543
Less accumulated depreciation(1)	(6,680)	(3,042)
Property and equipment, net	$11,203	$9,501

(1)    Includes lab equipment under a finance lease of $369 thousand and accumulated depreciation of $66 thousand.
Depreciation expense was recorded in the unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of sales (exclusive of amortization of acquired intangible assets)	$185	$111	$354	$213
Research and development	80	64	170	108
Selling, general and administrative	266	203	510	290
Total	$531	$378	$1,034	$611
7. Goodwill and Other Intangible Assets, Net
Goodwill
Information on the change in carrying value of our goodwill is presented below (in thousands):

Goodwill
Balance, December 31, 2021	$—
Acquisition of AltheaDx	10,494
Balance, June 30, 2022	$10,494
There were no accumulated impairments of goodwill as of June 30, 2022 or December 31, 2021.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Other Intangible Assets, Net
Our other intangible assets, net consists of the following (in thousands):

	June 30, 2022
	Gross carrying value	Accumulated amortization	Net	Weighted-Average Remaining Life (in years)
Developed technology	$127,318	$(5,639)	$121,679	13.7
Assembled workforce	563	(65)	498	4.4
Total intangible assets, net	$127,881	$(5,704)	$122,177

	December 31, 2021
	Gross carrying value	Accumulated amortization	Net	Weighted-Average Remaining Life (in years)
Developed technology	$90,317	$(1,949)	$88,368	13.2
Assembled workforce	563	(9)	554	4.9
Total intangible assets, net	$90,880	$(1,958)	$88,922
The estimated future aggregate amortization expense as of June 30, 2022 is as follows (in thousands):

Years Ending December 31,
2022 (remainder of year)	$4,611
2023	9,147
2024	9,172
2025	9,147
2026	9,137
Thereafter	80,963
Total	$122,177
Amortization expense of intangible assets was $2.1 million and $3.7 million for the three and six months ended June 30, 2022, respectively. Amortization expense of intangible assets was $0.3 million for each of the three and six months ended June 30, 2021.
8. Other Accrued and Current Liabilities
Other accrued liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued service fees	$3,163	$1,905
Clinical studies	2,165	1,655
Payroll-related liabilities	848	695
Employee stock purchase plan contributions	815	760
Accrued fixed asset purchases	469	10
Consideration payable for business acquisition	313	—
Accrued royalties	215	141
Other	189	512
Total	$8,177	$5,678

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
9. Leases
Adoption of ASC 842
In the fourth quarter of 2021, we adopted ASU No. 2016-02, Leases (Topic 842), and ASC Topic 842, Leases (“ASC 842”) using the modified retrospective approach with an effective date of January 1, 2021. The adoption had no effect on the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021. Net cash (used in) provided by operating activities, investing activities or financing activities for the six months ended June 30, 2021 were also unchanged, but the presentation of certain prior period amounts within the operating activities section of the condensed consolidated statements of cash flows has been retrospectively adjusted to give effect to the adoption of ASC 842. The changes are set forth in the table below (in thousands):

	Six Months Ended June 30, 2021
	Before Adoption of ASC 842	Effect of Adoption	After Adoption of ASC 842
Effect on Condensed Consolidated Statements of Cash Flows
OPERATING ACTIVITIES
Adjustments to reconcile net loss to net cash used in operating activities:
Operating lease assets	$—	$462	$462
Operating lease liabilities	$—	$(590)	$(590)
Other liabilities	$(128)	$128	$—
Additionally, the condensed consolidated statement of stockholders’ equity for the three and six months ended June 30, 2021 has been retrospectively adjusted to reflect a credit to accumulated deficit of $21,000 in connection with the adoption of ASC 842 effective January 1, 2021.
Lease Amendment
On March 11, 2022, we amended one of our operating leases to expand rentable space in Phoenix, Arizona. We intend to use the additional space for general office and laboratory use. The term of the amended lease will begin upon the completion of certain leasehold improvements by the Phoenix landlord (the “Phoenix Commencement Date”) and continue for an initial term of 10.3 years from the Phoenix Commencement Date. Total undiscounted future minimum payment obligations as of June 30, 2022 associated with the lease amendment totaled approximately $1.4 million. As of June 30, 2022, we have not recorded the lease amendment on our condensed consolidated balance sheet because we do not have possession or control of the underlying asset.
Pittsburgh Lease
On April 1, 2022, we entered into a lease agreement (the “Pittsburgh Lease”) for the lease of certain office space in Pittsburgh, Pennsylvania. We intend to use such space for general office and laboratory use. The term of the Pittsburgh Lease will begin upon the completion of certain leasehold improvements by the landlord (the “Pittsburgh Commencement Date”) and continue for an initial period of 10.5 years from the Pittsburgh Commencement Date. During the first six months of the lease term, we are required to remit base rent of $37,800 for the period. Beginning with month seven, the base rent will be $0.6 million per year with annual increases ultimately resulting in base rent obligations totaling $1.5 million per year. The landlord under the Pittsburgh Lease has agreed to contribute up to $2.5 million towards the cost of the leasehold improvements and we will be responsible for any costs exceeding this amount. The Pittsburgh Lease also provides us a one-time option that would terminate the lease effective at the end of the 90th month following the Pittsburgh Commencement Date, subject to certain conditions. If exercised, we would pay an early termination fee of $2.3 million, subject to adjustment in the event the Pittsburgh Lease is amended to adjust the base rent. The Pittsburgh Lease provides us one five-year renewal option and also provides us a right of first refusal with respect to the lease of certain additional space in the same building. As of June 30, 2022, we have not recorded the Pittsburgh Lease on our condensed consolidated balance sheet because we do not have possession or control of the underlying asset.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
10. Fair Value Measurements
The table below provides information, by level within the fair value hierarchy, of our financial assets and financial liabilities that are accounted for at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (in thousands):

	As of June 30, 2022
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds(1)	$266,803	$—	$—	$266,803
Liabilities
Contingent consideration(2)	$—	$—	$1,979	$1,979

	As of December 31, 2021
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds(1)	$327,721	$—	$—	$327,721
Liabilities
Contingent consideration(2)	$—	$—	$18,287	$18,287

(1)Classified as “Cash and cash equivalents” in the condensed consolidated balance sheets.
(2)Current portion, if any, classified as “Other accrued and current liabilities” in the condensed consolidated balance sheets.
Contingent Consideration
In connection with our acquisition of Cernostics, we have recorded a contingent consideration liability for the additional consideration of up to $50.0 million that may become payable based on the achievement of certain commercial milestones relating to the year ending December 31, 2022 (“Cernostics Earnout Payments”). The Cernostics Earnout Payments may be settled in cash or shares of our common stock, at our sole discretion. The portion of any Cernostics Earnout Payments that may be settled in shares of our common stock is subject to certain limitations and the aggregate number of shares that may be issued for the Cernostics Earnout Payments may not exceed 5,034,653 shares. Any Cernostics Earnout Payments in shares of our common stock will be based on the volume weighted-average price of our common stock for the 15 trading days ending December 30, 2022. If the settlement were to occur as of June 30, 2022, we would make no Cernostics Earnout Payments based on the achievement of the performance conditions to date.
In connection with our acquisition of AltheaDx, we have also recorded a contingent consideration liability for the additional consideration of up to $75.0 million that may become payable based on the achievement of certain commercial milestones relating to the years ending December 31, 2022, 2023, and 2024, as discussed further in Note 5. If the settlement were to occur as of June 30, 2022, we would make no AltheaDx Earnout Payments based on the achievement of the performance conditions to date.
The contingent consideration is classified as a Level 3 fair value measurement due to the use of significant unobservable inputs and a Monte Carlo simulation to determine its fair value. The Monte Carlo simulation uses projections of the commercial milestones for the applicable period as well as the corresponding targets and approximate timing of payment based on the terms of the arrangement. The analysis for the Cernostics Earnout Payments uses assumptions for expected volatility of the financial metrics and a risk-adjusted discount rate, which were 40.0% and 20.2%, respectively, as of June 30, 2022, and 20.0% and 16.1%, respectively, as of December 31, 2021. The assumptions for expected volatility of the financial metrics used in the analysis for the AltheaDx Earnout Payments was 36.0% as of June 30, 2022. The risk-adjusted discount rate for years 2022, 2023, and 2024 were 6.3%, 7.4% and 7.5%, respectively. The contingent consideration liability is remeasured at fair value at

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
each reporting period taking into account any updated assumptions or changes in circumstances. Any changes in the fair value are recorded as gains or losses in our condensed consolidated statement of operations and comprehensive loss.
The following table discloses the summary of changes in the contingent consideration liability measured at fair value using Level 3 inputs as of June 30, 2022 (in thousands):

	Cernostics	AltheaDx	Total
Balance, December 31, 2021	$18,287	$—	$18,287
Acquisition of AltheaDx	—	1,528	1,528
Change in fair value	(18,257)	421	(17,836)
Balance, June 30, 2022	$30	$1,949	$1,979
11. Commitments and Contingencies
From time to time, we may be involved in legal proceedings arising in the ordinary course of business. We believe there is no threatened litigation or litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.
12. Stock Incentive Plans and Stock-Based Compensation
Stock Incentive Plans
Effective January 1, 2022, an additional 1,268,926 shares became available under our 2019 Equity Incentive Plan (the “2019 Plan”) pursuant to an automatic annual increase. As of June 30, 2022, 586,155 shares remained available for grant under the 2019 Plan.
Stock Options
Stock option activity under our stock plans for the six months ended June 30, 2022 is set forth below:

		Weighted-Average
	Stock Options Outstanding	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2021	3,586,688	$34.75
Granted	231,376	$22.02
Exercised	(98,953)	$5.15
Forfeited/Cancelled	(140,468)	$35.43
Balance as of June 30, 2022	3,578,643	$34.71	7.9	$12,314
Exercisable at June 30, 2022	1,599,766	$26.99	7.2	$10,253
Restricted Stock Units
The following table summarizes our RSU activity for the six months ended June 30, 2022:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2021	1,050,174	$44.31
Granted	705,430	$23.90
Vested	(11,475)	$69.56
Forfeited/Cancelled	(64,175)	$35.81
Balance as of June 30, 2022	1,679,954	$35.89

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Employee Stock Purchase Plan
The ESPP provides for certain automatic increases in the number of shares of common stock reserved for issuance, which resulted in an additional 253,785 shares becoming available under the ESPP effective January 1, 2022. During the six months ended June 30, 2022, we issued 42,332 of common stock pursuant to scheduled purchases under the ESPP. As of June 30, 2022, 850,919 shares remained available for issuance under the ESPP.
Determining Fair Value - Summary of Assumptions
We use the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or any other measurement date. The following table sets forth the assumptions used to determine the fair value of stock options:

	Six Months Ended June 30,
	2022	2021
Average expected term (years)	5.8	6
Expected stock price volatility	68.34% - 71.58%	66.94% - 67.98%
Risk-free interest rate	1.54% - 2.91%	0.51% - 1.09%
Dividend yield	—%	—%
The following table sets forth assumptions used to determine the fair value of the purchase rights issued under the ESPP:

	Six Months Ended June 30,
	2022	2021
Average expected term (years)	1.3	1.2
Expected stock price volatility	62.98% - 66.75%	68.43% - 86.50%
Risk-free interest rate	0.60% - 1.30%	0.07% - 0.13%
Dividend yield	—%	—%
The fair value of our common stock is also an assumption used to determine the fair value of stock options and purchase rights under the ESPP. The fair value of our common stock is the closing price per share, as reported by the Nasdaq Global Market, on the date of grant or other relevant determination date.
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
Stock-Based Compensation Expense
Stock-based compensation expense related to stock options, RSUs and the ESPP is included in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of sales (exclusive of amortization of acquired intangible assets)	$897	$415	$1,750	$925
Research and development	1,831	1,073	3,659	2,131
Selling, general and administrative	6,055	3,278	11,793	6,623
Total stock-based compensation expense	$8,783	$4,766	$17,202	$9,679

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
For the six months ended June 30, 2022 and 2021, the weighted-average grant date fair value of options granted was $14.07 and $41.35 per option, respectively, and the weighted-average grant date fair value of the purchase rights granted under the ESPP was $19.91 and $39.26 per share, respectively. As of June 30, 2022, the total unrecognized compensation cost related to outstanding awards was $99,493,000, which is expected to be recognized on a straight-line basis over a weighted-average period of 3.0 years. The total unrecognized compensation cost will be adjusted for forfeitures in future periods as they occur.
13. Income Taxes
In connection with our acquisition of AltheaDx, we recorded $1,819,000 in deferred tax liabilities based on our preliminary allocation of the fair values of assets acquired and liabilities assumed. As a result of these additional deferred tax liabilities, we determined that $1,769,000 of our existing valuation allowance on deferred tax assets should be reduced, which was reflected in our income tax benefit on the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 as a discrete item.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto as of and for the years ended December 31, 2021 and 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, including the section entitled “Critical Accounting Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2022. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Castle,” “we,” “us” and “our” refer to Castle Biosciences, Inc.
Forward-Looking Statements
The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning the impacts of COVID-19 on our business, our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipate,” “believe,” “estimate,” “expect,” “may,” “plan,” “potential,” “will,” “would” or the negative or plural of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions or expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A., “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements, except as may be required by law.
Overview
Castle Biosciences is improving health through innovative tests that guide patient care. For the diseases that our portfolio of tests cover, we believe the traditional approach to developing a treatment plan for cancers and other diseases using clinical and pathology factors alone is inadequate and can be improved by incorporating the personalized information our diagnostic and prognostic (or risk stratification) tests provide.
We currently market six proprietary multi-analyte assays with algorithmic analysis designed to answer clinical questions in dermatologic cancers, uveal melanoma (“UM”) (a rare cancer of the eye) and Barrett’s esophagus (“BE”). We also offer a proprietary pharmacogenomic (“PGx”) test to guide optimal drug treatment for patients suffering from depression, anxiety and other mental health conditions following our acquisition of AltheaDx, Inc. (“AltheaDx”) in April 2022, as discussed below. Our revenue is primarily generated by our DecisionDx®-Melanoma risk stratification test for cutaneous melanoma, a deadly skin cancer, and our DecisionDx®-UM risk stratification test for UM.
The foundation of our business is our dermatologic cancer franchise, and our lead product is DecisionDx-Melanoma, a proprietary risk stratification gene expression profile (“GEP”) test that predicts the risk of metastasis or recurrence for patients diagnosed with invasive cutaneous melanoma. In the management of melanoma, as with nearly all diseases, treatment plans are directed by patient risk stratification. This test has two distinct, complementary clinically actionable uses. The first revolves around predicting the likelihood of having a sentinel lymph node (“SLN”) negative biopsy result so that physicians and patients can discuss the risk and benefit of undergoing the SLN biopsy (“SLNB”) surgical procedure. The second use is to inform the appropriate treatment plan during the initial five years post-diagnosis, regardless of the decision to undergo or avoid invasive SLNB surgery. In a typical year, we estimate approximately 130,000 patients are diagnosed with invasive cutaneous melanoma in the United States, representing an estimated U.S. total addressable market (“TAM”) of approximately $540 million. We launched DecisionDx-Melanoma in May 2013. Based on the substantial clinical evidence that we have developed, we have received Medicare coverage for DecisionDx-Melanoma, which represents approximately 50% of the addressable patient population for this test.
On August 31, 2020, we commercially launched our cutaneous squamous cell carcinoma (“SCC”) proprietary GEP test, DecisionDx®‑SCC, for use in patients with one or more risk factors (also referred to as “high-risk” SCC). We estimate 20% of SCC patients, or 200,000 annually in the United States, are classified as high risk, representing an estimated U.S. TAM of approximately $820 million.
On November 2, 2020, we commercially launched our proprietary GEP test for difficult-to-diagnose melanocytic lesions, DiffDx®-Melanoma, for use in patients with a melanocytic lesion and uncertainty related to the malignancy of the lesion. We further expanded our commercially available dermatologic portfolio in May 2021 when we acquired Myriad myPath, LLC (the “Myriad MyPath Laboratory”) from Myriad Genetics, Inc. for a cash purchase price of $32.5 million. MyPath® Melanoma is a clinically validated GEP test that addresses the same unmet clinical need as our DiffDx-Melanoma test. Today, we offer both our MyPath Melanoma test and our DiffDx-Melanoma test under an offering that we refer to as our Diagnostic GEP offering. We believe we have demonstrated that offering both tests can lead to an improvement in actionable test results for patients with difficult-to-diagnose melanocytic lesions. Of the two million suspicious pigmented lesions biopsied annually in the United States, we estimate approximately 300,000 of those present a difficult-to-diagnose melanocytic lesion, representing an estimated U.S. TAM of approximately $600 million associated with these two tests.
In 2021, we announced the launch of our innovative pipeline initiative to develop a genomic test aimed at predicting response to systemic therapy in patients with moderate to severe psoriasis, atopic dermatitis and related inflammatory skin conditions. In the United States alone, there are approximately 18 million patients diagnosed with psoriasis and atopic dermatitis. Approximately 450,000 of these patients annually are eligible for systemic therapies. If successful, this inflammatory skin disease pipeline test has the potential to add approximately $1.9 billion to our current estimated U.S. total addressable market (“TAM”). In 2021, we initiated a 4,800 patient, prospective, multi-center clinical study to develop and validate this pipeline test and have 54 committed sites and approximately 303 patients enrolled. Based upon our current development and validation timelines, we expect to have initial validation and development data in 2023 and to commercialize this pipeline test by the end of 2025.
In addition to our dermatologic franchise, we also market a test for patients diagnosed with UM. DecisionDx-UM is a proprietary, risk stratification GEP test that predicts the risk of metastasis for patients with UM. We believe DecisionDx-UM is the standard of care in the management of newly diagnosed UM in the majority of ocular oncology practices in the United States. We launched DecisionDx-UM in January 2010. Based on the substantial clinical evidence that we have developed, we have received Medicare coverage for DecisionDx-UM, which represents approximately 50% of the addressable patient population for this test. We estimate approximately 2,000 patients in the United States are diagnosed annually with a uveal melanoma, representing an estimated U.S. TAM of approximately $10 million.
In December 2021, we extended our commercial portfolio of proprietary tests into the gastroenterology market through our acquisition of Cernostics, Inc. (“Cernostics”) and the TissueCypher® platform. The TissueCypher platform focuses on unlocking, in the case of the initial test for use in patients with BE, the importance of the location of the expression of proteins or lack thereof within the morphology of the disease (also known as spatialomics). This “spatialomic” information is then interpreted using artificial intelligence approaches to predict the likelihood of progression to high-grade dysplasia and/or esophageal cancer in patients with non-dysplastic, indefinite or low-grade dysplasia BE. We estimate approximately 384,000 patients annually undergo an endoscopic biopsy with a subsequent diagnosis of non-dysplastic, indefinite or low-grade dysplastic BE, representing an estimated U.S. TAM of approximately $1 billion.
On April 26, 2022, we completed our acquisition of AltheaDx, a commercial-stage molecular diagnostics company specializing in the field of PGx testing services that are focused on mental health, and the provider of IDgenetix®, a PGx test for mental health conditions. This acquisition enables us to offer a testing solution that we believe has the potential to accelerate our impact on patient care in an area of high unmet clinical need, significantly expand our in-market estimated U.S. TAM by approximately $5 billion and offer incremental value to patients and clinicians over the standard of care trial-and-error approach. A randomized controlled trial showed that patients diagnosed with depression, who were assessed with the IDgenetix test, showed a 2.5 times improvement in remission rates compared to those who did not have their genes tested.
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

The number of GEP test reports delivered by us during the six months ended June 30, 2022 and 2021 and for the year ended December 31, 2021 are presented in the table below:

	Proprietary Dermatologic GEP Tests
	DecisionDx- Melanoma	DecisionDx-SCC	Diagnostic GEP offering (1)	Dermatologic Total	DecisionDx-UM	TissueCypher Barrett’s Esophagus(2)	IDgenetix(3)	Grand Total
Q1 2022	6,023	1,142	950	8,115	456	56	—	8,627
Q2 2022	7,125	1,344	955	9,424	431	352	827	11,034
For the six months ended June 30, 2022	13,148	2,486	1,905	17,539	887	408	827	19,661

Q1 2021	4,060	527	218	4,805	337	—	—	5,142
Q2 2021	5,128	784	627	6,539	468	—	—	7,007
For the six months ended June 30, 2021	9,188	1,311	845	11,344	805	—	—	12,149
Q3 2021	5,505	934	913	7,352	375	—	—	7,727
Q4 2021	5,635	1,265	904	7,804	438	27	—	8,269
For year ended December 31, 2021	20,328	3,510	2,662	26,500	1,618	27	—	28,145

(1)Includes DiffDx-Melanoma and MyPath Melanoma. We began offering MyPath Melanoma following our acquisition of the Myriad MyPath Laboratory on May 28, 2021. We offer both MyPath Melanoma and DiffDx-Melanoma under our Diagnostic GEP offering.
(2)We began offering the TissueCypher Barrett’s Esophagus Assay on December 3, 2021, following the completion of our acquisition of Cernostics.
(3)We began offering the IDgenetix test on April 26, 2022, following our acquisition of AltheaDx. Includes both single-gene and multi-gene tests.
For the three and six months ended June 30, 2022, our dermatologic test report volume increased by 44.1% and 54.6%, respectively, compared to the prior period in 2021, largely driven by continued growth from our DecisionDx-Melanoma test. For a discussion of how we recognize revenue derived from our tests, refer to “Net Revenues” under “Components of Results of Operations” below.
The principal focus of our current commercial efforts is to educate clinicians and pathologists on the value of our molecular diagnostic testing products through our direct sales force in the United States. During the second quarter of 2021, we expanded our dermatologic commercial team, bringing our dermatologic sales force to the mid-60s. Starting in September 2022, we plan to have a new commercial sales team dedicated to our Diagnostic GEP offering, with the current dermatologic commercial team shifting to focus solely on DecisionDx-Melanoma and DecisionDx-SCC. In connection with our acquisition of Cernostics in December 2021, we hired an initial commercial team of approximately 14 outside sales territories, along with commensurate internal sales associates and medical science liaisons, to support our launch of the TissueCypher Barrett’s Esophagus Assay. This dedicated team focuses on gastroenterology specialists that diagnose and manage patients with BE. Beginning in September 2022, we plan to add additional outside territories for our TissueCypher Barrett’s Esophagus Assay. Similar to our dermatologic commercial team, we will continue to assess market response in determining further commercial expansions. AltheaDx, which we acquired in late April 2022, had a commercial team covering approximately 20 outside sales territories.
We continue to see new clinicians order our dermatologic tests for the first time. For the three months ended June 30, 2022, we saw 608 new ordering clinicians for our dermatologic tests compared to 462 during the same period of 2021. For the six months ended June 30, 2022 and 2021, we saw 1,200 and 872, respectively, new ordering clinicians for our dermatologic tests. Total ordering clinicians for our dermatologic tests were 5,661 and 3,879 for the six months ended June 30, 2022 and 2021, respectively, and 2,032 and 1,423 for the three months ended June 30, 2022 and 2021, respectively.
For additional information on the metrics we disclose, refer to “Information About Certain Metrics” below.
In developing our DecisionDx-SCC and DiffDx-Melanoma tests, we believed that in addition to addressing significant unmet clinical needs, we would see strategic opportunities for leverage, as many of the clinicians currently ordering DecisionDx-

Melanoma would likely be the same clinicians who would find value in these other dermatologic GEP tests. For example, we found that for the six months ended June 30, 2022, approximately 68% of all clinicians ordering DecisionDx-SCC had also ordered our DecisionDx-Melanoma test during that same period.
We bill third-party payors and patients for the tests we perform. The majority of our revenue collections is paid by third-party insurers, including Medicare. We have received local coverage determinations (“LCDs”), which provide coverage for our DecisionDx-Melanoma, MyPath Melanoma, DecisionDx-UM and IDgenetix tests that meet certain criteria for Medicare and Medicare Advantage beneficiaries, representing approximately 60 million covered lives. In 2022, DecisionDx-UM received coverage from United Healthcare that represents approximately 43 million covered lives. A ‘‘covered life’’ means a subscriber, or a dependent of a subscriber, who is insured under an insurance carrier’s policy. The TissueCypher Barrett’s Esophagus Assay is paid by Medicare at the rate published on Medicare’s Clinical Laboratory Fee Schedule (“CLFS”) for the test. Effective March 24, 2022, we received Advanced Diagnostic Laboratory Test (“ADLT”) status for our TissueCypher test, as discussed further below. ADLT status exempts TissueCypher from what is called the “14-day rule,” which simplifies the billing process for Medicare patients.
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
In the second quarter of 2021, Palmetto and the other MACs that participate in the MolDX program each released a revised draft LCD for DecisionDx-Melanoma. The draft LCD included commentary about two publications regarding the clinical utility of GEP tests and included an assessment stating that the new data is not sufficient to change the coverage criteria. There was an open public comment period, and we submitted comments in support of Medicare coverage. The comment period ended on August 8, 2021. Palmetto issued a final LCD on May 19, 2022 with Noridian issuing the same on June 16, 2022. The final LCDs did not result in any change in coverage.
Separately, Palmetto issued a final LCD for DecisionDx-UM, which became effective in July 2017, and Noridian issued a similar LCD that became effective in September 2017. Noridian’s LCD provides for coverage to determine metastatic risk in connection with the management of a patient’s newly diagnosed UM and to guide surveillance and referral to medical oncology for those patients.
On May 17, 2019, the Centers for Medicare & Medicaid Services (“CMS”) determined that DecisionDx-UM meets the criteria for “existing ADLT” status. Since 2021, our rate is set annually based upon the median private payor rate for the first half of the second preceding calendar year. Our rate for 2022 continues to be at $7,776, based on the calculation of the median private payor rate.
Also, on May 17, 2019, CMS determined that DecisionDx-Melanoma meets the criteria for “new ADLT” status. Initially, the Medicare reimbursement rate was equal to the initial list price of $7,193. Since 2022, the rate is set annually based upon the median private payor rate for the first half of the second preceding calendar year. Our rate for 2022 continues to be $7,193, based on the median private payor rate.
MyPath Melanoma is currently covered under a MolDX LCD policy through Noridian, which oversees laboratories in both Utah and Arizona. Noridian issued an LCD that became effective in June 2019. On September 6, 2019, MyPath Melanoma was approved as a new ADLT. The rate for 2022 is $1,950, based on the median private payor rate.
Beginning in 2023, the rates for DecisionDx-Melanoma, DecisionDx-UM, and MyPath Melanoma tests will be set annually based upon the median private payor rate for the first half of the second preceding calendar year. For example, the rate for 2023 will be set using median private payor rate data from January 1, 2021 to June 30, 2021.
Our TissueCypher test is processed in our Pittsburgh, Pennsylvania laboratory and falls under the Medicare jurisdiction that is managed by Novitas Solutions (“Novitas”). Novitas previously reviewed TissueCypher and we are receiving payments for claims according to the CLFS. For 2022, CMS published in its CLFS a payment rate of $2,513 for the test. On March 24, 2022, CMS determined that TissueCypher meets the criteria for “new ADLT” status. From April 1, 2022 through December 31, 2022, CMS has set the initial period rate equal to the original list price of $2,350, subject to the possible recoupment provision described below. Effective January 1, 2023, the rate will be based on the median private payor rates received between April 1, 2022 and August 31, 2022. However, for TissueCypher tests reported for April 1, 2022 through December 31, 2022, CMS has the right to recoup the difference between the actual list price and 130% of the weighted-median if the original list price is greater than 130% of the weighted-median of private payor rates.

IDgenetix is currently covered under an LCD policy through MolDX and an accompanying billing and coding article through Noridian, which oversees laboratories in California. The Medicare coverage includes depression and was recently expanded for the following seven additional mental health conditions beyond major depressive disorder: schizophrenia, bipolar disorder, anxiety disorders, panic disorder, obsessive-compulsive personality disorder, post-traumatic stress disorder and attention deficit hyperactivity disorder. The IDgenetix multi-gene panel is currently reimbursed by Medicare at approximately $1,500.
In the second quarter of 2020, we submitted our technical assessment dossier for DecisionDx-SCC to Palmetto and Noridian. The dossier was accepted as complete in the third quarter of 2020. In early 2021, we submitted our technical assessment dossier for DiffDx-Melanoma. The dossier was accepted as complete in the first quarter of 2021. In June 2022, Palmetto and Noridian each posted a draft LCD that would provide coverage criteria for DiffDx-Melanoma. We believe the LCD for DiffDx-Melanoma will be finalized by the end of the second quarter of 2023. However, there is no assurance that any draft or final LCD will match our expectations, be posted in a timeframe consistent with our historical experience or will be posted at all. Regarding DecisionDx-SCC, no draft LCD has been posted by Palmetto or Noridian to date.
In the second quarter of 2022, following the completion of a requested medical review and pricing of our DecisionDx-SCC test by Novitas, we have been receiving reimbursement from Novitas on DecisionDx-SCC at a rate of approximately $3,800 per test. On June 9, 2022, Novitas posted a draft oncology biomarker LCD that proposes to rely upon evidentiary reviews sourced from three databases: ClinGen, OncoKB and National Comprehensive Cancer Network (“NCCN”). Two of the databases do not review gene expression profile tests and NCCN has not yet, to our knowledge, reviewed DecisionDx-SCC. As such, if finalized as proposed, then DecisionDx-SCC would not be included as a covered test in the associated billing and coding article. We cannot predict whether this draft LCD will be finalized as proposed or what the timing of any final LCD might be.
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
Our net (loss) income may fluctuate significantly from period to period, depending on the timing of our planned development activities, the growth of our sales and marketing activities, the effects of acquisitions and the timing of revenue recognition under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). We expect our expenses will increase substantially over time as we:
•execute clinical studies to generate evidence supporting our current and future product candidates;
•execute our commercialization strategy for our current and future commercial products;
•continue our ongoing and planned development of new products in our pipeline;
•seek to discover and develop additional product candidates;
•hire additional scientific and research and development staff;
•complete acquisitions of businesses, assets, products or technologies; and
•add additional operational, financial and management information systems and personnel.
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
•Our commercial team uses a combination of in-person, virtual and non-personal promotional and educational efforts. Since the beginning of 2021, we have seen improvements in the number of promotional calls per day, as well as a continued shift from virtual to in-person sales calls. During the three months ended June 30, 2022 and 2021, in-person sales calls accounted for over 99% and 90% of all calls during such periods, respectively.
•Our future results will be dependent upon the extent and duration of the COVID-19 crisis, including the emergence and spread of variants of the virus, and government restrictions, which are beyond our control. Although state and local government restrictions put in place to slow the spread of the virus have been eased in most locations, restrictions may be reinstated from time to time in various regions depending on the circumstances, potentially impacting the flow of future patient visits as well as access to our sales targets. Even with the easing of state and local restrictions and the availability of vaccinations, patient visits and diagnoses of the diseases covered by our diagnostic and prognostic tests may be impacted by continued apprehension regarding possible exposure to the virus as well as a general shift from in-person clinical visits to telehealth approaches, which may result in missed or delayed diagnoses of skin cancer and other diseases.
As conditions are evolving, we are unable to predict how our future test report volume will be impacted, or the extent to which our results of operations, financial condition or cash flows will be impacted, by the ongoing COVID-19 pandemic or other future public health crises. Accordingly, the test report data presented above is not necessarily indicative of our results of operations that can be expected for future periods. For more information on the potential impact of the ongoing COVID-19 pandemic on our business, see the risk factors included under “Risks Related to Our Business” and the other risk factors included in Part II, Item 1A., “Risk Factors” in this Quarterly Report on Form 10-Q.
Factors affecting our performance
We believe there are several important factors that have impacted, and that we expect will continue to impact, our operating performance and results of operations, including:
•Report volume. We believe that the number of reports we deliver to physicians is an important indicator of the growth of adoption among the healthcare provider community. Our revenue and costs are affected by the volume of testing and mix of customers. Our performance depends on our ability to retain and broaden adoption with existing prescribing physicians, as well as attract new physicians. Our report volume could be negatively impacted by developments related to the ongoing COVID-19 pandemic or other future public health crises, as discussed above.
•Reimbursement. We believe that expanding reimbursement is an important indicator of the value of our products. Payors require extensive evidence of clinical utility, clinical validity, patient outcomes and health economic benefits in order to provide reimbursement. Our revenue depends on our ability to demonstrate the value of our diagnostic and prognostic tests to these payors.
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
Test reports delivered for DecisionDx-Melanoma, DecisionDx-SCC, MyPath Melanoma/DiffDx-Melanoma, DecisionDx-UM, TissueCypher and IDgenetix represents the number of completed test reports delivered by us during the reporting period indicated. The period in which a test report is delivered does not necessarily correspond with the period the related revenue, if any, is recognized, due to the timing and amount of adjustments for variable consideration under ASC 606. We use this metric to evaluate the growth in adoption of our tests and to measure against our internal performance objectives. We believe this metric is useful to investors in evaluating the volume of our business activity from period-to-period that may not be discernible from our reported revenues under ASC 606. We also sometimes present, on a limited basis, data on the number of orders received. We believe order data can provide additional insight on current demand trends, particularly during the ongoing COVID-19 pandemic and with respect to new product launches, when considered in conjunction with test report volume.

However, orders received in a particular period do not necessarily correspond with actual delivered test reports or reported revenues for the same period or subsequent periods.
New ordering clinicians for our dermatologic tests represents the number of clinicians who ordered a dermatologic test from us for the first time during the reporting period specified. Our dermatologic tests consist of DecisionDx-Melanoma, DecisionDx-SCC, MyPath Melanoma and DiffDx-Melanoma. We believe this metric is useful in evaluating the effectiveness of our sales and marketing efforts in establishing new relationships with clinicians and increasing the adoption of our suite of dermatologic tests. We also believe this metric provides useful information to investors in assessing our ability to expand the use of our dermatologic tests. Since this metric is based upon the reporting period in which an order is placed, it does not necessarily correspond to the reporting period in which either a test report was delivered or revenue was recognized.
Components of the Results of Operations
Net Revenues
We generate revenues from the sale of our products. Currently, our revenues are primarily derived from the sale of DecisionDx-Melanoma and DecisionDx-UM. We bill third-party payors and patients for the tests we perform.
Under ASC 606, we recognize revenue at the amount we expect to be entitled, subject to a constraint for variable consideration, in the period in which our tests are delivered to the treating physicians. We have determined that our contracts contain variable consideration under ASC 606 because the amounts paid by third-party payors may be paid at less than our standard rates or not paid at all, with such differences considered implicit price concessions. Variable consideration is recognized only to the extent it is probable that a significant reversal of revenue will not occur in future periods when the uncertainties are resolved. Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. Variable consideration for Medicare claims that are not covered by an LCD or otherwise, including those claims undergoing appeal, is deemed to be fully constrained due to factors outside our influence (e.g., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. For these fully constrained claims, we generally recognize revenue in the period the uncertainty is favorably resolved, if at all. Due to potential future changes in Medicare coverage policies and appeal cycles, insurance coverage policies, contractual rates and other trends in the reimbursement of our tests, our revenues may fluctuate significantly from period to period. Our ability to recognize revenue for a test is dependent on the development of reimbursement experience and obtaining coverage decisions. For tests with limited reimbursement experience or no coverage, we recognize revenues on the basis of actual cash collections.
Our ability to increase our revenues will depend on our ability to further penetrate our target markets, and, in particular, generate sales through our direct sales force, develop and commercialize additional tests, including through acquisitions, obtain reimbursement from additional third-party payors and increase our reimbursement rate for tests performed.
Cost of Sales (exclusive of amortization of acquired intangible assets)
The components of our cost of sales are material and service costs associated with testing samples, personnel costs (including salaries, bonuses, benefits and stock-based compensation expense), electronic medical record set up costs, order and delivery systems, shipping charges to transport samples, third-party test fees, and allocated overhead including rent, information technology costs, equipment and facilities depreciation and utilities. Costs associated with testing samples are recorded when the test is processed regardless of whether and when revenues are recognized with respect to that test. As a result, our cost of sales as a percentage of revenues may vary significantly from period to period because we do not recognize all revenues in the period in which the associated costs are incurred. We expect cost of sales in absolute dollars to increase as the number of tests we perform increases. Additionally, we expect cost of sales to increase with the expansion of laboratory capacity and staffing in advance of the anticipated growth of our recently launched tests and tests acquired through acquisitions.
Gross margin and gross margin percentage are key indicators we use to assess our business. See the tables in “Results of Operations—Comparison of the three months ended June 30, 2022 and 2021” and “Results of Operations—Comparison of the six months ended June 30, 2022 and 2021” for details.
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

We expect to use a portion of our cash and cash equivalents to further support and accelerate our research and development activities, including two important studies that are underway to support our DecisionDx-Melanoma test. The first is the CONNECTION study, which is collecting long-term outcomes for up to 10,000 patients who have been tested with DecisionDx-Melanoma. The second is the DECIDE study, which is designed to determine the association of GEP test results with SLNB surgical decisions in patients eligible for SLNB as well as to track outcomes for patients who did and did not undergo SLNB. Also, as noted above, in 2021, we initiated our 4,800 patient, prospective, multi-center clinical study to develop, validate and bring to market a pipeline test aimed at predicting response to systemic therapy in patients with moderate to severe psoriasis, atopic dermatitis and related inflammatory skin conditions. We have also initiated two additional disease studies for pipeline tests for new indications.
We previously funded the PERSONALize study, which was evaluating the use of DecisionDx-Melanoma in patients eligible for adjuvant therapy. Other of our sponsored studies are designed to provide risk stratification analyses within various subgroups. These studies have shown statistically and clinically significant risk stratification separation. Based upon this currently available and anticipated future data, we have decided to close the PERSONALize study.
Selling, General and Administrative
Selling, general and administrative (“SG&A”) expenses include executive, selling and marketing, legal, finance and accounting, human resources, billing and client services. These expenses consist of personnel costs (including salaries, bonuses, benefits and stock-based compensation expense), direct marketing expenses, audit and legal expenses, consulting costs, training and medical education activities, payor outreach programs and allocated overhead, including rent, information technology, equipment depreciation, and utilities. We expect continued increases in SG&A expenses related to compliance with the rules and regulations of the SEC and The Nasdaq Stock Market LLC (“Nasdaq”). Other administrative and professional services expenses within SG&A are expected to increase with the scale of our business, but selling and marketing-related expenses are expected to increase significantly, consistent with our growth strategy.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets are primarily associated with developed technology obtained through acquisitions, such as our acquisitions of the Myriad MyPath Laboratory in May 2021, Cernostics in December 2021 and AltheaDx in April 2022.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration is associated with our acquisitions of Cernostics and AltheaDx and the related additional consideration of up to $50.0 million and $75.0 million, respectively, that may become payable based on the achievement of certain commercial milestones relating to the year ending December 31, 2022 in the case of Cernostics, and the years ending December 31, 2022, 2023 and 2024, in the case of AltheaDx (collectively, the “Earnout Payments”).
Interest Income
Interest income consists primarily of earnings on cash and cash equivalents, primarily money market funds.
Interest Expense
Interest expense is primarily attributable to finance leases.
Income Tax (Benefit) Expense
In connection with our acquisition of AltheaDx in April 2022, and taking into consideration the additional deferred tax liabilities resulting from such acquisition, we determined that a portion of our valuation allowance should be reduced, which is reflected in our income tax benefit for the three and six months ended June 30, 2022. Our consolidated financial statements do not reflect any federal or state income tax benefits attributable to the pre-tax losses we have incurred, due to the uncertainty of realizing a benefit from those items. As of December 31, 2021, we had federal net operating loss carryforwards of $99.4 million, of which $43.5 million will begin to expire in 2030 if not utilized to offset federal taxable income, and $55.9 million may be carried forward indefinitely. Also, as of December 31, 2021, we had state net operating loss carryforwards of $67.5 million, which begin to expire in 2028 if not utilized to offset state taxable income.

Results of Operations
Comparison of the three months ended June 30, 2022 and 2021
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2022	2021
	(unaudited)
Net revenues	$34,838	$22,758	$12,080	53.1%
Operating expenses and other operating income
Cost of sales (exclusive of amortization of acquired intangible assets)	7,686	3,697	3,989	107.9%
Research and development	11,926	6,793	5,133	75.6%
Selling, general and administrative	37,498	20,822	16,676	80.1%
Amortization of acquired intangible assets	2,097	256	1,841	719.1%
Change in fair value of contingent consideration	(20,398)	—	(20,398)	NA
Total operating expenses, net	38,809	31,568	7,241	22.9%
Operating loss	(3,971)	(8,810)	4,839	54.9%
Interest income	370	24	346	1,441.7%
Interest expense	(4)	—	(4)	NA
Loss before income taxes	(3,605)	(8,786)	5,181	59.0%
Income tax (benefit) expense	(1,957)	5	(1,962)	NM
Net loss	$(1,648)	$(8,791)	$7,143	81.3%

NA = Not applicable
NM = Not meaningful
The following table provides a disaggregation of net revenues by type (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
	(unaudited)
Dermatologic(1)	$31,897	$20,378	$11,519
Other(2)	2,941	2,380	561
Total net revenues	$34,838	$22,758	$12,080

(1)Consists of DecisionDx-Melanoma, DecisionDx-SCC and our Diagnostic GEP offering.
(2)Consists primarily of DecisionDx-UM. Also includes TissueCypher and IDgenetix.

The following table presents the calculation of gross margin (in thousands, except percentages):

	Three Months Ended June 30,
	2022	2021	Change
	(unaudited)
Net revenues	$34,838	$22,758	$12,080
Less: Cost of sales (exclusive of amortization of acquired intangible assets)	7,686	3,697	3,989
Less: Amortization of acquired intangible assets	2,097	256	1,841
Gross margin	$25,055	$18,805	$6,250
Gross margin percentage	71.9%	82.6%	(10.7)%
The following table indicates the amount of stock-based compensation expense (non-cash) reflected in the line items above (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
	(unaudited)
Cost of sales (exclusive of amortization of acquired intangible assets)	$897	$415	$482
Research and development	1,831	1,073	758
Selling, general and administrative	6,055	3,278	2,777
Total stock-based compensation expense	$8,783	$4,766	$4,017

Net Revenues
Net revenues for the three months ended June 30, 2022 increased by $12.1 million, or 53.1%, to $34.8 million compared to the three months ended June 30, 2021, primarily due to a $11.5 million increase in revenue from our dermatologic tests, primarily DecisionDx-Melanoma and DecisionDx-SCC. The increase in dermatologic revenue was primarily attributable to a 44.1% increase in test volumes, with higher test reports delivered across each of our dermatologic offerings, due to a combination of the effects of our dermatologic sales force expansion during the second quarter of 2021 and increased patient flow potentially attributable to the easing of COVID-19 restrictions. The higher revenues also reflect Medicare payments on DecisionDx-SCC, as discussed above, and the effect of higher positive (negative) revenue adjustments related to tests delivered in previous periods, associated with changes in estimated variable consideration, which were $0.6 million for the three months ended June 30, 2022 compared to $(0.2) million for the three months ended June 30, 2021. The increase in revenue from our other tests (non-dermatologic) of $0.6 million was primarily attributable to our acquisitions of Cernostics in December 2021 and AltheaDx in April 2022.
Cost of Sales (exclusive of amortization of acquired intangible assets)
Cost of sales (exclusive of amortization of acquired intangible assets) for the three months ended June 30, 2022 increased by $4.0 million, or 107.9%, compared to the three months ended June 30, 2021, primarily due to higher personnel costs and increased costs of supplies and third-party services. Personnel costs have increased with additions in headcount in our laboratory testing operations, including headcount attributable to our acquisitions of Cernostics and AltheaDx. The increased personnel costs also reflect higher salaries and wages for existing employees. Supply and services expense have increased due to higher laboratory activity, which is attributable to higher test volumes. Due to the nature of our business, a significant portion of our cost of sales expenses represents fixed costs associated with our testing operations. Accordingly, our cost of sales expense will not necessarily increase or decrease commensurately with the change in net revenues from period to period. We expect our cost of sales expenses (exclusive of amortization of acquired intangible assets) to continue to increase in future periods as we hire additional laboratory personnel and related resources to support our expected growth in volume for our dermatologic, gastrointestinal, mental health and pipeline tests.
Gross Margin
Our gross margin percentage was 71.9% for the three months ended June 30, 2022, compared to 82.6% for the same period in 2021. The decrease was primarily due to this year’s additional investments in laboratory headcount, higher salaries and wages, and higher amortization expense associated with our acquired intangible assets. In the near term, we expect that our gross margin percentage will decline, compared to prior periods, as we invest in additional laboratory personnel and related resources to support the anticipated growth in our test report volumes in advance of obtaining reimbursement coverage. Additionally, our gross margin percentage will continue to be negatively impacted by amortization of intangible assets associated with recent acquisitions.
Research and Development
Research and development expenses increased by $5.1 million, or 75.6%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Approximately 50.1% of the increase is attributable to higher personnel costs, primarily due to expansions in headcount in support of our growth, higher salaries and wages, and higher stock-based compensation expense, and approximately 23.6% is attributable to higher costs for clinical studies, including costs related to the PERSONALize, CONNECTION and DECIDE studies. In the second quarter of 2022, we decided to close our PERSONALize study. The remainder of the increase is primarily associated with higher costs incurred for outside legal fees. We expect to continue to increase our research and development expenses as we fund ongoing evidence development for our existing products as well as additional pipeline programs.
Selling, General and Administrative
The following table provides a breakdown of SG&A expenses (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
	(unaudited)
Sales and marketing	$21,581	$11,867	$9,714
General and administrative	15,917	8,955	6,962
Total selling, general and administrative expense	$37,498	$20,822	$16,676
Sales and marketing expenses increased by $9.7 million, or 81.8%, for the three months ended June 30, 2022, compared to three months ended June 30, 2021. Approximately $5.2 million, or 53.6%, of the increase is attributable to higher personnel costs including salaries, bonuses and stock-based compensation. Personnel costs have increased through the expansion of our dermatology-facing commercial team headcount to the mid-60s in the second quarter of 2021 and through our acquisitions of Cernostics in December 2021 and AltheaDx in April 2022. Following our acquisition of Cernostics in December 2021, we hired an initial commercial team of approximately 14 outside sales territories, along with commensurate internal sales associates and other personnel, to support our launch of the TissueCypher Barrett’s Esophagus Assay and to serve as a dedicated team focused on gastroenterology specialists that diagnose and manage patients with BE. Through our acquisition of AltheaDx, we added a commercial team of approximately 20 outside sales territories to support our launch of the IDgenetix test. In addition to increases through sales force expansion, higher personnel costs also reflect salary increases for members of our existing sales force. The remainder of the increase in sales and marketing expenses was primarily associated with training events, meetings, travel and other general increases. The higher expenses for training events and travel reflect an increase in our sales and commercial operations related to our expanded headcount and expanded test offerings, as well a return to more in-person activities resulting from the continued easing of COVID-19 restrictions. Stock-based compensation expense included in sales and marketing expense was $2.9 million for the three months ended June 30, 2022, compared to $1.5 million for the three months ended June 30, 2021.We expect sales and marketing expenses to increase in future periods as we intend to expand our outside sales territories and sales force further during 2022, as discussed under “Overview” above.
General and administrative expenses increased by $7.0 million, or 77.7%, for the three months ended June 30, 2022, compared to three months ended June 30, 2021. The increase is primarily attributable to $3.6 million in higher personnel costs including salaries, bonuses and stock-based compensation. The higher personnel costs reflect expanded headcount in our administrative support functions, including that related to the acquisitions of Cernostics and AltheaDx, as well as higher rates of pay. Stock-based compensation expense included in general and administrative expense was $3.2 million for the three months ended June 30, 2022, compared to $1.8 million for the three months ended June 30, 2021. Furthermore, we incurred $1.7 million of transaction costs associated with our acquisition of AltheaDx. The remainder of the increase in general and administrative expenses was primarily associated with professional fees and other general increases.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets increased by $1.8 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase is primarily associated with amortization of developed technology attributable to the acquisitions of the Myriad MyPath Laboratory, Cernostics, and AltheaDx in May 2021, December 2021 and April 2022, respectively.
Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration for the three months ended June 30, 2022 of $20.4 million, a net gain, is primarily related to the remeasurement of the Earnout Payments associated with our acquisition of Cernostics and reflects changes in management’s projections regarding attainment of certain commercial milestones. There was no such activity during the three months ended June 30, 2021.
Interest Income
Interest income increased by $0.3 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily as a result of higher interest rates.
Income Tax (Benefit) Expense
Our income tax benefit was $2.0 million for the three months ended June 30, 2022 and was primarily attributable to a reduction of $1.8 million in our valuation allowance on net deferred tax assets resulting from our acquisition of AltheaDx in April 2022. Specifically, we took into consideration the additional deferred tax liabilities resulting from the acquisition and determined that a portion of our existing valuation allowance should be reduced. Other than this item, we recorded minimal amounts in income tax benefit because in both the three months ended June 30, 2022 and 2021, the income tax benefit of the pre-tax loss was largely offset by corresponding changes in the valuation allowance on net deferred tax assets, as we have determined that it is more likely than not that these benefits will not be realized.
Stock-Based Compensation Expense
Stock-based compensation expense, which is allocated among cost of sales, research and development expense and SG&A expense, totaled $8.8 million for the three months ended June 30, 2022, compared to $4.8 million for the three months ended June 30, 2021. We expect material increases in stock-based compensation expense in future periods, reflecting mainly higher awards outstanding due to growth in our headcount. As of June 30, 2022, we had 482 employees compared to 292 as of June 30, 2021. As of June 30, 2022, the total unrecognized stock-based compensation cost related to outstanding awards was $99.5 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 3.0 years. We expect to continue granting stock-based compensation awards, which we expect to further contribute to increases in stock-based compensation expense in future periods.

Comparison of the six months ended June 30, 2022 and 2021
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,		Change
	2022	2021
	(unaudited)
Net revenues	$61,690	$45,571	$16,119	35.4%
Operating expenses and other operating income
Cost of sales (exclusive of amortization of acquired intangible assets)	13,630	6,725	6,905	102.7%
Research and development	22,687	12,701	9,986	78.6%
Selling, general and administrative	67,951	38,983	28,968	74.3%
Amortization of acquired intangible assets	3,745	256	3,489	1,362.9%
Change in fair value of contingent consideration	(17,836)	—	(17,836)	NA
Total operating expenses, net	90,177	58,665	31,512	53.7%
Operating loss	(28,487)	(13,094)	(15,393)	(117.6)%
Interest income	400	28	372	1,328.6%
Interest expense	(7)	—	(7)	NA
Loss before income taxes	(28,094)	(13,066)	(15,028)	(115.0)%
Income tax (benefit) expense	(1,823)	5	(1,828)	NM
Net loss	$(26,271)	$(13,071)	$(13,200)	(101.0)%

NA = Not applicable
NM = Not meaningful
The following table provides a disaggregation of net revenues by type (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
	(unaudited)
Dermatologic(1)	$56,236	$41,288	$14,948
Other(2)	5,454	4,283	1,171
Total net revenues	$61,690	$45,571	$16,119

(1)Consists of DecisionDx-Melanoma, DecisionDx-SCC and Diagnostic GEP offering.
(2)Consists primarily of DecisionDx-UM. Also includes TissueCypher and IDgenetix.
The following table presents the calculation of gross margin (in thousands, except percentages):

	Six Months Ended June 30,
	2022	2021	Change
	(unaudited)
Net revenues	$61,690	$45,571	$16,119
Less: Cost of sales (exclusive of amortization of acquired intangible assets)	13,630	6,725	6,905
Less: Amortization of acquired intangible assets	3,745	256	3,489
Gross margin	$44,315	$38,590	$5,725
Gross margin percentage	71.8%	84.7%	(12.9)%

The following table indicates the amount of stock-based compensation expense (non-cash) reflected in the line items above (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
	(unaudited)
Cost of sales (exclusive of amortization of acquired intangible assets)	$1,750	$925	$825
Research and development	3,659	2,131	1,528
Selling, general and administrative	11,793	6,623	5,170
Total stock-based compensation expense	$17,202	$9,679	$7,523

Net Revenues
Net revenues for the six months ended June 30, 2022 increased by $16.1 million, or 35.4%, to $34.8 million compared to the six months ended June 30, 2021, primarily due to a $14.9 million increase in revenue from our dermatologic tests, primarily DecisionDx-Melanoma and DecisionDx-SCC, and to a lesser extent, a $1.2 million increase in revenue from our other tests (non-dermatologic). The increase in dermatologic revenue was primarily attributable to a 54.6% increase in test volumes, with higher test reports delivered across each of our dermatologic offerings, due to a combination of the effects of our dermatologic sales force expansion during the second quarter of 2021 and increased patient flow potentially attributable to the easing of COVID-19 restrictions. The higher revenues also reflect Medicare payments on DecisionDx-SCC, as discussed above. The higher volumes were partially offset by the effect of lower positive (negative) revenue adjustments related to tests delivered in previous periods, associated with changes in estimated variable consideration, which were $(0.3) million for the six months ended June 30, 2022 compared to $5.1 million for the six months ended June 30, 2021. The year-over-year decrease is primarily attributable to the effect of favorable adjustments related to the settlement and collection during the six months ended June 30, 2021 of certain groups of receivables from prior years that did not recur during the six months ended June 30, 2022. The increase in revenue from our other tests (non-dermatologic) of $1.2 million was primarily attributable to higher test report volume of DecisionDx-UM and the acquisitions of Cernostics in December 2021 and AltheaDx in April 2022.
Cost of Sales (exclusive of amortization of acquired intangible assets)
Cost of sales (exclusive of amortization of acquired intangible assets) for the six months ended June 30, 2022 increased by $6.9 million, or 102.7%, compared to the six months ended June 30, 2021, primarily due to higher personnel costs and increased costs of supplies and third-party services. Personnel costs have increased with additions in headcount in our laboratory testing operations, including headcount attributable to our acquisitions of Cernostics and AltheaDx. The increased personnel costs also reflect higher salaries and wages for existing employees. Supply and service expenses have increased due to higher laboratory activity, which is attributable to higher test volumes. Due to the nature of our business, a significant portion of our cost of sales expenses represents fixed costs associated with our testing operations. Accordingly, our cost of sales expense will not necessarily increase or decrease commensurately with the change in net revenues from period to period. We expect our cost of sales expenses (exclusive of amortization of acquired intangible assets) to continue to increase in future periods as we hire additional laboratory personnel and related resources to support our expected growth in volume for our dermatologic, gastrointestinal, mental health and pipeline tests.
Gross Margin
Our gross margin percentage was 71.8% for the six months ended June 30, 2022, compared to 84.7% for the same period in 2021. The decrease was primarily due to lower revenue adjustments related to tests delivered in previous periods, higher personnel costs attributable to investments in laboratory headcount as well as higher salaries and wages, and higher amortization expense associated with our acquired intangible assets. In the near term, we expect that our gross margin percentage will decline, compared to prior periods, as we invest in additional laboratory personnel and related resources to support the anticipated growth in our report volumes for tests in advance of obtaining reimbursement coverage. Additionally, our gross margin percentage will continue to be negatively impacted by amortization of intangible assets associated with recent acquisitions.
Research and Development
Research and development expenses increased by $10.0 million, or 78.6%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. Approximately 50.7% of the increase is attributable to higher personnel costs, primarily due to expansions in headcount in support of our growth, higher pay rates and higher stock-based compensation expense, and approximately 22.0% is attributable to higher costs for clinical studies, including costs related to the PERSONALize, CONNECTION and DECIDE studies. In the second quarter of 2022, we decided to close our PERSONALize study. The remainder of the increase is primarily associated with meeting costs and travel expenses. We expect to continue to increase our research and development expenses as we fund ongoing evidence development for our existing products as well as additional pipeline programs.
Selling, General and Administrative
The following table provides a breakdown of SG&A expenses (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
	(unaudited)
Sales and marketing	$39,802	$21,523	$18,279
General and administrative	28,149	17,460	10,689
Total selling, general and administrative expense	$67,951	$38,983	$28,968
Sales and marketing expenses increased by $18.3 million, or 84.9%, for the six months ended June 30, 2022, compared to six months ended June 30, 2021. Approximately $10.6 million, or 57.9%, of the increase is attributable to higher personnel costs including salaries, bonuses and stock-based compensation. Personnel costs have increased through the expansion of our dermatology-facing commercial team headcount to the mid-60s during the second quarter of 2021 and through our acquisitions of Cernostics in December 2021 and AltheaDx in April 2022. Following our acquisition of Cernostics, we hired an initial commercial team of approximately 14 outside sales territories, along with commensurate internal sales associates and other personnel, to support our launch of the TissueCypher Barrett’s Esophagus Assay and to serve as a dedicated team focused on gastroenterology specialists that diagnose and manage patients with BE. Through our acquisition of AltheaDx, we added a commercial team of approximately 20 outside sales territories to support our launch of the IDgenetix test. In addition to increases through sales force expansion, higher personnel costs also reflect salary increases for members of our existing sales force. The remainder of the increase in sales and marketing expenses was primarily associated with training events, meetings, travel and other general increases. The higher expenses for training events and travel reflect an increase in our sales and commercial operations related to our expanded headcount and expanded test offerings, as well a return to more in-person activities resulting from the continued easing of COVID-19 restrictions. Stock-based compensation expense included in sales and marketing expense was $5.7 million for the six months ended June 30, 2022, compared to $3.0 million for the six months ended June 30, 2021. We expect sales and marketing expenses to increase in future periods as we intend to expand our outside sales territories and sales force further during 2022, as discussed under “Overview” above.
General and administrative expenses increased by $10.7 million, or 61.2%, for the six months ended June 30, 2022, compared to six months ended June 30, 2021. The increase is primarily attributable to $6.3 million in higher personnel costs including salaries, bonuses and stock-based compensation. The higher personnel costs reflect expanded headcount in our administrative support functions, including that related to the acquisitions of Cernostics and AltheaDx, as well as higher rates of salaries and wages. Stock-based compensation expense included in general and administrative expense was $6.1 million for the six months ended June 30, 2022, compared to $3.6 million for the six months ended June 30, 2021. Furthermore, we incurred $1.7 million of transaction costs associated with our acquisition of AltheaDx. The remainder of the increase in general and administrative expenses was primarily associated with professional fees and other general increases.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets increased by $3.5 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase is primarily associated with amortization of developed technology attributable to the acquisitions of the Myriad MyPath Laboratory, Cernostics, and AltheaDx in May 2021, December 2021 and April 2022, respectively.
Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration for the six months ended June 30, 2022 of $17.8 million, a net gain, is primarily related to the remeasurement of the Earnout Payments associated with our acquisition of Cernostics and reflects changes in management’s projections regarding attainment of certain commercial milestones. There was no such activity during the six months ended June 30, 2021.

Interest Income
Interest income increased by $0.3 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily as a result of higher interest rates.
Income Tax (Benefit) Expense
Our income tax benefit was $1.8 million for the six months ended June 30, 2022, and was primarily attributable to a reduction of $1.8 million in our valuation allowance on net deferred tax assets resulting from our acquisition of AltheaDx in April 2022. Specifically, we took into consideration the additional deferred tax liabilities resulting from the acquisition and determined that a portion of our existing valuation allowance should be reduced. Other than this item, we recorded minimal amounts in income tax benefit because in both the six months ended June 30, 2022 and 2021, the income tax benefit of the pre-tax loss was largely offset by corresponding changes in the valuation allowance on net deferred tax assets, as we have determined that it is more likely than not that these benefits will not be realized.
Stock-Based Compensation Expense
Stock-based compensation expense, which is allocated among cost of sales, research and development expense and SG&A expense, totaled $17.2 million for the six months ended June 30, 2022, compared to $9.7 million for the six months ended June 30, 2021. We expect material increases in stock-based compensation expense in future periods, reflecting mainly higher awards outstanding due to growth in our headcount. As of June 30, 2022, we had 482 employees compared to 292 as of June 30, 2021. As of June 30, 2022, the total unrecognized stock-based compensation cost related to outstanding awards was $99.5 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 3.0 years. We expect to continue granting stock-based compensation awards, which we expect to further contribute to increases in stock-based compensation expense in future periods.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents and cash generated from the sale of our products. As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents of $273.2 million and $329.6 million, respectively. In addition to the revenue generated from the sale of our commercial products, we have financed our operations through our IPO in July 2019, two follow-on public offerings of common stock in June 2020 and December 2020, and a $25.0 million secured term loan credit facility, which we repaid in full in December 2020.
On December 14, 2020, we filed an automatically effective shelf registration statement on Form S-3 (File No. 333-251331) (our “Shelf Registration Statement”) with the SEC as a “well-known seasoned issuer.” The Shelf Registration Statement allows us to issue an indeterminate number or amount of common stock, preferred stock, debt securities and warrants from time to time in one or more offerings. However, there can be no assurance that we will complete any further offerings of securities under our Shelf Registration Statement. Any future offerings under our Shelf Registration Statement will be dependent upon, among other factors, market conditions, available pricing, our financial condition, investor perception of our prospects, our capital needs and our ability to maintain status as a well-known seasoned issuer. Our market capitalization as of August 1, 2022 is below the level required to maintain status as well-known seasoned issuer in the future.
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
In December 2021, we acquired Cernostics for $30.7 million in cash and in April 2022, we acquired AltheaDx, for $30.5 million in cash and $17.1 million in shares of our common stock. Under the definitive agreement to acquire Cernostics, we also agreed to pay up to an additional $50.0 million of Earnout Payments, based on the achievement of certain commercial milestones relating to the year ending December 31, 2022. With respect to AltheaDx, we agreed to pay up to an additional $75.0 million, 50% in cash and 50% in common stock, based on the achievement of certain commercial milestones relating to the years ending December 31, 2022, 2023 and 2024. In each case, the number of shares of our common stock that may be issued in connection with the Earnout Payments is subject to limitations, as discussed in Notes 5 and 10 to the unaudited condensed consolidated financial statements. Our actual liability with respect to these commercial milestone payments from our acquisitions will depend, in part, on our ability to successfully integrate the TissueCypher Barrett’s Esophagus Assay (acquired from Cernostics) and IDgenetix (acquired from AltheaDx) into our suite of commercial product offerings and the timing thereof.
Since our inception, we have generally incurred significant losses and negative cash flows. For the year ended December 31, 2021 we had a net loss of $31.3 million and an accumulated deficit of $93.8 million as of December 31, 2021. For the six months ended June 30, 2022, we had a net loss of $26.3 million and an accumulated deficit of $120.0 million as of June 30, 2022. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful commercialization of our currently marketed products and the products we plan to launch in the future as well as our spending on research and development activities. We expect to incur additional expenses and losses in the future as we invest in the commercialization of our existing products, the development of our future product candidates and the commercialization of our product candidates. Further, we expect that any acquisitions of businesses, products, assets or technologies will also increase our expenses. We believe that our existing cash and cash equivalents and anticipated cash generated from the sale of our commercial products will be sufficient to fund our operations for the next twelve months. We believe we will meet longer-term expected cash requirements and obligations through a combination of existing cash and cash equivalents, anticipated cash generated from sales of our products and issuances of equity securities or debt offerings, including through our Shelf Registration Statement. However, we have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. There are numerous risks and uncertainties associated with developing genomic tests, including, among others, the uncertainty of:
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
Leases
We have entered into various operating and finance leases, which are primarily associated with our laboratory facilities and office space. Total undiscounted future minimum payment obligations under our operating leases and finance leases as of June 30, 2022 totaled approximately $10.1 million, of which $0.7 million is payable through the remainder of 2022 and $9.4 million through the end of 2033. The leases expire on various dates through 2033 and provide certain options to renew for additional periods. On March 11, 2022, we amended an existing lease agreement to lease additional laboratory space in Phoenix, Arizona. On April 1, 2022, we entered into a new lease agreement with an initial term of 10.5 years for laboratory and office space located in Pittsburgh, Pennsylvania. As of June 30, 2022, neither of the two leases had commenced. Upon commencement, we expect these two leases to increase our undiscounted future minimum payment obligations by a total of approximately $13.8 million.

Cash Flows
The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021
	(unaudited)
Net cash used in operating activities	$(30,431)	$(10,069)
Net cash used in investing activities	(27,913)	(34,845)
Net cash provided by financing activities	1,877	3,401
Net change in cash and cash equivalents	(56,467)	(41,513)
Cash and cash equivalents, beginning of period	329,633	409,852
Cash and cash equivalents, end of period	$273,166	$368,339
Operating Activities
Net cash used in operating activities was $30.4 million for the six months ended June 30, 2022, and was primarily attributable to the net loss of $26.3 million, the change in fair value of contingent consideration of $17.8 million, increases in accounts receivable of $5.6 million and deferred income taxes of $1.8 million, partially offset by non-cash stock compensation expense of $17.2 million and depreciation and amortization of $4.8 million.
Net cash used in operating activities was $10.1 million for the six months ended June 30, 2021, and was primarily attributable to the net loss of $13.1 million, increases in accounts receivable of $5.3 million and recoupment of $2.2 million of an advance payment from CMS under its Accelerated and Advance Payment Program, partially offset by non-cash stock compensation expense of $9.7 million and decreases in prepayments and other current assets of $1.3 million.
The $20.4 million additional net cash used in operating activities for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 is primarily due to cash requirements associated with the increases in operating expenses, the majority of which were attributable to salaries, bonuses and benefits due to our growth in headcount, as discussed in further detail under “Results of Operations—Comparison of the six months ended June 30, 2022 and 2021” above. The effect of the higher expenses on net cash used in operating activities was partially offset by cash inflows from the higher revenues.
Investing Activities
Net cash used in investing activities was $27.9 million for the six months ended June 30, 2022 and consisted primarily of the cash portion of the AltheaDx purchase consideration of $26.7 million (net of cash and cash equivalents acquired) and purchases of property and equipment of $1.8 million. Net cash used in investing activities was $34.8 million for the six months ended June 30, 2021 and consisted primarily of the purchase of Myriad MyPath Laboratory of $33.2 million (including transaction costs) and purchases of property and equipment of $1.7 million.
Financing Activities
Net cash provided by financing activities was $1.9 million for the six months ended June 30, 2022, and primarily consisted of $1.5 million in proceeds from contributions to the employee stock purchase plan and $0.5 million in proceeds from the exercise of stock options.
Net cash provided by financing activities was $3.4 million for the six months ended June 30, 2021, and primarily consisted of $2.3 million in proceeds from the exercise of stock options and $1.4 million in proceeds from contributions to the employee stock purchase plan.
Inflation
In 2021, the rate of inflation in the United States began to increase and has since risen to levels not experienced in over 40 years. We are experiencing inflationary pressures, primarily in personnel costs, and we anticipate impacts on other cost areas within the next twelve months. The extent of any future impacts from inflation on our business and our results of operations will be dependent upon how long the elevated inflation levels persist and the extent to which the rate of inflation further increases, if at all, neither of which we are able to predict. If elevated levels of inflation were to persist or if the rate of inflation were to accelerate, the purchasing power of our cash and cash equivalents may be diminished, our expenses could increase faster than anticipated and we may utilize our capital resources sooner than expected. Further, given the complexities of the reimbursement landscape in which we operate, our payors may be unwilling or unable to increase reimbursement rates to compensate for inflationary impacts. As such, the effects of inflation may adversely impact our results of operations, financial condition and cash flows.
Critical Accounting Estimates
During the six months ended June 30, 2022, except as noted below, there were no significant changes to the information discussed under “Critical Accounting Estimates” included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2021.
The following is an updated discussion of our critical accounting estimates related to contingent consideration. This information should be read in conjunction with our other information on critical accounting estimates included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Contingent Consideration
Under the terms of business combinations or asset acquisitions, we may be required to pay additional consideration if specified future events occur or if certain conditions are met.
In a business combination, in accordance with to ASC Topic 805, Business Combinations, contingent consideration is recorded at fair value as of the acquisition date and classified as liabilities or equity based on applicable accounting principles generally accepted in the United States of America (“U.S. GAAP”). For contingent consideration classified as liabilities, we remeasure the contingent consideration at fair value each period with changes in fair value recorded in the statements of operations and comprehensive loss each period.
For contingent consideration in transactions that are not business combinations, we apply applicable U.S. GAAP. With respect to the additional consideration that may be payable in connection with the acquisition of Cernostics, an asset acquisition we completed on December 3, 2021, we account for the contingent consideration as liability in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), under the guidance for obligations that must or may be settled by issuance of a variable number of shares. In accordance with ASC 480, we record the contingent consideration initially and subsequently at fair value with changes in fair value recorded in the condensed consolidated statements of operations and comprehensive loss each period.
Liabilities for contingent consideration are classified as a “Level 3” fair value measurements (as defined in Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021) due to the use of significant unobservable inputs and a Monte Carlo simulation to determine its fair value. The Monte Carlo simulation uses projections of the commercial milestones for the applicable period as well as the corresponding targets and approximate timing of payment based on the terms of the arrangement. The analysis also uses assumptions for expected volatility of the financial metrics and a risk-adjusted discount rate. The assumptions and estimates we use in the Monte Carlo simulation require considerable judgment and may change in future periods as a result of new information. For example, during the three months ended June 30, 2022, as a result of a change in management’s projections regarding the outcome of certain commercial milestones associated with our acquisition of Cernostics, the fair value of the related contingent consideration liability decreased by $20.8 million.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Due to how we recognize revenue, our quarterly revenues may not reflect our underlying business.*
We have concluded that our contracts include variable consideration because the amounts paid by Medicare or commercial health insurance carriers may be paid at less than our standard rates or not paid at all, with such differences considered implicit price concessions. Variable consideration attributable to these price concessions is measured at the expected value using the ‘‘most likely amount’’ method under ASC 606. The amounts are determined by historical average collection rates by test type and payor category taking into consideration the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as the judgment and actions of third parties. Determining variable consideration through a consideration of these factors involves a significant level of estimation uncertainty, and our estimations may turn out to be incorrect. Such variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. Variable consideration may be constrained and excluded from the transaction price in situations where there is no contractually agreed upon reimbursement coverage or in the absence of a predictable pattern and history of collectability with a payor. Variable consideration for Medicare claims that are not covered by an LCD or otherwise, including those claims undergoing appeal, is deemed to be fully constrained due to factors outside our influence (e.g., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. As a result of the timing and amount of adjustments for variable consideration, our operating results and comparisons of such results on a period-to-period basis may be difficult to understand and may not be meaningful. In addition, these fluctuations in revenue may make it difficult for us, for research analysts and for investors to accurately forecast our revenue and operating results. If our revenue or operating results fall below expectations, the price of our common stock would likely decline.
We have incurred significant losses since inception, and we may never achieve profitability.*
Since our inception, we have had a history of net losses. For the year ended December 31, 2021 we had a net loss of $31.3 million and an accumulated deficit of $93.8 million as of December 31, 2021. For the six months ended June 30, 2022, we had a net loss of $26.3 million. As of June 30, 2022, we had an accumulated deficit of $120.0 million. We cannot predict if we will achieve profitability in the near future or at all. We expect to incur losses in the future as we plan to invest significant additional funds toward the expansion of our commercial organization, the conduct of clinical utility and validity studies to support adoption of our products and the development or acquisition of additional products. We also expect significant increases in our stock-based compensation expense in future periods, reflecting higher stock option valuations as a public company and additional awards outstanding due to increased headcount. Additionally, our performance could be affected by the impacts of the ongoing COVID-19 pandemic, the invasion of Ukraine by Russia, economic slowdowns, recessions or market corrections, inflation, rising interest rates and tightening of credit markets resulting from the pandemic, the conflict or another cause. Due to the requirements associated with being a public company, including those associated with no longer qualifying as an emerging growth company, we expect to continue incur significant additional legal, accounting and other expenses. We also expect that any acquisitions of businesses, assets, products or technologies will increase our expenses. These increased expenses will make it harder for us to achieve future profitability. We may also incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Quarterly Report on Form 10‑Q, adoption of our products, coverage of and reimbursement rates for our products from third-party payors, and future research and development activities. Our failure to achieve profitability in the future could cause the market price of our common stock to decline and make it more difficult or costly for us to raise additional capital.
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
We may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including to:
•increase our sales and marketing efforts for the DecisionDx-Melanoma, DecisionDx-SCC, DiffDx-Melanoma, MyPath Melanoma, DecisionDx-UM, TissueCypher and IDgenetix tests and address competitive developments among these or future commercial products;
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
•the duration and effects of elevated inflation;

•the effects on our operations of general political and economic conditions, including the COVID-19 pandemic, the invasion of Ukraine by Russia, economic slowdowns, recessions or market corrections, the duration and effects of elevated inflation, rising interest rates and tightening of credit markets resulting from the pandemic, the conflict or another cause; and
•the effect of competing technological and market developments.
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
Any disruptions to, or volatility in, the credit and financial markets or any deterioration in overall economic conditions, resulting from the pandemic, the conflict or another cause, may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our commercialization, research and development efforts or grant rights to third parties to market and/or develop products that we would otherwise prefer to market and develop ourselves.
Risks Related to Our Business
Our revenue currently depends primarily on sales of DecisionDx-Melanoma, and we will need to generate sufficient revenue from this and other products to grow our business.*
Most of our revenue in 2021 and 2020 was derived from the sale of our lead product, DecisionDx-Melanoma. While we also derive revenue from DecisionDx-UM, DecisionDx-SCC, our Diagnostic GEP offering (which consists of MyPath Melanoma and DiffDx-Melanoma), the TissueCypher Barrett’s Esophagus Assay and the IDgenetix test, we expect that the majority of our revenue for the foreseeable future will be derived from sales of DecisionDx-Melanoma. Further, we believe that our long-term commercial success will depend on our ability to develop and market additional products. Our ability to derive revenue from DecisionDx-Melanoma, DecisionDx-UM, DecisionDx-SCC, MyPath Melanoma, DiffDx-Melanoma, the TissueCypher Barrett’s Esophagus Assay, the IDgenetix test and any future products that we commercialize or acquire is uncertain and depends on favorable coverage and reimbursement policies from government payors, such as Medicare, and from private payors, such as insurance companies. Without positive coverage policies, our products may not be reimbursed and we may not be able to recognize revenue. If we are unable to increase sales and expand coverage and reimbursement for DecisionDx-Melanoma, develop and commercialize other products, and successfully obtain coverage and adequate reimbursement for such products, our revenue and our ability to achieve profitability would be impaired, and the market price of our stock could decline substantially.
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
•delays or difficulties in delivering test reports, interruptions in research and development and other limitations of key business activities due to members of our workforce becoming ill, compliance with applicable vaccination mandates and/or stay-at-home or other similar orders imposed by or that may be imposed by state and local governments, including at our Phoenix, Arizona, San Diego, California, Pittsburgh, Pennsylvania and Friendswood, Texas locations;

•delayed reimbursement from third-party payors, disruption in our supply channel and other adverse impacts on our business resulting from the negative effects of the COVID-19 pandemic on our suppliers, service providers and other third parties on whom we rely; and
•delayed or postponed interactions with regulators and other important agencies and contractors, due to limitations in employee resources, travel restrictions or forced furlough of government employees.
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
Our future results will be dependent upon the extent and duration of the COVID-19 crisis, including the emergence and spread of variants of the virus, and government restrictions, which are beyond our control. Although state and local government restrictions put in place to slow the spread of the virus have been eased in most locations, restrictions may be reinstated from time to time in various regions depending on the circumstances, potentially impacting the flow of future patient visits as well as access to our sales targets. Even with the easing of state and local restrictions and the availability of vaccinations, patient visits and diagnoses of the diseases covered by our diagnostic and prognostic tests may be impacted by continued apprehension regarding possible exposure to the virus as well as a general shift from in-person clinical visits to telehealth approaches, which may result in missed or delayed diagnoses of skin cancer and other diseases.
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
The COVID-19 crisis continues to evolve. The extent to which COVID-19 will further impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the crisis, resurgences of the virus, the emergence and spread of variants of the virus, vaccination rates, vaccination mandates, vaccination effectiveness, therapeutic treatments, the use of telemedicine, travel restrictions, stay-at-home or other similar orders and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the virus. Any of these factors, individually or in combination, could materially and adversely affect our business, results of operations, financial condition or cash flows. In addition, the current and potential adverse impacts of the COVID-19 crisis on our business, financial condition, results of operations and growth prospects, may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.
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
•compliance with complex federal and state regulations related to billing government healthcare programs, including Medicare, Medicaid, Veterans Health Administration and TRICARE;
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
We use standard industry billing codes, known as Current Procedural Terminology codes, to bill for our products. If these codes were to change, there is a risk of an error being made in the claim adjudication process. Such errors can occur with claims submission, third-party transmission or in the processing of the claim by the payor. Claim adjudication errors may result in a delay in payment processing or a reduction in the amount of the payment we receive.
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
In addition to the complexities noted above, we rely upon a third-party software application in the administration of our billing and collection process. Any significant disruption in our billing operations or the discovery of a deficiency in the design of our billing process could adversely impact our ability to generate and send invoices, calculate revenues, track payments and collect our accounts receivable. Although to date we have not experienced any disruptions or identified any deficiencies with our billing process or billing system, there can be no assurances that any disruptions or deficiencies will not occur in the future. Additionally, any failure in the design or operation of our internal controls related to our billing and collection processes could adversely impact our ability to conclude on the effectiveness of our internal control over financial reporting and could cause our auditor to issue an adverse opinion on our internal control over financial reporting.
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
In addition, all of our testing services are performed by our certified laboratories located in Phoenix, Arizona, San Diego, California and Pittsburgh, Pennsylvania, under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) rather than by local laboratory or pathology practices. Accordingly, it may be difficult for us to collect samples from pathologists, and pathologists may be reluctant to support our testing services.
We rely on limited or sole suppliers for some of the reagents, equipment, chips and other materials used by our products, and we may not be able to find replacements or transition to alternative suppliers.*
We rely on limited or sole suppliers for certain reagents and other materials and components that we use for our products. Some of these items are unique to these suppliers and vendors. While we have developed alternate sourcing strategies for these materials and vendors, we cannot be certain whether these strategies will be effective or the alternative sources will be available when we need them. If these suppliers can no longer provide us with the materials we need, if the materials do not meet our quality specifications or are otherwise unusable, if we cannot obtain acceptable substitute materials, or if we elect to change suppliers, an interruption in laboratory operations could occur, we may not be able to deliver patient reports on a timely basis, or at all, and we may incur higher one-time switching costs. Any such interruption may significantly affect our future revenue, cause us to incur higher costs, and harm our customer relationships and reputation. In addition, in order to mitigate these risks, we maintain inventories of these supplies at higher levels than would be the case if multiple sources of supply were available. If our testing volume decreases or we switch suppliers, we may hold excess supplies with expiration dates that occur before use which would adversely affect our losses and cash flow position. As we introduce any new products, we may experience supply issues as we ramp up test volume, or encounter additional disruptions to trade, commerce, pricing stability, credit availability and global supply chain continuity as a result of the invasion of Ukraine by Russia, particularly if we contract with suppliers with operations or commercial relationships in Eastern Europe or to the extent the conflict escalates to involve additional countries, further economic sanctions or wider military conflict. If we should encounter delays or difficulties in securing, reconfiguring or revalidating the equipment, reagents or other materials we require for our products, our business, financial condition, results of operations and reputation could be adversely affected.
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

The sizes of the markets for our current and future products have not been established with precision and may be smaller than we estimate.*
Our estimates of the total addressable markets for the DecisionDx-Melanoma, DecisionDx-UM, DecisionDx-SCC, MyPath Melanoma, DiffDx-Melanoma, TissueCypher and IDgenetix tests are based on a number of internal and third-party estimates, including, without limitation, the annual rate of patients with the applicable indications, the list price of our products relative to the reimbursement we expect to receive from third-party payors and the assumed prices at which we can sell our products in markets that have not been established. For example, we estimate that the total addressable market for DecisionDx-Melanoma is approximately $540 million, which is based, in part, on our review of multiple publications which show that diagnosis of melanoma is underreported by 30% to 72%. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our current or future products may prove to be incorrect. If the actual number of patients who would benefit from our products, the price at which we can sell future products, or the annual total addressable market for our products is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business.
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
Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. Variable consideration for Medicare claims that are not covered by an LCD or otherwise, including those claims undergoing appeal, is deemed to be fully constrained due to factors outside our influence (e.g., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. For these fully constrained claims, we generally recognize revenue in the period the uncertainties are resolved, if favorable. Due to potential future changes in Medicare coverage policies and appeal cycles, insurance coverage policies, contractual rates and other trends in the reimbursement of our tests, our revenues may fluctuate significantly from period to period.
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
Palmetto, the MAC responsible for administering MolDX, the program that assesses molecular diagnostic technologies, issued a final LCD for DecisionDx-Melanoma, which became effective on December 3, 2018, and issued a final expanded LCD effective November 22, 2020. This LCD provides for coverage of DecisionDx-Melanoma for certain SLNB-eligible patients with cutaneous melanoma tumors with clinically negative sentinel node basins who are being considered for SLNB to determine eligibility for adjuvant therapy. The final expanded LCD also covers use of DecisionDx-Melanoma by physicians for assessment of appropriate treatment plans, regardless of the decision to undergo or avoid the SLNB surgery. In the second quarter of 2021, Palmetto and the other MACs that participate in the MolDX program each released a revised draft LCD for DecisionDx-Melanoma. The draft LCD included commentary about two publications regarding the clinical utility of GEP tests and included an assessment stating that the new data is not sufficient to change the coverage criteria. There was an open public comment period, and we submitted comments in support of Medicare coverage. The comment period ended on August 8, 2021. Palmetto issued a final LCD on May 19, 2022 with Noridian issuing the same on June 16, 2022. The final LCDs did not result in any change in coverage.
Separately, Palmetto issued a final LCD for DecisionDx-UM effective July 10, 2017. This LCD provides for coverage of DecisionDx-UM to determine metastatic risk in connection with the management of a patient’s newly diagnosed UM and to guide surveillance and referral to medical oncology for those patients.
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

In the second quarter of 2020, we submitted our technical assessment dossier for DecisionDx-SCC to Palmetto and Noridian. The dossier was accepted as complete in the third quarter of 2020. In early 2021, we submitted our technical assessment dossier for DiffDx-Melanoma. The dossier was accepted as complete in the first quarter of 2021. In June 2022, Palmetto and Noridian each posted a draft LCD that would provide coverage criteria for DiffDx-Melanoma. We believe the LCD for DiffDx-Melanoma will be finalized by the end of the second quarter of 2023. However, there is no assurance that any draft or final LCD will match our expectations, be posted in a timeframe consistent with our historical experience or will be posted at all. Regarding DecisionDx-SCC, no draft LCD has been posted by Palmetto or Noridian to date.
In the second quarter of 2022, following the completion of a requested medical review and pricing of our DecisionDx-SCC test by Novitas, we have been receiving reimbursement from Novitas on DecisionDx-SCC at a rate of approximately $3,800 per test. On June 9, 2022, Novitas posted a draft oncology biomarker LCD that proposes to rely upon evidentiary reviews sourced from three databases: ClinGen, OncoKB and NCCN. Two of the databases do not review gene expression profile tests and NCCN has not yet, to our knowledge, reviewed DecisionDx-SCC. As such, if finalized as proposed, then DecisionDx-SCC would not be included as a covered test in the associated billing and coding article. We cannot predict whether this draft LCD will be finalized as proposed or what the timing of any final LCD might be.
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
•federal and state Occupational Safety and Health Administration rules and regulations; and
•the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and similar state health data privacy laws.
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
We are also subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations establish specific standards with respect to personnel qualifications, facility administration, proficiency testing, quality control, quality assurance and inspections. Any testing subject to CLIA regulation must be performed in a CLIA-certified or accredited lab. CLIA certification or accreditation is also required in order for us to be eligible to bill state and federal healthcare programs, as well as commercial third-party payors, for our products.
We have a current CLIA accreditation under the College of American Pathologists (“CAP”) program to conduct our tests at our clinical reference laboratory in Phoenix, Arizona. In April 2022, we acquired a laboratory in San Diego, California which is currently CLIA-certified and CAP accredited. Additionally, our laboratory in Pittsburgh, Pennsylvania, which we acquired in December of 2021, is currently CLIA-certified and we are working through the application and inspection process toward CAP accreditation. CAP maintains a clinical laboratory accreditation program. While not required for the operation of a CLIA-certified laboratory, many private insurers require CAP accreditation as a condition to contracting with clinical laboratories to cover their tests. In addition, some countries outside the United States require CAP accreditation as a condition to permitting clinical laboratories to test samples taken from their citizens. CAP accredited laboratories are surveyed for compliance with CAP standards every two years in order to maintain accreditation. Failure to maintain CAP accreditation could have a material adverse effect on the sales of our products and the results of our operations. Therefore, to maintain our CLIA accreditation, we have elected to be subject to survey and inspection every two years by CAP. Moreover, CLIA inspectors may make random inspections of our laboratory from time to time.
Our most recent CAP inspection occurred in March 2022 for our Phoenix, Arizona laboratory. Our CLIA accreditation certificate for our Pittsburgh, Pennsylvania laboratory expires on December 20, 2022, and the certificate for our San Diego, California laboratory expires in 2024.
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
In order to test specimens from New York, LDTs must be approved by the New York State Department of Health (“NYSDOH”) on a test-by-test basis before they are offered. Our laboratory director must also be separately qualified to be a laboratory director in New York. DecisionDx-Melanoma, DecisionDx-UM, DecisionDx-PRAME, DecisionDx-SCC, DiffDx-Melanoma and IDgenetix have each been formally approved. In July 2022, we submitted TissueCypher for review by NYSDOH and expect a response in the first quarter of 2023. Our laboratory director has been qualified by NYSDOH. We are subject to periodic inspection by NYSDOH and are required to demonstrate ongoing compliance with NYSDOH regulations and standards. To the extent NYSDOH identified any non-compliance and we are unable to remedy such non-compliance, the State of New York could withdraw approval for our products. We will need to seek NYSDOH approval of any future LDTs we develop and want to offer for clinical testing to New York residents, and there can be no assurance that we will be able to obtain such approval.
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
On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect through 2030, unless additional Congressional action is taken. The CARES Act and other COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020, through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Further, Congress is considering additional health reform measures as part of other reform initiatives.
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
•state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may impose similar or more prohibitive restrictions, and may apply to items or services reimbursed by any non-governmental third-party payors, including private insurers; and
•federal, state, local and foreign laws that govern the privacy and security of health information in certain circumstances, including state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts.
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
We are subject to stringent and changing state, federal, local, foreign, and other privacy and security laws, regulations, rules, contractual obligations, policies and other obligations, and our failure to comply or perceived failure to comply with those obligations could result in regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.*
In the ordinary course of our business, we collect, store, use, transmit, disclose, or otherwise process (“Process”) confidential, proprietary, and sensitive data, including PHI, personal information, credit card and other financial information, intellectual property and proprietary business information owned or controlled by ourselves or our customers, payors and other parties. Our data processing activities may subject us to numerous data privacy and security obligations, such as laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts and other obligations that govern the Processing of personal information by us and on our behalf.
In the United States, numerous federal, state, and local governments have enacted data privacy and security laws, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Additionally, California has enacted several laws governing the Processing of personal information, such as the California Consumer Privacy Act of 2018 (“CCPA”), which provides California residents certain rights relate to their personal information, the California Rights Privacy Act of 2020 (“CPRA”), effective January 1, 2023, which will expand the CCPA, and the California Confidentiality of Medical Information Act, which restricts the use and disclosure of health information and other personal information. Although the CCPA exempts some personal information processed in the context of clinical trials, the CCPA, to the extent applicable to our business and operations, may increase compliance costs and potential liability with respect to other personal information we maintain about California residents. In addition, other states have enacted or proposed privacy laws, further complicating compliance efforts. Outside the United States, there are also an increasing number of laws, regulations, industry standards and other obligations concerning privacy and security, including for example the European Union’s (“EU”) General Data Protection Regulation (EU) 2016/679 (“GDPR”), the United Kingdom’s GDPR (“UK GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and China’s Personal Information Protection Law (“PIPL”).
Moreover, certain jurisdictions have enacted data localization laws and cross-border personal information transfer laws, which could make it more difficult to transfer personal information across jurisdictions (such as transferring or receiving personal information that originates in the EU). Existing mechanisms that may facilitate cross-border personal information transfers may change or be invalidated. The more reliant our business is on the ability to effectuate cross-border data transfers, the more impact we may experience in light of any changes in the legal landscape.
In addition, privacy advocates and industry groups have proposed, and may in the future propose, standards with which we are legally or contractually bound to comply. In addition to data privacy and security laws, we may be contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. For example, we may also be subject to the Payment Card Industry Data Security Standard (“PCI DSS”). The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI-DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses. We may also rely on vendors to process payment card data, and those vendors may be subject to PCI DSS, and our business may be negatively affected if our vendors are fined or suffer other consequences as a result of PCI DSS noncompliance
More generally, we may also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. Additionally, we may publish privacy policies and other statements regarding data privacy and security, and, if these policies or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we could experience adverse consequences.
Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. These laws may be subject to varying interpretations, creating complex compliance issues for us and our clients. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources).
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
Our in-licensed intellectual property has been discovered through government funded programs and thus may be subject to federal regulations such as ‘‘march-in’’ rights, certain reporting requirements and a preference for U.S.-based companies, and compliance with such regulations may limit our exclusive rights, and limit our ability to contract with non-U.S. manufacturers.*
Intellectual property rights that have been in-licensed pursuant to a license agreement (the “License Agreement”) with The Washington University in St. Louis, Missouri (“WUSTL”) have been generated through the use of U.S. government funding, and are therefore subject to certain federal regulations. As a result, the United States federal government may retain certain rights to intellectual property embodied in our current or future product candidates under the Bayh-Dole Act. These federal government rights include a ‘‘nonexclusive, nontransferable, irrevocable, paid-up license’’ to use inventions for any governmental purpose. The Bayh-Dole Act also provides federal agencies with ‘‘march-in rights.’’ March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a ‘‘nonexclusive, partially exclusive, or exclusive license’’ to a ‘‘responsible applicant or applicants’’ if it determines that (1) adequate steps have not been taken to commercialize the invention, (2) government action is necessary to meet public health or safety needs or (3) government action is necessary to meet requirements for public use under federal regulations. If the patent owner refuses to do so, the government may grant the license itself.
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
We depend on information technology systems that we license from third parties. Any failure of such systems or loss of licenses to the software that comprises an essential element of such systems could significantly harm our business.*
We depend on information technology systems for significant elements of our operations, such as our Laboratory Information Management System, including test validation, specimen tracking and quality control, our bioinformatics analytical software systems, our test report generating systems and billing systems. Essential elements of these systems depend on software that we license from third parties. If we are unable to maintain the licenses to this software or our software providers discontinue or alter the programs on which we rely, it could render our test reports unreliable or hinder our ability to generate accurate test reports, among other things. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.
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
If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.*
We have not yet registered certain of our trademarks in all of our potential markets, although we have registrations for, among others, the DiffDx-Melanoma, DecisionDx-UM, DecisionDx-Melanoma, DecisionDx-SCC, MyPath Melanoma, TissueCypher and IDgenetix tests in the United States. Our current or future registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or descriptive determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During trademark registration proceedings, we may receive rejections. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. In addition, third parties have used trademarks similar and identical to our trademarks in foreign jurisdictions and have filed or may in the future file for registration of such trademarks. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to market our products in those countries. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Although these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names.
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
Our research and development programs and laboratory operations depend on our ability to attract and retain highly skilled scientists and technicians. We may not be able to attract or retain qualified scientists and technicians in the future due to the competition for qualified personnel among life science businesses, particularly near our laboratory facilities and office spaces located in Phoenix, Arizona, Pittsburgh, Pennsylvania, San Diego, California and our corporate headquarters in Friendswood, Texas. This competition has become exacerbated by the increase in employee resignations currently taking place throughout the United States as a result of the COVID-19 pandemic, which is commonly referred to as the “great resignation.” We may also experience employee turnover as a result of the ongoing “great resignation.” In response to competition, rising inflation rates and labor shortages, we may need to adjust employee cash compensation, which would affect our operating costs and our margins, or equity compensation, which would affect our outstanding share count and cause dilution to existing stockholders. We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified scientific personnel. We may have difficulties locating, recruiting or retaining qualified salespeople. Recruiting and retention difficulties can limit our ability to support our research and development and sales programs. All of our employees are at-will, which means that either we or the employee may terminate their employment at any time.
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
With regard to our acquisitions of the Myriad MyPath Laboratory, Cernostics and AltheaDx, actual results may differ materially from our plans and expectations. For example, there can be no assurances regarding our ability to successfully scale and integrate the MyPath Melanoma, TissueCypher and IDgenetix tests into our commercial offerings and the ability of the combined strengths of Castle, the Myriad MyPath Laboratory, Cernostics or AltheaDx to position us for continued growth and success as a leader in the diagnostics space. Further, there are inherent execution and business risks associated with managing the integration and growth objectives of more than one acquisition at the same time and such circumstances may have the effect of heightening the operational and financial risks related to acquisitions noted above and the other risks described in this “Risk Factors” section.
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
Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent, continue to increase, and are becoming increasingly difficult to detect. Threat actors, personnel (such as through theft or misuse), hacktivist, sophisticated nation-states, and nation-state-supported actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. Despite the implementation of security measures designed to protect against a security incident, we and our contractors and consultants are vulnerable to a variety of evolving threats including but not limited to service interruptions, system malfunction, natural disasters, terrorism, war, public health crises, telecommunication and electrical failures, malware (including as a result of advanced persistent threat intrusions), malicious code, ransomware, supply chain attacks, denial-of-service attacks (such as credential stuffing), social engineering and other attempts to affect service reliability and threaten the confidentiality, integrity and availability of our proprietary, confidential and sensitive information. In particular, ransomware attacks have become increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Supply-chain attacks have also increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our services) or the third-party information technology systems that support us and our services. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Any of the previously identified or similar threats could cause a disruption or security incident, which could result in unauthorized, unlawful, or accidental loss of, damage to, modification of, destruction of, alteration of, encryption of, disclosure of, access to, or acquisition of our information and could interrupt our ability to provide our services.
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
If we or a third party upon whom we rely experience a security incident or are perceived to have experienced a security incident, we may experience government enforcement actions, additional reporting requirements and/or oversight, restrictions on Processing data (including personal information), litigation, indemnification obligations, negative publicity, reputational harm, monetary fund diversions, interruptions in our operations, and other harms. Such consequences may disrupt our operations (including our ability to conduct our analyses, provide test results, bill payors or patients, process claims and appeals, provide customer assistance, conduct research and development activities, collect, process, and prepare company financial information, provide information about our products and other patient and physician education and outreach efforts through our website, and manage the administrative aspects of our business), damage our reputation, negatively impact our ability to grow our business, and others. For example, we maintain a tumor specimen database comprised of over 60,000 samples. Some of these samples were used to develop and validate DecisionDx-Melanoma, and, of those, some are currently being used to improve upon the test and some will be used in the future. If we were to lose this database, our ability to further validate, improve and therefore maintain and grow sales of DecisionDx-Melanoma could be significantly impaired.
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
Additionally, financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. In response to the invasion, the United States, United Kingdom and EU, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, and/or supply chain continuity, in both Europe and globally, and has introduced significant uncertainty into global markets. While we do not operate in Russia, Ukraine or Eastern Europe, as the adverse effects of this conflict continue to develop and potentially spread, both in Europe and throughout the rest of the world, our business and results of operations may be adversely affected, particularly to the extent this conflict escalates to involve additional countries, further economic sanctions or wider military conflict. Any of these factors could significantly harm our future international expansion and operations and, consequently, our revenue and results of operations.
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
We expect the rules and regulations applicable to public companies to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We were previously afforded exemptions from certain public company reporting requirements as a result of our status as an emerging growth company. Effective December 31, 2021, we ceased to be an emerging growth company. If we are unable to comply with these requirements on a timely basis or if the attention of our management and personnel is diverted from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. The increased costs will increase our net loss or decrease our net income, and may require us to reduce costs in other areas of our business or increase the prices of our products. In addition, as we expand, it may be more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified personnel to serve on our board of directors, our board committees or as executive officers.
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
Our business could be adversely impacted by inflation.*
In 2021, the rate of inflation in the United States began to increase and has since risen to levels not experienced in over 40 years. We are experiencing inflationary pressures, primarily in personnel costs, and we anticipate impacts on other cost areas within the next twelve months. The extent of any future impacts from inflation on our business and our results of operations will be dependent upon how long the elevated inflation levels persist and the extent to which the rate of inflation further increases, if at all, neither of which we are able to predict. If elevated levels of inflation were to persist or if the rate of inflation were to accelerate, the purchasing power of our cash and cash equivalents may be diminished, our expenses could increase faster than anticipated and we may utilize our capital resources sooner than expected. Further, given the complexities of the reimbursement landscape in which we operate, our payors may be unwilling or unable to increase reimbursement rates to compensate for inflationary impacts. As such, the effects of inflation may adversely impact our results of operations, financial condition and cash flows.
Our business could be adversely affected by natural disasters, public health epidemics and other events beyond our control.*
Although we maintain crisis management plans, our business operations are subject to interruption by natural disasters and other events and catastrophes beyond our control, including, but not limited to, earthquakes, floods, fires, tornadoes, hurricanes, power or other utility outages, telecommunications failures and public health crises. Further, outbreaks of epidemic diseases, such as the COVID-19 pandemic discussed above, or Russia’s invasion of Ukraine in February 2022, or the fear of such events, could provoke responses, including government-imposed travel restrictions that could impede the mobility and effectiveness of our sales force, disrupt our operations or those of our suppliers and service providers. The ultimate impact of any of these or similar events is highly uncertain and could have a material adverse impact on our operations.
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
•the extent and duration of the impacts on our operations of general political and economic conditions, including the COVID-19 pandemic, the invasion of Ukraine by Russia, economic slowdowns, recessions or market corrections, the duration and effects of elevated inflation, rising interest rates and tightening of credit markets resulting from the pandemic, the conflict or another cause;
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
Certain of our stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We filed such a registration statement in January 2022 to register the resale of shares of our common stock issuable in connection with our acquisition of Cernostics in December 2021. In June 2022, we filed a registration statement to register the resale of shares of our common stock that were issued and that may be issuable in connection with our acquisition of AltheaDx in April 2022. We have registered shares of common stock that we have issued and may issue under our employee equity incentive plans. As a result, these shares will be able to be sold freely in the public market upon issuance.
The market price of the shares of our common stock could decline as a result of the sale of a substantial number of our shares of common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.
We have broad discretion in the use of working capital and may not use it effectively or in ways that increase our share price.*
We cannot specify with any certainty the particular uses of working capital, but we currently expect such uses will include: funding selling and marketing activities, including expansion of our sales force to support the ongoing commercialization of current and future products; research and development related to the continued support of our current products, as well as the development of our product pipeline; and other general corporate purposes, including acquisitions and the costs associated with being a public company. The failure by our management to apply our working capital effectively could adversely affect our business and financial condition. Pending its use, we may invest working capital in a manner that does not produce income or that loses value. These investments may not yield a favorable return to our investors.
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
We are a smaller reporting company and we cannot be certain if the scaled disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.*
Effective as of June 30, 2022, we have requalified as a smaller reporting company as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies beginning with this Quarterly Report on Form 10-Q and will be able to take advantage of these scaled disclosures for so long as the market value of our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.
We cannot predict if investors will find our common stock less attractive because we will rely on these scaled disclosures. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.*
Based upon shares outstanding as of June 30, 2022, our executive officers, directors and the known holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 27% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.
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
Since the effective date of our registration statement through June 30, 2022, we have not used any of the net proceeds from the IPO. Pending such uses, we have invested, and plan to continue to invest, the balance of the net proceeds from the IPO in cash and cash equivalent securities or highly liquid investment securities.

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

10.1#
Lease Agreement, dated April 1, 2022, by and between the Registrant and ACA Concourse East Unit 3 LLC, incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2022.

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

CASTLE BIOSCIENCES, INC.

Date:	August 8, 2022	By:	/s/ Derek J. Maetzold
Derek J. Maetzold President and Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2022	By:	/s/ Frank Stokes
Frank Stokes Chief Financial Officer (Principal Financial and Accounting Officer)