Form 10-Q
period 2022-09-30
CASTLE BIOSCIENCES INC
filed 2022-11-02
CIK 1447362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 26, 2022, there were 26,351,576 shares of common stock, $0.001 par value per share, issued and outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$134,180	$329,633
Marketable investment securities	131,802	—
Accounts receivable, net	22,835	17,282
Inventory	3,802	2,021
Prepaid expenses and other current assets	6,795	4,807
Total current assets	299,414	353,743
Long-term accounts receivable, net	1,187	1,308
Property and equipment, net	13,054	9,501
Operating lease assets	12,604	7,383
Goodwill and other intangible assets, net	130,357	88,922
Other assets – long-term	1,195	1,715
Total assets	$457,811	$462,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,768	$2,546
Accrued compensation	19,532	15,483
Operating lease liabilities	1,535	1,179
Other accrued and current liabilities	5,107	5,678
Total current liabilities	31,942	24,886
Noncurrent portion of contingent consideration	1,798	18,287
Noncurrent operating lease liabilities	11,900	6,900
Deferred tax liability	614	635
Other liabilities	124	124
Total liabilities	46,378	50,832
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized as of September 30, 2022 and December 31, 2021; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 26,350,530 and 25,378,520 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	26	25
Additional paid-in capital	551,883	505,482
Accumulated deficit	(140,287)	(93,767)
Accumulated other comprehensive loss	(189)	—
Total stockholders’ equity	411,433	411,740
Total liabilities and stockholders’ equity	$457,811	$462,572

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NET REVENUES	$37,011	$23,475	$98,701	$69,046
OPERATING EXPENSES AND OTHER OPERATING INCOME
Cost of sales (exclusive of amortization of acquired intangible assets)	8,859	4,500	22,489	11,225
Research and development	10,907	7,500	33,594	20,201
Selling, general and administrative	36,626	22,595	104,577	61,578
Amortization of acquired intangible assets	2,306	694	6,051	950
Change in fair value of contingent consideration	(151)	—	(17,987)	—
Total operating expenses, net	58,547	35,289	148,724	93,954
Operating loss	(21,536)	(11,814)	(50,023)	(24,908)
Interest income	1,293	23	1,693	51
Interest expense	(6)	—	(13)	—
Loss before income taxes	(20,249)	(11,791)	(48,343)	(24,857)
Income tax (benefit) expense	—	—	(1,823)	5
Net loss	$(20,249)	$(11,791)	$(46,520)	$(24,862)

Loss per share, basic and diluted	$(0.77)	$(0.47)	$(1.79)	$(0.99)

Weighted-average shares outstanding, basic and diluted	26,316	25,287	25,938	25,072

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(20,249)	$(11,791)	$(46,520)	$(24,862)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities	(189)	—	(189)	—
Comprehensive loss	$(20,438)	$(11,791)	$(46,709)	$(24,862)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

BALANCE, JANUARY 1, 2021	—	$—	24,812,487	$25	$478,162	$(62,496)	$—	$415,691
Adoption of ASU No. 2016-02	—	—	—	—	—	21	—	21
Stock-based compensation expense	—	—	—	—	4,913	—	—	4,913
Exercise of common stock options	—	—	171,315	—	991	—	—	991
Issuance of common stock under the employee stock purchase plan	—	—	70,711	—	1,233	—	—	1,233
Public offering of common stock, adjustment to offering costs	—	—	—	—	39	—	—	39
Net loss	—	—	—	—	—	(4,280)	—	(4,280)
BALANCE, MARCH 31, 2021	—	$—	25,054,513	$25	$485,338	$(66,755)	$—	$418,608
Stock-based compensation expense	—	—	—	—	4,766	—	—	4,766
Exercise of common stock options	—	—	109,540	—	1,354	—	—	1,354
Net loss	—	—	—	—	—	(8,791)	—	(8,791)
BALANCE, JUNE 30, 2021	—	$—	25,164,053	$25	$491,458	$(75,546)	$—	$415,937
Stock-based compensation expense	—	—	—	—	5,210	—	—	5,210
Exercise of common stock options	—	—	82,756	—	1,523	—	—	1,523
Issuance of common stock under the employee stock purchase plan	—	—	39,737	—	855	—	—	855
Net loss	—	—	—	—	—	(11,791)	—	(11,791)
BALANCE, SEPTEMBER 30, 2021	—	$—	25,286,546	$25	$499,046	$(87,337)	$—	$411,734

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2022	—	$—	25,378,520	$25	$505,482	$(93,767)	$—	$411,740
Stock-based compensation expense	—	—	—	—	8,419	—	—	8,419
Exercise of common stock options	—	—	62,102	—	399	—	—	399
Issuance of common stock from vested restricted stock units and payment of employees’ taxes	—	—	2,466	—	(56)	—	—	(56)
Issuance of common stock under the employee stock purchase plan	—	—	42,332	—	1,457	—	—	1,457
Net loss	—	—	—	—	—	(24,623)	—	(24,623)
BALANCE, MARCH 31, 2022	—	$—	25,485,420	$25	$515,701	$(118,390)	$—	$397,336
Stock-based compensation expense	—	—	—	—	8,783	—	—	8,783
Exercise of common stock options	—	—	36,634	—	110	—	—	110
Issuance of common stock from vested restricted stock units and payment of employees’ taxes	—	—	6,358	—	(32)	—	—	(32)
Issuance of common stock in acquisition of business	—	—	763,887	1	17,110	—	—	17,111
Net loss	—	—	—	—	—	(1,648)	—	(1,648)
BALANCE, JUNE 30, 2022	—	$—	26,292,299	$26	$541,672	$(120,038)	$—	$421,660
Stock-based compensation expense	—	—	—	—	9,196	—	—	9,196
Exercise of common stock options	—	—	17,093	—	166	—	—	166
Issuance of common stock from vested restricted stock units and payment of employees’ taxes	—	—	4,818	—	(46)	—	—	(46)
Issuance of common stock under the employee stock purchase plan	—	—	36,320	—	895	—	—	895
Unrealized loss on marketable investment securities	—	—	—	—	—	—	(189)	(189)
Net loss	—	—	—	—	—	(20,249)	—	(20,249)
BALANCE, SEPTEMBER 30, 2022	—	$—	26,350,530	$26	$551,883	$(140,287)	$(189)	$411,433

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(46,520)	$(24,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,702	1,956
Stock-based compensation expense	26,398	14,889
Change in fair value of contingent consideration	(17,987)	—
Deferred income taxes	(1,839)	—
Accretion of discounts on marketable investment securities	(184)	—
Other	186	(99)
Change in operating assets and liabilities:
Accounts receivable	(5,678)	(6,087)
Prepaid expenses and other current assets	(1,870)	(734)
Inventory	(1,502)	(28)
Operating lease assets	694	641
Other assets	533	(193)
Accounts payable	2,155	673
Operating lease liabilities	(559)	(638)
Accrued compensation	3,669	3,012
Medicare advance payment	—	(5,351)
Other accrued liabilities	(853)	619
Net cash used in operating activities	(35,655)	(16,202)

INVESTING ACTIVITIES
Purchases of property and equipment	(3,845)	(2,590)
Asset acquisition	547	(33,184)
Acquisition of business, net of cash and cash equivalents acquired	(26,966)	—
Proceeds from sale of property and equipment	9	6
Purchases of marketable investment securities	(131,808)	—
Net cash used in investing activities	(162,063)	(35,768)

FINANCING ACTIVITIES
Payment of common stock offering costs	—	(336)
Proceeds from exercise of common stock options	675	3,868
Payment of employees’ taxes on vested restricted stock units	(134)	—
Proceeds from contributions to the employee stock purchase plan	1,812	1,763
Repayment of principal portion of finance lease liabilities	(88)	—
Net cash provided by financing activities	2,265	5,295

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
NET CHANGE IN CASH AND CASH EQUIVALENTS	(195,453)	(46,675)
Beginning of period	329,633	409,852
End of period	$134,180	$363,177

DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued purchases of property and equipment	$1,131	$190
Common stock issued in acquisition of business	$17,111	$—
Contingent consideration in acquisition of business	$1,528	$—
Operating lease assets obtained in exchange for lease obligations	$5,912	$427
Property and equipment acquired with tenant improvement allowance	$51	$54

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
Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheet as of September 30, 2022; the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2022 and 2021; and the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our consolidated financial position as of September 30, 2022, the results of our consolidated operations for the three and nine months ended September 30, 2022 and 2021 and our consolidated cash flows for the nine months ended September 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2022 and 2021 are also unaudited. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. The balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the unaudited interim consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on February 28, 2022.
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

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Marketable Investment Securities
All debt securities are recognized in accordance with Financial Accounting Standards Board (‘‘FASB’’) Accounting Standards Codification (‘‘ASC’’) Topic 320, Investments-Debt Securities (‘‘ASC 320’’). Management determines the appropriate classification of securities at the time of purchase and re-evaluates such determination at each balance sheet date. All debt securities are classified as available-for-sale and are recorded at fair value in accordance with ASC 320. We recognize the unrealized gains and losses related to changes in fair value as a separate component of accumulated other comprehensive loss within total stockholders’ equity, net of related deferred income tax effects on our condensed consolidated balance sheets. Premiums or discounts from par value are amortized to interest income over the life of the underlying investment. Realized gains and losses on available-for-sale securities are calculated at the individual security level and included in interest income in the condensed consolidated statements of operations. Impairments on available-for-sale debt securities, if any, are recorded in condensed consolidated statements of operations. See Notes 5 and 11 for further details.
Revenue Recognition
In accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), we follow a five-step process to recognize revenues: (1) identify the contract with the customer, (2) identify the performance obligations, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations and (5) recognize revenues when the performance obligations are satisfied. We have determined that we have a contract with the patient when the treating clinician orders the test. Our contracts generally contain a single performance obligation, which is the delivery of the test report, and we satisfy our performance obligation at a point in time upon the delivery of the test report to the treating physician, at which point we can bill for the report. The amount of revenue recognized reflects the amount of consideration to which we expect to be entitled, or the transaction price, and considers the effects of variable consideration. See Note 3 for further details.
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
We accrue an allowance for credit losses against our accounts receivable based on management’s current estimate of amounts that will not be collected. Management’s estimates are typically based on historical loss information adjusted for current conditions. We generally do not perform evaluations of customers’ financial condition and generally do not require collateral. Historically, our credit losses have not been significant. The allowance for credit losses was zero as of September 30, 2022 and December 31, 2021. Adjustments for implicit price concessions attributable to variable consideration, as discussed above, are incorporated into the measurement of the accounts receivable balances and are not part of the allowance for credit losses.
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

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Acquisitions
We assess acquisitions under ASC Topic 805, Business Combinations (“ASC 805”) to determine whether a transaction represents the acquisition of assets or a business combination. Under this guidance, we apply a two-step model. The first step involves a screening test where we evaluate whether substantially all of the fair value of the gross assets acquired is concentrated in a single asset or a group of similar assets. If the screening test is met, we account for the set as an asset acquisition. If the screening test is not met, we apply the second step of the model to determine if the set meets the definition of a business based on the guidance in ASC 805. If so, the transaction is treated as a business combination. Otherwise, it is treated as an asset acquisition. Asset acquisitions are accounted for by allocating the cost of the acquisition, including transaction costs, to the individual assets acquired and liabilities assumed on a relative fair value basis without recognition of goodwill. Business combinations are accounted for using the acquisition method. Under the acquisition method, goodwill is measured as a residual amount equal to the fair value of the consideration transferred less the net recognized fair value of the identifiable assets acquired and the liabilities assumed, as of the acquisition date, and transaction costs are expensed as incurred.
Contingent Consideration
Under the terms of business combinations or asset acquisitions, we may be required to pay additional consideration if specified future events occur or if certain conditions are met.
In a business combination, in accordance with ASC 805, contingent consideration is recorded at fair value as of the acquisition date and classified as liabilities or equity based on applicable U.S. GAAP. For contingent consideration classified as liabilities, we remeasure the contingent consideration at fair value each period with changes in fair value recorded in the statements of operations each period.
For contingent consideration in transactions that are not business combinations, we apply applicable U.S. GAAP. With respect to the additional consideration that may be payable in connection with the acquisitions of Cernostics, Inc. (“Cernostics”), an asset acquisition we completed on December 3, 2021, we account for the contingent consideration as a liability in accordance with ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), under the guidance for obligations that must or may be settled by issuance of a variable number of shares. In accordance with ASC 480, we record the contingent consideration initially and subsequently at fair value with changes in fair value recorded in the statements of operations each period.
Contingent consideration is classified as current or noncurrent in our condensed consolidated balance sheets based on the contractual timing of future settlement. For additional information on contingent consideration, see Notes 6 and 11.
Accrued Compensation
We accrue for liabilities under discretionary employee and executive bonus plans. These estimated compensation liabilities are based on progress against corporate objectives approved by our board of directors, compensation levels of eligible individuals, and target bonus percentage levels. Our board of directors reviews and evaluates the performance against these objectives and ultimately determines the actual achievement levels attained. We also accrue for liabilities under employee sales incentive bonus plans with accruals based on performance achieved to date compared to established targets. As of September 30, 2022 and December 31, 2021, we accrued $13,667,000 and $12,071,000, respectively, for liabilities associated with these bonus plans. These amounts are classified as current or noncurrent accrued liabilities in the condensed consolidated balance sheets based on the expected timing of payment.
Comprehensive Loss
Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss is made up of net loss plus other comprehensive loss, if any.
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

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
The Medicare claims that are covered by policy under a Local Coverage Determination (“LCD”) or otherwise are generally paid at a rate established on Medicare’s Clinical Laboratory Fee Schedule or by the respective Medicare contractor within 30 days from receipt. Medicare claims that were either submitted to Medicare prior to the LCD or other coverage commencement date or are not covered but meet the definition of being medically reasonable and necessary pursuant to the controlling Section 1862(a)(1)(A) of the Social Security Act are generally appealed and may ultimately be paid at the first (termed ‘‘redetermination’’), second (termed ‘‘reconsideration’’) or third level of appeal (de novo hearing with an Administrative Law Judge). A successful appeal at any of these levels may result in prompt payment.
In the absence of LCD coverage, contractually established reimbursements rates or other coverage, we have concluded that our contracts include variable consideration because the amounts paid by Medicare or commercial health insurance carriers may be paid at less than our standard rates or not paid at all, with such differences considered implicit price concessions. Variable consideration attributable to these price concessions is measured at the expected value using the ‘‘most likely amount’’ method under ASC 606. The amounts are determined by historical average collection rates by test type and payor category taking into consideration the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as the judgment and actions of third parties. Such variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. Variable consideration may be constrained and excluded from the transaction price in situations where there is no contractually agreed upon reimbursement coverage or in the absence of a predictable pattern and history of collectability with a payor. Accordingly, in such situations revenues are recognized on the basis of actual cash collections. Variable consideration for Medicare claims that are not covered by an LCD or otherwise, including those claims undergoing appeal, is deemed to be fully constrained due to factors outside our influence (e.g., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. Included in revenues for the three months ended September 30, 2022 and 2021 were $(277,000) and $(92,000), respectively, of net positive (negative) revenue adjustments associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods. Such amounts of variable consideration for the nine months ended September 30, 2022 and 2021 were $(1,850,000) and $4,130,000, respectively, of net (negative) positive revenue adjustments. These amounts include (i) adjustments for actual collections versus estimated amounts and (ii) cash collections and the related recognition of revenue in current period for tests delivered in prior periods due to the release of the constraint on variable consideration.
Because our contracts with customers have an expected duration of one year or less, we have elected the practical expedient in ASC 606 to not disclose information about our remaining performance obligations. Any incremental costs to obtain contracts are recorded as selling, general and administrative expense as incurred due to the short duration of our contracts. Contract balances consisted solely of accounts receivable (both current and noncurrent) as of September 30, 2022 and December 31, 2021.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Disaggregation of Revenues
The table below provides the disaggregation of revenue by type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Dermatologic	$33,924	$21,593	$90,160	$62,881
Other	3,087	1,882	8,541	6,165
Total net revenues	$37,011	$23,475	$98,701	$69,046
Payor Concentration
We rely upon reimbursements from third-party government payors (primarily Medicare) and private-payor insurance companies to collect accounts receivable related to sales of our diagnostic and prognostic tests.
Our significant third-party payors and their related revenues as a percentage of total revenues and accounts receivable balances are as follows:

	Percentage of Revenues
	Nine Months Ended September 30,		Percentage of Accounts Receivable (current)		Percentage of Accounts Receivable (noncurrent)
	2022	2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Medicare	52%	57%	26%	24%	—%	—%
Medicare Advantage plans	33%	27%	44%	40%	—%	—%
BlueCross BlueShield plans	6%	7%	16%	22%	55%	58%
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
The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in our calculation of diluted loss per share for the three and nine months ended September 30, 2022 and 2021 because to do so would be antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options and restricted stock units (“RSUs”)	5,285	3,369	4,982	3,401
ESPP	168	58	124	63
Total	5,453	3,427	5,106	3,464
In addition, in connection with the acquisitions of Cernostics and AltheaDx, Inc. (“AltheaDx”), we may issue, or may be required to issue, shares of our common stock to satisfy our contingent consideration obligations, pending the outcome of certain commercial and regulatory milestones, as required by the respective definitive agreements. See Notes 6 and 11 for additional information.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
5. Marketable Investment Securities
The following table presents our available-for-sale debt securities (in thousands):

	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
As of September 30, 2022
U.S. Government Securities	$131,991	$—	$(189)	$131,802
Total	$131,991	$—	$(189)	$131,802
We had no available-for-sale debt securities as of December 31, 2021.
Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. We classify all investments as current assets, as these are readily available for use in current operations. The cost of securities sold is determined based on the specific identification method for purposes of recording gains and losses.
There were no realized gains or losses on sales of investments for the three and nine months ended September 30, 2022 and 2021.
We evaluated our investment portfolio under the available-for-sale debt securities impairment model guidance and determined our investment portfolio is comprised of low-risk, investment grade securities. As of September 30, 2022, unrealized losses on available-for-sale investments are not attributed to credit risk. We believe that an allowance for credit losses is unnecessary because the unrealized losses on certain of our marketable investment securities are due to market factors. No credit-related or noncredit-related impairment losses were recorded for the three and nine months ended September 30, 2022 and 2021. The allowance for credit losses was zero as of September 30, 2022 and December 31, 2021.
As of September 30, 2022, all of our available-for-sale debt securities had contractual maturities of one year or less. Accrued interest receivable is included in prepaid expenses and other current assets in our condensed consolidated balance sheets. As of September 30, 2022 and December 31, 2021 the accrued interest receivable balance was immaterial and zero, respectively.
Additional information relating to fair value of marketable investment securities can be found in Note 11.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
6. Acquisitions
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
Cernostics, Inc.
On December 3, 2021, we completed the acquisition of Cernostics, which offers the TissueCypher Barrett’s Esophagus Assay for patients with BE, for total consideration of $49,019,000, consisting of cash consideration of $30,732,000 and contingent consideration with an acquisition date fair value of $18,287,000. In connection with the acquisition, we recorded a receivable as of the acquisition date for the post-closing purchase price adjustment, representing the difference between actual and estimated cash and working capital. During the nine months ended September 30, 2022, we received cash of $547,000 in settlement of this receivable.
AltheaDx, Inc.
On April 26, 2022, we completed the acquisition of 100% of the equity interests in AltheaDx. AltheaDx offers the IDgenetix test, a PGx test focused on mental health. We believe this acquisition enables us to expand upon our existing portfolio of testing solutions in support of our growth strategy. We have concluded that the transaction represents a business combination under ASC 805. The financial results of AltheaDx have been included in our unaudited condensed consolidated financial statements since the date of the acquisition. The amount of revenue from AltheaDx included in the unaudited consolidated statements of operations from the acquisition date was not material. The loss attributable to AltheaDx included in the unaudited consolidated statements of operations from the acquisition date was approximately $8,199,000. This amount does not reflect transaction costs from the acquisition or the effects of the valuation allowance reduction discussed in Note 14. Transaction costs associated with the acquisition were $1,711,000 for the nine months ended September 30, 2022 and were recognized as expenses in the unaudited condensed consolidated statements of operations.
The preliminary acquisition-date fair value of the consideration transferred consisted of the following (in thousands, except shares):

April 26, 2022
Cash	$30,502
Common stock (763,887 shares)	17,111
Contingent consideration	1,528
Total	$49,141
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

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table summarizes the preliminary allocation of the fair values of assets acquired and liabilities assumed in the acquisition of AltheaDx at the date of acquisition (in thousands):

April 26, 2022
Cash and cash equivalents	$3,536
Accounts receivable	302
Inventory	279
Prepaid expenses and other current assets	262
Property and equipment	314
Intangible asset	37,000
Other assets – long-term	12
Accounts payable	(231)
Accrued compensation	(380)
Other accrued and current liabilities	(532)
Deferred tax liabilities	(1,819)
Other liabilities	(88)
Net identifiable assets acquired	38,655
Goodwill	10,486
Total consideration transferred	$49,141
The intangible asset is comprised of developed technology with an estimated useful life of 15 years and is being amortized on a straight-line basis. The goodwill, which is not expected to be deductible for income tax purposes, was primarily attributable to potential future growth opportunities and the organized workforce.
Our calculations of the consideration transferred and the purchase price allocation for the acquisition of AltheaDx are based on a preliminary valuation and are subject to revision as the valuation is finalized and additional information about the fair value of the assets and liabilities becomes available. The primary areas that are not yet finalized are income taxes, intangible assets, contingent consideration and the resulting goodwill. The final valuation of assets acquired and liabilities assumed is expected to be completed as soon as possible, but no later than one year from the acquisition date. During the three months ended September 30, 2022, the Company recognized an immaterial measurement period adjustment to cash consideration transferred with a corresponding adjustment to goodwill.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information for the three and nine months ended September 30, 2022 and 2021, respectively combines our historical financial results and the results of AltheaDx, assuming that the companies were combined as of January 1, 2021, and includes adjustments for amortization expense from the acquired intangible assets and additional stock-based compensation expense. Nonrecurring pro forma adjustments consist of acquisition-related transaction costs of $1,711,000 and an income tax benefit of $1,769,000, both assumed to have been recognized during the nine months ended September 30, 2021 and therefore removed from the nine months ended September 30, 2022. The following unaudited pro forma financial information (in thousands) is for informational purposes only and is not necessarily indicative of (i) the results of operations that would have been achieved if the acquisition had taken place as of January 1, 2021 or (ii) the results of operations that are expected in future periods:

	Pro Forma Data
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues	$37,011	$23,665	$99,253	$69,341
Net loss	$(20,211)	$(14,577)	$(52,313)	$(31,664)

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
7. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Lab equipment(1)	$8,326	$3,727
Leasehold improvements	5,145	5,044
Computer equipment	4,306	2,457
Furniture and fixtures	1,654	1,288
Construction in progress	879	27
Total	20,310	12,543
Less accumulated depreciation(1)	(7,256)	(3,042)
Property and equipment, net	$13,054	$9,501

(1)    Includes lab equipment under a finance lease of $369 thousand and accumulated depreciation of $101 thousand as of September 30, 2022 and $237 thousand and accumulated depreciation of $8 thousand as of December 31, 2021.
Depreciation expense was recorded in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of sales (exclusive of amortization of acquired intangible assets)	$267	$120	$621	$333
Research and development	85	67	255	175
Selling, general and administrative	265	208	775	498
Total	$617	$395	$1,651	$1,006
8. Goodwill and Other Intangible Assets, Net
Goodwill
Information on the change in carrying value of our goodwill is presented below (in thousands):

Goodwill
Balance, December 31, 2021	$—
Acquisition of AltheaDx	10,486
Balance, September 30, 2022	$10,486
There were no accumulated impairments of goodwill as of September 30, 2022 or December 31, 2021.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Other Intangible Assets, Net
Our other intangible assets, net consists of the following (in thousands):

	September 30, 2022
	Gross carrying value	Accumulated amortization	Net	Weighted-Average Remaining Life (in years)
Developed technology	$127,318	$(7,916)	$119,402	13.5
Assembled workforce	563	(94)	469	4.3
Total intangible assets, net	$127,881	$(8,010)	$119,871

	December 31, 2021
	Gross carrying value	Accumulated amortization	Net	Weighted-Average Remaining Life (in years)
Developed technology	$90,317	$(1,949)	$88,368	13.2
Assembled workforce	563	(9)	554	4.9
Total intangible assets, net	$90,880	$(1,958)	$88,922
The estimated future aggregate amortization expense as of September 30, 2022 is as follows (in thousands):

Years Ending December 31,
2022 (remainder of year)	$2,305
2023	9,147
2024	9,172
2025	9,147
2026	9,137
Thereafter	80,963
Total	$119,871
Amortization expense of intangible assets was $2.3 million and $6.1 million for the three and nine months ended September 30, 2022, respectively. Amortization expense of intangible assets was $0.7 million and $1.0 million for the three and nine months ended September 30, 2021.
9. Other Accrued and Current Liabilities
Other accrued and current liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued service fees	$2,564	$1,905
Clinical studies	1,725	1,655
Payroll-related liabilities	317	695
Employee stock purchase plan contributions	220	760
Other	281	663
Total	$5,107	$5,678

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
10. Leases
Adoption of ASC 842
In the fourth quarter of 2021, we adopted ASU No. 2016-02, Leases (Topic 842), and ASC Topic 842, Leases (“ASC 842”) using the modified retrospective approach with an effective date of January 1, 2021. The adoption had no effect on the condensed consolidated statements of operations for the three and nine months ended September 30, 2021. Net cash (used in) provided by operating activities, investing activities or financing activities for the nine months ended September 30, 2021 were also unchanged, but the presentation of certain prior period amounts within the operating activities section of the condensed consolidated statements of cash flows has been retrospectively adjusted to give effect to the adoption of ASC 842. The changes are set forth in the table below (in thousands):

	Nine Months Ended September 30, 2021
	Before Adoption of ASC 842	Effect of Adoption	After Adoption of ASC 842
Effect on Condensed Consolidated Statements of Cash Flows
OPERATING ACTIVITIES
Adjustments to reconcile net loss to net cash used in operating activities:
Operating lease assets	$—	$641	$641
Operating lease liabilities	$—	$(638)	$(638)
Other liabilities	$3	$(3)	$—
Additionally, the condensed consolidated statement of stockholders’ equity for the three and nine months ended September 30, 2021 has been retrospectively adjusted to reflect a credit to accumulated deficit of $21,000 in connection with the adoption of ASC 842 effective January 1, 2021.
Lease Amendment
On March 11, 2022, we amended an existing lease agreement to expand rentable space in Phoenix, Arizona. We evaluated the amendment under ASC 842 and determined that the modification was a new contract and an operating lease. In August 2022, we took control of the facilities and recognized $0.9 million of additional operating lease liabilities arising from obtaining operating lease assets. Payments for the amended lease will begin after the commencement date, upon the completion of certain leasehold improvements, and will continue for an initial term of 10.3 years. We intend to use the additional space for laboratory facilities.
Pittsburgh Lease
On April 1, 2022, we entered into a lease agreement for commercial office space in Pittsburgh, Pennsylvania, which provides for a term of 10.5 years, a five-year renewal option, an early termination clause, and a lease incentive allowance of $2.5 million to apply toward leasehold improvements. In September 2022, we took control of the facilities and recognized $5.0 million of additional operating lease liabilities arising from obtaining operating lease assets. Lease payments will commence at a future date upon the completion of leasehold improvements, at which point the facilities will be ready for intended use. We intend to use the additional space for general office and laboratory facilities.
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

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
The table below provides information, by level within the fair value hierarchy, of our financial assets and financial liabilities that are accounted for at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (in thousands):

	As of September 30, 2022
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds(1)	$124,095	$—	$—	$124,095
U.S. Government Securities(2)	$131,802	$—	$—	$131,802
Liabilities
Contingent consideration(3)	$—	$—	$1,828	$1,828

	As of December 31, 2021
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds(1)	$327,721	$—	$—	$327,721
U.S. Government Securities(2)	$—	$—	$—	$—
Liabilities
Contingent consideration(3)	$—	$—	$18,287	$18,287

(1)Classified as “Cash and cash equivalents” in the condensed consolidated balance sheets.
(2)Classified as “Marketable investment securities” in the condensed consolidated balance sheets.
(3)Current portion, if any, classified as “Other accrued and current liabilities” in the condensed consolidated balance sheets.
Contingent Consideration
In connection with our acquisition of Cernostics, we have recorded a contingent consideration liability for the additional consideration of up to $50.0 million that may become payable based on the achievement of certain commercial milestones relating to the year ending December 31, 2022 (“Cernostics Earnout Payments”). The Cernostics Earnout Payments may be settled in cash or shares of our common stock, at our sole discretion. The portion of any Cernostics Earnout Payments that may be settled in shares of our common stock is subject to certain limitations and the aggregate number of shares that may be issued for the Cernostics Earnout Payments may not exceed 5,034,653 shares. Any Cernostics Earnout Payments in shares of our common stock will be based on the volume weighted-average price of our common stock for the 15 trading days ending December 30, 2022. If the settlement were to occur as of September 30, 2022, we would make no Cernostics Earnout Payments based on the achievement of the performance conditions to date.
In connection with our acquisition of AltheaDx, we have also recorded a contingent consideration liability for the additional consideration of up to $75.0 million that may become payable based on the achievement of certain commercial milestones relating to the years ending December 31, 2022, 2023, and 2024, as discussed further in Note 6. If the settlement were to occur as of September 30, 2022, we would make no AltheaDx Earnout Payments based on the achievement of the performance conditions to date.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The contingent consideration is classified as a Level 3 fair value measurement due to the use of significant unobservable inputs and a Monte Carlo simulation to determine its fair value. The Monte Carlo simulation uses projections of the commercial milestones for the applicable period as well as the corresponding targets and approximate timing of payment based on the terms of the arrangement. The analysis for the Cernostics Earnout Payments uses assumptions for expected volatility of the financial metrics and a risk-adjusted discount rate, which were 40.0% and 20.0%, respectively, as of September 30, 2022, and 20.0% and 16.1%, respectively, as of December 31, 2021. The assumptions for expected volatility of the financial metrics used in the analysis for the AltheaDx Earnout Payments was 36.0% as of September 30, 2022. The risk-adjusted discount rate for years 2022, 2023, and 2024 were 7.7%, 8.8% and 8.9%, respectively. The contingent consideration liability is remeasured at fair value at each reporting period taking into account any updated assumptions or changes in circumstances. Any changes in the fair value are recorded as gains or losses in our condensed consolidated statement of operations.
The following table discloses the summary of changes in the contingent consideration liability measured at fair value using Level 3 inputs for the nine months ended September 30, 2022 (in thousands):

	Cernostics	AltheaDx	Total
Balance, December 31, 2021	$18,287	$—	$18,287
Acquisition of AltheaDx	—	1,528	1,528
Change in fair value	(18,257)	270	(17,987)
Balance, September 30, 2022	$30	$1,798	$1,828
12. Commitments and Contingencies
From time to time, we may be involved in legal proceedings arising in the ordinary course of business. We believe there is no threatened litigation or litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.
13. Stock Incentive Plans and Stock-Based Compensation
Stock Incentive Plans
Effective January 1, 2022, an additional 1,268,926 shares became available under our 2019 Equity Incentive Plan (the “2019 Plan”) pursuant to an automatic annual increase. As of September 30, 2022, 583,279 shares remained available for grant under the 2019 Plan.
Stock Options
Stock option activity under our stock plans for the nine months ended September 30, 2022 is set forth below:

		Weighted-Average
	Stock Options Outstanding	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2021	3,586,688	$34.75
Granted	263,486	$22.35
Exercised	(115,829)	$5.83
Forfeited/Cancelled	(238,450)	$31.87
Balance as of September 30, 2022	3,495,895	$34.96	7.7	$15,481

Exercisable at September 30, 2022	1,764,834	$28.26	7.0	$13,411

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Restricted Stock Units
The following table summarizes our RSU activity for the nine months ended September 30, 2022:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2021	1,050,174	$44.31
Granted	937,435	$24.81
Vested	(18,015)	$68.20
Forfeited/Cancelled	(225,710)	$26.35
Balance as of September 30, 2022	1,743,884	$35.90
Employee Stock Purchase Plan
The ESPP provides for certain automatic increases in the number of shares of common stock reserved for issuance, which resulted in an additional 253,785 shares becoming available under the ESPP effective January 1, 2022. During the nine months ended September 30, 2022, we issued 78,652 of common stock pursuant to scheduled purchases under the ESPP. As of September 30, 2022, 814,599 shares remained available for issuance under the ESPP.
Determining Fair Value - Summary of Assumptions
We use the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or any other measurement date. The following table sets forth the assumptions used to determine the fair value of stock options:

	Nine Months Ended September 30,
	2022	2021
Average expected term (years)	5.9	6.0
Expected stock price volatility	68.34% - 73.33%	66.50% - 68.83%
Risk-free interest rate	1.54% - 3.03%	0.51% - 1.09%
Dividend yield	—%	—%
The following table sets forth assumptions used to determine the fair value of the purchase rights issued under the ESPP:

	Nine Months Ended September 30,
	2022	2021
Average expected term (years)	1.2	1.2
Expected stock price volatility	62.98% - 91.78%	62.17% - 86.50%
Risk-free interest rate	0.60% - 3.45%	0.06% - 0.20%
Dividend yield	—%	—%
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

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Stock-Based Compensation Expense
Stock-based compensation expense related to stock options, RSUs and the ESPP is included in the statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of sales (exclusive of amortization of acquired intangible assets)	$975	$555	$2,725	$1,480
Research and development	1,948	1,135	5,607	3,266
Selling, general and administrative	6,273	3,520	18,066	10,143
Total stock-based compensation expense	$9,196	$5,210	$26,398	$14,889

For the nine months ended September 30, 2022 and 2021, the weighted-average grant date fair value of options granted was $14.34 and $40.76 per option, respectively, and the weighted-average grant date fair value of the purchase rights granted under the ESPP was $16.79 and $28.23 per share, respectively. As of September 30, 2022, the total unrecognized compensation cost related to outstanding awards was $94,365,000, which is expected to be recognized on a straight-line basis over a weighted-average period of 2.8 years. The total unrecognized compensation cost will be adjusted for forfeitures in future periods as they occur.
14. Income Taxes
In connection with our acquisition of AltheaDx, we recorded $1,819,000 in deferred tax liabilities based on our preliminary allocation of the fair values of assets acquired and liabilities assumed. As a result of these additional deferred tax liabilities, we determined that $1,769,000 of our existing valuation allowance on deferred tax assets should be reduced, which was reflected in our income tax benefit on the condensed consolidated statements of operations for the nine months ended September 30, 2022 as a discrete item.

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
Overview
Castle Biosciences is applying innovative diagnostics to inform disease management and improve patient outcomes. For the diseases that our portfolio of tests cover, we believe the traditional approach to developing a treatment plan for cancers and other diseases using clinical and pathology factors alone is inadequate and can be improved by incorporating the personalized information our diagnostic and prognostic (or risk stratification) tests provide.
Our Test Portfolio
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
Business Overview
The foundation of our business is our dermatologic cancer franchise, and our lead product is DecisionDx-Melanoma, a proprietary risk stratification gene expression profile (“GEP”) test that predicts the risk of metastasis or recurrence for patients diagnosed with invasive cutaneous melanoma. In the management of melanoma, as with nearly all diseases, treatment plans are directed by patient risk stratification. This test has two distinct, complementary clinically actionable uses. The first revolves around predicting the likelihood of having a sentinel lymph node (“SLN”) negative biopsy result so that physicians and patients can discuss the risk and benefit of undergoing the SLN biopsy (“SLNB”) surgical procedure. The second use is to inform the appropriate treatment plan during the initial five years post-diagnosis, regardless of the decision to undergo or avoid invasive SLNB surgery. In a typical year, we estimate approximately 130,000 patients are diagnosed with invasive cutaneous melanoma in the United States (“U.S.”), representing an estimated U.S. total addressable market (“TAM”) of approximately $540 million. We launched DecisionDx-Melanoma in May 2013. Based on the substantial clinical evidence that we have developed, we have received Medicare coverage for DecisionDx-Melanoma, which represents approximately 50% of the addressable patient population for this test.

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
In 2021, we announced the launch of our innovative pipeline initiative to develop a genomic test aimed at predicting response to systemic therapy in patients with moderate to severe psoriasis, atopic dermatitis and related inflammatory skin conditions. In the United States alone, there are approximately 18 million patients diagnosed with psoriasis and atopic dermatitis. Approximately 450,000 of these patients annually are eligible for systemic therapies. If successful, this inflammatory skin disease pipeline test has the potential to add approximately $1.9 billion to our current estimated U.S. TAM. In 2021, we initiated a 4,800 patient, prospective, multi-center clinical study (our “IDENTITY Study”), to develop and validate this pipeline test and have 55 committed sites and approximately 337 patients enrolled. Based upon our current development and validation timelines, we expect to have initial validation and development data in 2023 and to commercialize this pipeline test by the end of 2025.
In addition to our dermatologic franchise, we also market a test for patients diagnosed with UM. DecisionDx-UM is a proprietary, risk stratification GEP test that predicts the risk of metastasis for patients with UM. We believe DecisionDx-UM is the standard of care in the management of newly diagnosed UM in the majority of ocular oncology practices in the United States. We launched DecisionDx-UM in January 2010. Based on the substantial clinical evidence that we have developed, we have received Medicare coverage for DecisionDx-UM, which represents approximately 50% of the addressable patient population for this test. We estimate approximately 2,000 patients in the United States are diagnosed annually with UM, representing an estimated U.S. TAM of approximately $9 million.
In December 2021, we extended our commercial portfolio of proprietary tests into the gastroenterology market through our acquisition of Cernostics, Inc. (“Cernostics”) and the TissueCypher® platform. The TissueCypher platform focuses on unlocking, in the case of the initial test for use in patients with BE, the importance of the location of the expression of proteins or lack thereof within the morphology of the disease (also known as spatialomics). This “spatialomic” information is then interpreted using artificial intelligence approaches to predict the likelihood of progression to high-grade dysplasia and/or esophageal cancer in patients with non-dysplastic, indefinite or low-grade dysplasia BE. We estimate approximately 415,000 patients annually undergo an endoscopic biopsy with a subsequent diagnosis of non-dysplastic, indefinite or low-grade dysplastic BE, representing an estimated U.S. TAM of approximately $1 billion.
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

The number of test reports delivered by us during the nine months ended September 30, 2022 and 2021 and for the year ended December 31, 2021 are presented in the table below:

	Proprietary Dermatologic GEP Tests
	DecisionDx- Melanoma	DecisionDx-SCC	Diagnostic GEP offering (1)	Dermatologic Total	DecisionDx-UM	TissueCypher Barrett’s Esophagus(2)	IDgenetix(3)	Grand Total
Q1 2022	6,023	1,142	950	8,115	456	56	—	8,627
Q2 2022	7,125	1,344	955	9,424	431	352	827	11,034
Q3 2022	7,354	1,636	834	9,824	392	690	1,208	12,114
For the nine months ended September 30, 2022	20,502	4,122	2,739	27,363	1,279	1,098	2,035	31,775

Q1 2021	4,060	527	218	4,805	337	—	—	5,142
Q2 2021	5,128	784	627	6,539	468	—	—	7,007
Q3 2021	5,505	934	913	7,352	375	—	—	7,727
For the nine months ended September 30, 2021	14,693	2,245	1,758	18,696	1,180	—	—	19,876
Q4 2021	5,635	1,265	904	7,804	438	27	—	8,269
For year ended December 31, 2021	20,328	3,510	2,662	26,500	1,618	27	—	28,145

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
For the three and nine months ended September 30, 2022, our dermatologic test report volume increased by 33.6% and 46.4%, respectively, compared to the prior period in 2021, largely driven by continued growth from our DecisionDx-Melanoma and DecisionDx-SCC tests. For a discussion of how we recognize revenue derived from our tests, refer to “Net Revenues” under “Components of Results of Operations” below.
The principal focus of our current commercial efforts is to educate clinicians and pathologists on the value of our molecular diagnostic testing products through our direct sales force in the United States. During the second quarter of 2021, we expanded our dermatologic commercial team, bringing our dermatologic sales force to the mid-60s. In September 2022, we established a new commercial sales team dedicated to our Diagnostic GEP offering, with the current dermatologic commercial team shifting to focus solely on DecisionDx-Melanoma and DecisionDx-SCC. In connection with our acquisition of Cernostics in December 2021, we hired an initial commercial team of approximately 14 outside sales territories, along with commensurate internal sales associates and medical science liaisons, to support our launch of the TissueCypher Barrett’s Esophagus Assay. This dedicated team focuses on gastroenterology specialists that diagnose and manage patients with BE. In September 2022, we added additional outside territories for our TissueCypher Barrett’s Esophagus Assay. Similar to our dermatologic commercial team, we will continue to assess market response in determining further commercial expansions. AltheaDx, which we acquired in late April 2022, has a commercial team covering approximately 20 outside sales territories.
We continue to see new clinicians order our dermatologic tests for the first time. For the three months ended September 30, 2022, we saw 601 new ordering clinicians for our dermatologic tests compared to 536 during the same period of 2021. For the nine months ended September 30, 2022 and 2021, we saw 1,801 and 1,408, respectively, new ordering clinicians for our dermatologic tests. Total ordering clinicians for our dermatologic tests were 6,763 and 4,979 for the nine months ended September 30, 2022 and 2021, respectively, and 1,102 and 1,100 for the three months ended September 30, 2022 and 2021, respectively.

For additional information on the metrics we disclose, refer to “Information About Certain Metrics” below.
In developing our DecisionDx-SCC and DiffDx-Melanoma tests, we believed that in addition to addressing significant unmet clinical needs, we would see strategic opportunities for leverage, as many of the clinicians currently ordering DecisionDx-Melanoma would likely be the same clinicians who would find value in these other dermatologic GEP tests. For example, we found that for the nine months ended September 30, 2022, approximately 75% of all clinicians ordering DecisionDx-SCC had also ordered our DecisionDx-Melanoma test during that same period.
We bill third-party payors and patients for the tests we perform. The majority of our revenue collections is paid by third-party insurers, including Medicare. We have received local coverage determinations (“LCDs”), which provide coverage for our DecisionDx-Melanoma, MyPath Melanoma, DecisionDx-UM and IDgenetix tests that meet certain criteria for Medicare and Medicare Advantage beneficiaries, representing approximately 60 million covered lives. In 2022, DecisionDx-UM received coverage from United Healthcare that represents approximately 43 million covered lives. A ‘‘covered life’’ means a subscriber, or a dependent of a subscriber, who is insured under an insurance carrier’s policy. Medicare coverage and payment for the TissueCypher Barrett’s Esophagus Assay was established through Novitas in early 2020, prior to our acquisition of Cernostics. The payment rate for TissueCypher is published in the CMS Clinical Laboratory Fee Schedule (“CLFS”) for the test. Effective March 24, 2022, we received Advanced Diagnostic Laboratory Test (“ADLT”) status for our TissueCypher test, as discussed further below. ADLT status exempts TissueCypher from what is called the “14-day rule,” which simplifies the billing process for Medicare patients.
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
For 2023, the rates for DecisionDx-Melanoma, DecisionDx-UM, and MyPath Melanoma tests will be set annually based upon the median private payor rate for the first half of the second preceding calendar year. For example, the rate for 2023 will be set using median private payor rate data from January 1, 2021 to June 30, 2021.

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
IDgenetix is currently covered under an LCD policy through MolDX and an accompanying billing and coding article through Noridian, which oversees laboratories in California. The Medicare coverage includes depression and the following seven additional mental health conditions beyond major depressive disorder: schizophrenia, bipolar disorder, anxiety disorders, panic disorder, obsessive-compulsive personality disorder, post-traumatic stress disorder and attention deficit hyperactivity disorder. The IDgenetix multi-gene panel is currently reimbursed by Medicare at approximately $1,500.
In the second quarter of 2020, we submitted our technical assessment dossier for DecisionDx-SCC to Palmetto and Noridian. The dossier was accepted as complete in the third quarter of 2020. In early 2021, we submitted our technical assessment dossier for DiffDx-Melanoma. The dossier was accepted as complete in the first quarter of 2021. In June 2022, Palmetto and Noridian each posted a draft LCD that would provide coverage criteria for DiffDx-Melanoma, and each of the comment periods closed during the third quarter of 2022. We believe the LCD for DiffDx-Melanoma will be finalized by the end of the second quarter of 2023. However, there is no assurance that any draft or final LCD will match our expectations, be posted in a timeframe consistent with our historical experience or will be posted at all. Regarding DecisionDx-SCC, no draft LCD has been posted by Palmetto or Noridian to date.
In the second quarter of 2022, we obtained a Proprietary Laboratory Analyses (“PLA”) code for DiffDx-Melanoma. In late September 2022, CMS reviewed our DiffDx-Melanoma test price and released a draft CLFS for 2023. Based on the draft CLFS, the reimbursement rate for DiffDx-Melanoma would be crosswalked to our MyPath Melanoma rate.
In the second quarter of 2022, following the completion of a requested medical review and pricing of our DecisionDx-SCC test by Novitas, we obtained a PLA code and began receiving reimbursement from Novitas for DecisionDx-SCC at a rate of approximately $3,800 per test. In late September 2022, CMS reviewed our DecisionDx-SCC test price and released a draft CLFS for 2023. Based on the draft CLFS, the reimbursement rate for DecisionDx-SCC would be crosswalked to our MyPath Melanoma rate. We have interacted with CMS and submitted our recommendation. We expect CMS to communicate a final determination on our 2023 rate in the fourth quarter of 2022.
On June 9, 2022, Novitas posted a draft oncology biomarker LCD that proposes to rely upon evidentiary reviews sourced from three databases for all oncology biomarker tests: ClinGen, OncoKB and National Comprehensive Cancer Network (“NCCN”). Two of the databases do not review gene expression profile tests and NCCN has not yet, to our knowledge, reviewed DecisionDx-SCC. If finalized as proposed, then DecisionDx-SCC would not be included as a covered test in the associated billing and coding article. The comment period for the draft LCD ended on September 6, 2022. We cannot predict whether this draft LCD will be finalized as proposed or what the timing of any final LCD might be.
Since becoming a public company, we have financed our operations with the revenue generated from the sale of our products, proceeds from our initial public offering of our common stock (our “IPO”) that closed in July 2019, follow-on public offerings of common stock in June 2020 and December 2020 and bank debt, which has since been repaid in full. We believe that our existing cash and cash equivalents, marketable investment securities and anticipated cash generated from sales of our products will be sufficient to fund our operations for the next 12 months and into the foreseeable future. However, we have based these estimates on assumptions which may prove to be wrong and could result in us depleting our capital resources sooner than expected.
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
Impact of Hurricane Ian
Hurricane Ian made landfall at the Southwestern Florida coast in late September 2022, causing significant damage within the state. Historically, a significant number of orders for our skin cancer tests have come from clinicians and healthcare providers based in Florida, and we are still assessing the expected impact of Hurricane Ian on our delivered test report volumes and financial results for the fourth quarter of 2022, which will depend on future developments that cannot be predicted at this time. Accordingly, we are unable to predict the extent to which our future test report volumes, and our results of operations, financial condition and cash flows, will ultimately be impacted by Hurricane Ian.
Impact of Other Macroeconomic Conditions
Global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages, inflation and monetary supply shifts, recession risks and potential disruptions from the Russia-Ukraine conflict. We continue to actively monitor the impact of these macroeconomic factors on our results of operations, financial condition and cash flows. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected timeframe, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business.
Impact of COVID-19 Pandemic
We are continuing to monitor our compliance with state and local government mandates to protect the health and safety of our workforce. Although state and local government restrictions put in place to slow the spread of the virus have been eased in most locations, restrictions may be reinstated from time to time in various regions depending on the circumstances, potentially impacting the flow of future patient visits as well as access to our sales targets, which could negatively impact our results of operations, financial condition and cash flows. We believe the volumes of in-person sales calls have returned to our pre-COVID-19 levels and we expect to continue to maintain uninterrupted business operations.
Factors affecting our performance
We believe there are several important factors that have impacted, and that we expect will continue to impact, our operating performance and results of operations, including:
•Report volume. We believe that the number of reports we deliver to physicians is an important indicator of the growth of adoption among the healthcare provider community. Our revenue and costs are affected by the volume of testing and mix of customers. Our performance depends on our ability to retain and broaden adoption with existing prescribing physicians, as well as attract new physicians. Our report volume could be negatively impacted by developments related to the COVID-19 pandemic or other evolving macroeconomic developments, as discussed above.
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
Gross margin and gross margin percentage are key indicators we use to assess our business. See the tables in “Results of Operations—Comparison of the three months ended September 30, 2022 and 2021” and “Results of Operations—Comparison of the nine months ended September 30, 2022 and 2021” for details.

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
We expect to use a portion of our cash and cash equivalents and marketable investment securities to further support and accelerate our research and development activities, including two important studies that are underway to support our DecisionDx-Melanoma test. The first is the CONNECTION study, which is collecting long-term outcomes for up to 10,000 patients who have been tested with DecisionDx-Melanoma. The second is the DECIDE study, which is designed to determine the association of GEP test results with SLNB surgical decisions in patients eligible for SLNB as well as to track outcomes for patients who did and did not undergo SLNB. Also, as noted above, in 2021, we initiated our IDENTITY Study, a 4,800 patient, prospective, multi-center clinical study to develop, validate and bring to market a pipeline test aimed at predicting response to systemic therapy in patients with moderate to severe psoriasis, atopic dermatitis and related inflammatory skin conditions. We have also initiated two additional disease studies for pipeline tests for new indications.
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
Interest Income
Interest income consists primarily of earnings on cash and cash equivalents, primarily money market funds, and marketable investment securities, primarily short-term U.S. government obligations.
Interest Expense
Interest expense is primarily attributable to finance leases.

Income Tax (Benefit) Expense
In connection with our acquisition of AltheaDx in April 2022, and taking into consideration the additional deferred tax liabilities resulting from such acquisition, we determined that a portion of our valuation allowance should be reduced, which is reflected in our income tax benefit for the three and nine months ended September 30, 2022. Our consolidated financial statements do not reflect any federal or state income tax benefits attributable to the pre-tax losses we have incurred, due to the uncertainty of realizing a benefit from those items. As of December 31, 2021, we had federal net operating loss carryforwards of $99.4 million, of which $43.5 million will begin to expire in 2030 if not utilized to offset federal taxable income, and $55.9 million may be carried forward indefinitely. Also, as of December 31, 2021, we had state net operating loss carryforwards of $67.5 million, which begin to expire in 2028 if not utilized to offset state taxable income.

Results of Operations
Comparison of the three months ended September 30, 2022 and 2021
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2022	2021
	(unaudited)
Net revenues	$37,011	$23,475	$13,536	57.7%
Operating expenses and other operating income
Cost of sales (exclusive of amortization of acquired intangible assets)	8,859	4,500	4,359	96.9%
Research and development	10,907	7,500	3,407	45.4%
Selling, general and administrative	36,626	22,595	14,031	62.1%
Amortization of acquired intangible assets	2,306	694	1,612	232.3%
Change in fair value of contingent consideration	(151)	—	(151)	NA
Total operating expenses, net	58,547	35,289	23,258	65.9%
Operating loss	(21,536)	(11,814)	(9,722)	(82.3)%
Interest income	1,293	23	1,270	NM
Interest expense	(6)	—	(6)	NA
Loss before income taxes	(20,249)	(11,791)	(8,458)	(71.7)%
Income tax (benefit) expense	—	—	—	NM
Net loss	$(20,249)	$(11,791)	$(8,458)	(71.7)%

NA = Not applicable
NM = Not meaningful
The following table provides a disaggregation of net revenues by type (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
	(unaudited)
Dermatologic(1)	$33,924	$21,593	$12,331
Other(2)	3,087	1,882	1,205
Total net revenues	$37,011	$23,475	$13,536

(1)Consists of DecisionDx-Melanoma, DecisionDx-SCC and our Diagnostic GEP offering.
(2)Consists primarily of DecisionDx-UM. Also includes TissueCypher and IDgenetix.

The following table presents the calculation of gross margin (in thousands, except percentages):

	Three Months Ended September 30,
	2022	2021	Change
	(unaudited)
Net revenues	$37,011	$23,475	$13,536
Less: Cost of sales (exclusive of amortization of acquired intangible assets)	8,859	4,500	4,359
Less: Amortization of acquired intangible assets	2,306	694	1,612
Gross margin	$25,846	$18,281	$7,565
Gross margin percentage	69.8%	77.9%	(8.1)%
The following table indicates the amount of stock-based compensation expense (non-cash) reflected in the line items above (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
	(unaudited)
Cost of sales (exclusive of amortization of acquired intangible assets)	$975	$555	$420
Research and development	1,948	1,135	813
Selling, general and administrative	6,273	3,520	2,753
Total stock-based compensation expense	$9,196	$5,210	$3,986

Net Revenues
Net revenues for the three months ended September 30, 2022 increased by $13.5 million, or 57.7%, to $37.0 million compared to the three months ended September 30, 2021, primarily due to a $12.3 million increase in revenue from our dermatologic tests, primarily DecisionDx-Melanoma and DecisionDx-SCC. The increase in dermatologic revenue was primarily attributable to a 33.6% increase in total test report volumes for our dermatologic offerings, due to a combination of the effects of our dermatologic sales force expansion during the second quarter of 2021 and increased patient flow potentially attributable to the easing of COVID-19 restrictions. The higher revenues also reflect Medicare payments on DecisionDx-SCC, as discussed above, partially offset by the effect of higher negative revenue adjustments related to tests delivered in previous periods, associated with changes in estimated variable consideration, which were $0.3 million for the three months ended September 30, 2022 compared to $0.1 million for the three months ended September 30, 2021. The increase in revenue from our other tests (non-dermatologic) of $1.2 million was primarily attributable to TissueCypher and IDgenetix.
Cost of Sales (exclusive of amortization of acquired intangible assets)
Cost of sales (exclusive of amortization of acquired intangible assets) for the three months ended September 30, 2022 increased by $4.4 million, or 96.9%, compared to the three months ended September 30, 2021, primarily due to higher personnel costs and increased costs of supplies and third-party services. Personnel costs have increased with additions in headcount in our laboratory testing operations, including headcount attributable to our acquisitions of Cernostics and AltheaDx. The increased personnel costs also reflect higher salaries and wages for existing employees. Supply and services expense have increased due to higher laboratory activity, which is attributable to higher test volumes. Due to the nature of our business, a significant portion of our cost of sales expenses represents fixed costs associated with our testing operations. Accordingly, our cost of sales expense will not necessarily increase or decrease commensurately with the change in net revenues from period to period. We expect our cost of sales expenses (exclusive of amortization of acquired intangible assets) to continue to increase in future periods as we hire additional laboratory personnel and related resources to support our expected growth in volume for our dermatologic, gastrointestinal, mental health and pipeline tests.

Gross Margin
Our gross margin percentage was 69.8% for the three months ended September 30, 2022, compared to 77.9% for the same period in 2021. The decrease was primarily due to this year’s additional investments in laboratory headcount, higher rates of pay and higher amortization expense associated with our acquired intangible assets. In the near term, we expect that our gross margin percentage will be lower, compared to prior periods, as we invest in additional laboratory personnel and related resources to support the anticipated growth in our test report volumes in advance of obtaining reimbursement coverage. Additionally, our gross margin percentage will continue to be negatively impacted by amortization of intangible assets associated with recent acquisitions.
Research and Development
Research and development expenses increased by $3.4 million, or 45.4%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Approximately 62.3% of the increase is attributable to higher personnel costs, primarily due to expansions in headcount in support of our growth, higher rates of pay, and higher stock-based compensation expense. The remainder of the increase is primarily attributable to higher inventory usage to support research and development activities, higher travel and meeting costs, and higher costs for clinical studies, including costs related to the IDENTITY, CONNECTION and DECIDE studies. We expect to continue to increase our research and development expenses as we fund ongoing evidence development for our existing products as well as additional pipeline programs.
Selling, General and Administrative
The following table provides a breakdown of SG&A expenses (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
	(unaudited)
Sales and marketing	$22,388	$13,241	$9,147
General and administrative	14,238	9,354	4,884
Total selling, general and administrative expense	$36,626	$22,595	$14,031
Sales and marketing expenses increased by $9.1 million, or 69.1%, for the three months ended September 30, 2022, compared to three months ended September 30, 2021. Approximately $5.9 million, or 65.0%, of the increase is attributable to higher personnel costs including salaries, stock-based compensation and bonuses. Personnel costs have increased through our acquisitions of Cernostics in December 2021 and AltheaDx in April 2022, and through the expansion of our outside sales territories and sales force in September 2022, as discussed under “Overview—Business Overview” above. In addition to increases through sales force expansion, higher personnel costs also reflect salary increases for members of our existing sales force. The remainder of the increase in sales and marketing expenses was primarily associated with travel, training events, meetings and other general increases. The higher expenses for travel and training events reflect an increase in our sales and commercial operations related to our expanded headcount and expanded test offerings, as well a return to more in-person activities resulting from the continued easing of COVID-19 restrictions. Stock-based compensation expense included in sales and marketing expense was $3.1 million for the three months ended September 30, 2022, compared to $1.6 million for the three months ended September 30, 2021.
General and administrative expenses increased by $4.9 million, or 52.2%, for the three months ended September 30, 2022, compared to three months ended September 30, 2021. The increase is primarily attributable to $3.2 million in higher personnel costs including salaries, bonuses and stock-based compensation. The higher personnel costs reflect expanded headcount in our administrative support functions, including that related to the acquisitions of Cernostics and AltheaDx, as well as higher rates of salaries and wages. Stock-based compensation expense included in general and administrative expense was $3.2 million for the three months ended September 30, 2022, compared to $1.9 million for the three months ended September 30, 2021. The remainder of the increase in general and administrative expenses was primarily associated with professional fees and other general increases.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets increased by $1.6 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase is primarily associated with amortization of developed technology attributable to the acquisitions of Cernostics and AltheaDx in December 2021 and April 2022, respectively.

Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration for the three months ended September 30, 2022 of $0.2 million, a net gain, is primarily related to the remeasurement of the Earnout Payments associated with our acquisition of AltheaDx and reflects changes in management’s projections regarding attainment of certain commercial milestones. There was no such activity during the three months ended September 30, 2021.
Interest Income
Interest income increased by $1.3 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily as a result of higher interest rates and our purchases of marketable investment securities.
Stock-Based Compensation Expense
Stock-based compensation expense, which is allocated among cost of sales, research and development expense and SG&A expense, totaled $9.2 million for the three months ended September 30, 2022, compared to $5.2 million for the three months ended September 30, 2021. We expect material increases in stock-based compensation expense in future periods, reflecting mainly higher awards outstanding due to growth in our headcount. As of September 30, 2022, we had 517 employees compared to 311 as of September 30, 2021. As of September 30, 2022, the total unrecognized stock-based compensation cost related to outstanding awards was $94.4 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 2.8 years. We expect to continue granting stock-based compensation awards, which we expect to further contribute to increases in stock-based compensation expense in future periods.

Comparison of the nine months ended September 30, 2022 and 2021
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2022	2021
	(unaudited)
Net revenues	$98,701	$69,046	$29,655	42.9%
Operating expenses and other operating income
Cost of sales (exclusive of amortization of acquired intangible assets)	22,489	11,225	11,264	100.3%
Research and development	33,594	20,201	13,393	66.3%
Selling, general and administrative	104,577	61,578	42,999	69.8%
Amortization of acquired intangible assets	6,051	950	5,101	536.9%
Change in fair value of contingent consideration	(17,987)	—	(17,987)	NA
Total operating expenses, net	148,724	93,954	54,770	58.3%
Operating loss	(50,023)	(24,908)	(25,115)	(100.8)%
Interest income	1,693	51	1,642	NM
Interest expense	(13)	—	(13)	NA
Loss before income taxes	(48,343)	(24,857)	(23,486)	(94.5)%
Income tax (benefit) expense	(1,823)	5	(1,828)	NM
Net loss	$(46,520)	$(24,862)	$(21,658)	(87.1)%

NA = Not applicable
NM = Not meaningful
The following table provides a disaggregation of net revenues by type (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
	(unaudited)
Dermatologic(1)	$90,160	$62,881	$27,279
Other(2)	8,541	6,165	2,376
Total net revenues	$98,701	$69,046	$29,655

(1)Consists of DecisionDx-Melanoma, DecisionDx-SCC and Diagnostic GEP offering.
(2)Consists primarily of DecisionDx-UM. Also includes TissueCypher and IDgenetix.
The following table presents the calculation of gross margin (in thousands, except percentages):

	Nine Months Ended September 30,
	2022	2021	Change
	(unaudited)
Net revenues	$98,701	$69,046	$29,655
Less: Cost of sales (exclusive of amortization of acquired intangible assets)	22,489	11,225	11,264
Less: Amortization of acquired intangible assets	6,051	950	5,101
Gross margin	$70,161	$56,871	$13,290
Gross margin percentage	71.1%	82.4%	(11.3)%

The following table indicates the amount of stock-based compensation expense (non-cash) reflected in the line items above (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
	(unaudited)
Cost of sales (exclusive of amortization of acquired intangible assets)	$2,725	$1,480	$1,245
Research and development	5,607	3,266	2,341
Selling, general and administrative	18,066	10,143	7,923
Total stock-based compensation expense	$26,398	$14,889	$11,509

Net Revenues
Net revenues for the nine months ended September 30, 2022 increased by $29.7 million, or 42.9%, to $98.7 million compared to the nine months ended September 30, 2021, primarily due to a $27.3 million increase in revenue from our dermatologic tests, primarily DecisionDx-Melanoma and DecisionDx-SCC, and to a lesser extent, a $2.4 million increase in revenue from our other tests (non-dermatologic). The increase in dermatologic revenue was primarily attributable to a 46.4% increase in test volumes, with higher test reports delivered across each of our dermatologic offerings, due to a combination of the effects of our dermatologic sales force expansion during the second quarter of 2021 and increased patient flow potentially attributable to the easing of COVID-19 restrictions. The higher revenues also reflect Medicare payments on DecisionDx-SCC, as discussed above. The higher volumes were partially offset by the effect of variations in positive (negative) revenue adjustments related to tests delivered in previous periods, associated with changes in estimated variable consideration, which were $(1.9) million for the nine months ended September 30, 2022 compared to $4.1 million for the nine months ended September 30, 2021. The year-over-year decrease is primarily attributable to the effect of favorable adjustments related to the settlement and collection during the nine months ended September 30, 2021 of certain groups of receivables from prior years that did not recur during the nine months ended September 30, 2022. The increase in revenue from our other tests (non-dermatologic) of $2.4 million was primarily attributable to TissueCypher and IDgenetix.
Cost of Sales (exclusive of amortization of acquired intangible assets)
Cost of sales (exclusive of amortization of acquired intangible assets) for the nine months ended September 30, 2022 increased by $11.3 million, or 100.3%, compared to the nine months ended September 30, 2021, primarily due to higher personnel costs and increased costs of supplies and third-party services. Personnel costs have increased with additions in headcount in our laboratory testing operations, including headcount attributable to our acquisitions of Cernostics and AltheaDx. The increased personnel costs also reflect higher salaries and wages for existing employees. Supply and service expenses have increased due to higher laboratory activity, which is attributable to higher test volumes. Due to the nature of our business, a significant portion of our cost of sales expenses represents fixed costs associated with our testing operations. Accordingly, our cost of sales expense will not necessarily increase or decrease commensurately with the change in net revenues from period to period. We expect our cost of sales expenses (exclusive of amortization of acquired intangible assets) to continue to increase in future periods as we hire additional laboratory personnel and related resources to support our expected growth in volume for our dermatologic, gastrointestinal, mental health and pipeline tests.
Gross Margin
Our gross margin percentage was 71.1% for the nine months ended September 30, 2022, compared to 82.4% for the nine months ended September 30, 2021. The decrease was primarily due to higher personnel costs attributable to investments in laboratory headcount as well as higher rates of pay, variations in revenue adjustments related to tests delivered in previous periods and higher amortization expense associated with our acquired intangible assets. In the near term, we expect that our gross margin percentage will be lower, compared to prior periods, as we invest in additional laboratory personnel and related resources to support the anticipated growth in our report volumes for tests in advance of obtaining reimbursement coverage. Additionally, our gross margin percentage will continue to be negatively impacted by amortization of intangible assets associated with recent acquisitions.

Research and Development
Research and development expenses increased by $13.4 million, or 66.3%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. Approximately 53.7% of the increase is attributable to higher personnel costs, primarily due to expansions in headcount in support of our growth, higher pay rates and higher stock-based compensation expense, and approximately 17.9% is attributable to higher costs for clinical studies, including costs related to the IDENTITY, CONNECTION and DECIDE studies. The remainder of the increase is primarily associated with meeting costs and travel expenses. We expect to continue to increase our research and development expenses as we fund ongoing evidence development for our existing products as well as additional pipeline programs.
Selling, General and Administrative
The following table provides a breakdown of SG&A expenses (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
	(unaudited)
Sales and marketing	$62,190	$34,764	$27,426
General and administrative	42,387	26,814	15,573
Total selling, general and administrative expense	$104,577	$61,578	$42,999
Sales and marketing expenses increased by $27.4 million, or 78.9%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. Approximately $16.5 million, or 60.3%, of the increase is attributable to higher personnel costs including salaries, stock-based compensation and bonuses. Personnel costs have increased through the expansion of our dermatology-facing commercial team headcount to the mid-60s during the second quarter of 2021, through our acquisitions of Cernostics in December 2021 and AltheaDx in April 2022, and through the expansion of our outside sales territories and sales force in September 2022, as discussed under “Overview—Business Overview” above. In addition to increases through sales force expansion, higher personnel costs also reflect salary increases for members of our existing sales force. The remainder of the increase in sales and marketing expenses was primarily associated with training events, meetings, travel and other general increases. The higher expenses for training events and travel reflect an increase in our sales and commercial operations related to our expanded headcount and expanded test offerings, as well a return to more in-person activities resulting from the continued easing of COVID-19 restrictions. Stock-based compensation expense included in sales and marketing expense was $8.7 million for the nine months ended September 30, 2022, compared to $4.7 million for the nine months ended September 30, 2021.
General and administrative expenses increased by $15.6 million, or 58.1%, for the nine months ended September 30, 2022, compared to nine months ended September 30, 2021. The increase is primarily attributable to $9.4 million in higher personnel costs including salaries, bonuses and stock-based compensation. The higher personnel costs reflect expanded headcount in our administrative support functions, including that related to the acquisitions of Cernostics and AltheaDx, as well as higher rates of salaries and wages. Stock-based compensation expense included in general and administrative expense was $9.3 million for the nine months ended September 30, 2022, compared to $5.4 million for the nine months ended September 30, 2021. Furthermore, we incurred $1.7 million of transaction costs associated with our acquisition of AltheaDx during the nine months ended September 30, 2022. The remainder of the increase in general and administrative expenses was primarily associated with professional fees and other general increases.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets increased by $5.1 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase is primarily associated with amortization of developed technology attributable to the acquisitions of the Myriad MyPath Laboratory, Cernostics, and AltheaDx in May 2021, December 2021 and April 2022, respectively.
Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration for the nine months ended September 30, 2022 of $18.0 million, a net gain, is primarily related to the remeasurement of the Earnout Payments associated with our acquisition of Cernostics and reflects changes in management’s projections regarding attainment of certain commercial milestones. There was no such activity during the nine months ended September 30, 2021.

Interest Income
Interest income increased by $1.6 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily as a result of higher interest rates and our purchases of marketable investment securities.
Income Tax (Benefit) Expense
Our income tax benefit was $1.8 million for the nine months ended September 30, 2022, and was primarily attributable to a reduction of $1.8 million in our valuation allowance on net deferred tax assets resulting from our acquisition of AltheaDx in April 2022. Specifically, we took into consideration the additional deferred tax liabilities resulting from the acquisition and determined that a portion of our existing valuation allowance should be reduced. Other than this item, we recorded minimal amounts in income tax benefit because in both the nine months ended September 30, 2022 and 2021, the income tax benefit of the pre-tax loss was largely offset by corresponding changes in the valuation allowance on net deferred tax assets, as we have determined that it is more likely than not that these benefits will not be realized.
Stock-Based Compensation Expense
Stock-based compensation expense, which is allocated among cost of sales, research and development expense and SG&A expense, totaled $26.4 million for the nine months ended September 30, 2022, compared to $14.9 million for the nine months ended September 30, 2021. We expect material increases in stock-based compensation expense in future periods, reflecting mainly higher awards outstanding due to growth in our headcount. As of September 30, 2022, we had 517 employees compared to 311 as of September 30, 2021. As of September 30, 2022, the total unrecognized stock-based compensation cost related to outstanding awards was $94.4 million, which is expected to be recognized on a straight-line basis over a weighted-average period of 2.8 years. We expect to continue granting stock-based compensation awards, which we expect to further contribute to increases in stock-based compensation expense in future periods.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents, marketable investment securities and cash generated from the sale of our products. All of our marketable investment securities are considered investment grade, are readily available for use in current operations and have contractual maturities of one year or less. As of September 30, 2022, we had marketable investment securities of $131.8 million, and we had no such balance as of December 31, 2021. As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents of $134.2 million and $329.6 million, respectively. In addition to the revenue generated from the sale of our commercial products, we have financed our operations through our IPO in July 2019, two follow-on public offerings of common stock in June 2020 and December 2020, and a $25.0 million secured term loan credit facility, which we repaid in full in December 2020.
On December 14, 2020, we filed an automatically effective shelf registration statement on Form S-3 (File No. 333-251331) (our “Shelf Registration Statement”) with the SEC as a “well-known seasoned issuer.” The Shelf Registration Statement allows us to issue an indeterminate number or amount of common stock, preferred stock, debt securities and warrants from time to time in one or more offerings. However, there can be no assurance that we will complete any further offerings of securities under our Shelf Registration Statement. Any future offerings under our Shelf Registration Statement will be dependent upon, among other factors, market conditions, available pricing, our financial condition, investor perception of our prospects, our capital needs and our ability to maintain status as a well-known seasoned issuer. As of October 26, 2022, our non-affiliate market capitalization was below $700 million, and if our non-affiliate market capitalization does not meet or exceed $700 million during any date within 60 days prior to the filing of our Annual Report on Form 10-K for the fiscal year ending December 31, 2022, we may lose our well-known seasoned issuer status. If that were to occur, we would no longer be able to take advantage of the benefits of being a well-known seasoned issuer, including the ability to file automatically effective shelf registration statements allowing us to issue an indeterminate number or amount of securities from time to time in one or more offerings, which could restrict our ability to timely access the capital markets.
As mentioned above, we expect to use a portion of our cash and cash equivalents and marketable investment securities, including any proceeds from subsequent offerings under our Shelf Registration Statement, to further support and accelerate our research and development activities, including the clinical studies noted above in “Components of the Results of Operations—Research and Development.”

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
In December 2021, we acquired Cernostics for $30.7 million in cash and in April 2022, we acquired AltheaDx, for $30.5 million in cash and $17.1 million in shares of our common stock. Under the definitive agreement to acquire Cernostics, we also agreed to pay up to an additional $50.0 million of Earnout Payments, based on the achievement of certain commercial milestones relating to the year ending December 31, 2022. With respect to AltheaDx, we agreed to pay up to an additional $75.0 million, 50% in cash and 50% in common stock, based on the achievement of certain commercial milestones relating to the years ending December 31, 2022, 2023 and 2024. In each case, the number of shares of our common stock that may be issued in connection with the Earnout Payments is subject to limitations, as discussed in Notes 6 and 11 to the unaudited condensed consolidated financial statements. Our actual liability with respect to these commercial milestone payments from our acquisitions will depend, in part, on our ability to successfully integrate the TissueCypher Barrett’s Esophagus Assay (acquired from Cernostics) and IDgenetix (acquired from AltheaDx) into our suite of commercial product offerings and the timing thereof.
Since our inception, we have generally incurred significant losses and negative cash flows. For the year ended December 31, 2021 we had a net loss of $31.3 million and an accumulated deficit of $93.8 million as of December 31, 2021. For the nine months ended September 30, 2022, we had a net loss of $46.5 million and an accumulated deficit of $140.3 million as of September 30, 2022. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful commercialization of our currently marketed products and the products we plan to launch in the future as well as our spending on research and development activities. We expect to incur additional expenses and losses in the future as we invest in the commercialization of our existing products, the development of our future product candidates and the commercialization of our product candidates. Further, we expect that any acquisitions of businesses, products, assets or technologies will also increase our expenses. We believe that our existing cash and cash equivalents, marketable investment securities and anticipated cash generated from the sale of our commercial products will be sufficient to fund our operations for the next twelve months. We believe we will meet longer-term expected cash requirements and obligations through a combination of existing cash and cash equivalents, marketable investment securities, anticipated cash generated from sales of our products and issuances of equity securities or debt offerings, including through our Shelf Registration Statement. However, we have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. There are numerous risks and uncertainties associated with developing genomic tests, including, among others, the uncertainty of:
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

Leases
We have entered into various operating and finance leases, which are primarily associated with our laboratory facilities and office space. On March 11, 2022, we amended an existing lease agreement to lease additional laboratory space in Phoenix, Arizona. On April 1, 2022, we entered into a new lease agreement with an initial term of 10.5 years for laboratory and office space located in Pittsburgh, Pennsylvania. Total undiscounted future minimum payment obligations under our operating leases and finance leases as of September 30, 2022 totaled approximately $23.6 million, of which $0.3 million is payable through the remainder of 2022 and $23.3 million through the end of 2033. The leases expire on various dates through 2033 and provide certain options to renew for additional periods.
Cash Flows
The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021
	(unaudited)
Net cash used in operating activities	$(35,655)	$(16,202)
Net cash used in investing activities	(162,063)	(35,768)
Net cash provided by financing activities	2,265	5,295
Net change in cash and cash equivalents	(195,453)	(46,675)
Cash and cash equivalents, beginning of period	329,633	409,852
Cash and cash equivalents, end of period	$134,180	$363,177
Operating Activities
Net cash used in operating activities was $35.7 million for the nine months ended September 30, 2022, and was primarily attributable to the net loss of $46.5 million, the change in fair value of contingent consideration of $18.0 million, increases in accounts receivable of $5.7 million and deferred income taxes of $1.8 million, partially offset by non-cash stock-based compensation expense of $26.4 million, depreciation and amortization of $7.7 million and the increase in accrued compensation of $3.7 million.
Net cash used in operating activities was $16.2 million for the nine months ended September 30, 2021, and was primarily attributable to the net loss of $24.9 million, increases in accounts receivable of $6.1 million and recoupment of $5.4 million of an advance payment from CMS under its Accelerated and Advance Payment Program, partially offset by non-cash stock-based compensation expense of $14.9 million, increases in accrued compensation of $3.0 million and depreciation and amortization of $2.0 million.
The $19.5 million additional net cash used in operating activities for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 is primarily due to cash requirements associated with the increases in operating expenses, the majority of which were attributable to salaries, bonuses and benefits due to our growth in headcount, as discussed in further detail under “Results of Operations—Comparison of the nine months ended September 30, 2022 and 2021” above. The effect of the higher expenses on net cash used in operating activities was partially offset by cash inflows from the higher revenues.
Investing Activities
Net cash used in investing activities was $162.1 million for the nine months ended September 30, 2022 and consisted primarily of purchases of marketable investment securities of $131.8 million, the cash portion of the AltheaDx purchase consideration of $27.0 million (net of cash and cash equivalents acquired) and purchases of property and equipment of $3.8 million. Net cash used in investing activities was $35.8 million for the nine months ended September 30, 2021 and resulted primarily from the purchase of Myriad MyPath Laboratory for $33.2 million (including transaction costs) and purchases of property and equipment of $2.6 million.
Financing Activities
Net cash provided by financing activities was $2.3 million for the nine months ended September 30, 2022, and primarily consisted of $1.8 million in proceeds from contributions to the employee stock purchase plan and $0.7 million in proceeds from the exercise of stock options.

Net cash provided by financing activities was $5.3 million for the nine months ended September 30, 2021, and primarily consisted of $3.9 million in proceeds from the exercise of stock options and $1.8 million in proceeds from contributions to the employee stock purchase plan.
Inflation
In 2021, the rate of inflation in the United States began to increase and has since risen to levels not experienced in over 40 years. We are experiencing inflationary pressures, primarily in personnel costs, and we anticipate impacts on other cost areas within the next twelve months. The extent of any future impacts from inflation on our business and our results of operations will be dependent upon how long the elevated inflation levels persist and the extent to which the rate of inflation further increases, if at all, neither of which we are able to predict. If elevated levels of inflation were to persist or if the rate of inflation were to accelerate, the purchasing power of our cash and cash equivalents and marketable investment securities may be diminished, our expenses could increase faster than anticipated and we may utilize our capital resources sooner than expected. Further, given the complexities of the reimbursement landscape in which we operate, our payors may be unwilling or unable to increase reimbursement rates to compensate for inflationary impacts. As such, the effects of inflation may adversely impact our results of operations, financial condition and cash flows.
Critical Accounting Estimates
During the nine months ended September 30, 2022, except as noted below, there were no significant changes to the information discussed under “Critical Accounting Estimates” included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2021.
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
In a business combination, in accordance with to ASC Topic 805, Business Combinations, contingent consideration is recorded at fair value as of the acquisition date and classified as liabilities or equity based on applicable accounting principles generally accepted in the United States of America (“U.S. GAAP”). For contingent consideration classified as liabilities, we remeasure the contingent consideration at fair value each period with changes in fair value recorded in the statements of operations each period.
For contingent consideration in transactions that are not business combinations, we apply applicable U.S. GAAP. With respect to the additional consideration that may be payable in connection with the acquisition of Cernostics, an asset acquisition we completed on December 3, 2021, we account for the contingent consideration as liability in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), under the guidance for obligations that must or may be settled by issuance of a variable number of shares. In accordance with ASC 480, we record the contingent consideration initially and subsequently at fair value with changes in fair value recorded in the condensed consolidated statements of operations each period.
Liabilities for contingent consideration are classified as a “Level 3” fair value measurements (as defined in Note 11 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q) due to the use of significant unobservable inputs and a Monte Carlo simulation to determine its fair value. The Monte Carlo simulation uses projections of the commercial milestones for the applicable period as well as the corresponding targets and approximate timing of payment based on the terms of the arrangement. The analysis also uses assumptions for expected volatility of the financial metrics and a risk-adjusted discount rate. The assumptions and estimates we use in the Monte Carlo simulation require considerable judgment and may change in future periods as a result of new information. For example, during the three months ended June 30, 2022, as a result of a change in management’s projections regarding the outcome of certain commercial milestones associated with our acquisition of Cernostics, the fair value of the related contingent consideration liability decreased by $20.8 million.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Unfavorable United States and global economic conditions, including inflation, could adversely affect our business, financial condition, results of operations or cash flows.
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

We have incurred significant losses since inception, and we may never achieve profitability.*
Since our inception, we have had a history of net losses. For the year ended December 31, 2021 we had a net loss of $31.3 million and an accumulated deficit of $93.8 million as of December 31, 2021. For the nine months ended September 30, 2022, we had a net loss of $46.5 million. As of September 30, 2022, we had an accumulated deficit of $140.3 million. We cannot predict if we will achieve profitability in the near future or at all. We expect to incur losses in the future as we plan to invest significant additional funds toward the expansion of our commercial organization, the conduct of clinical utility and validity studies to support adoption of our products and the development or acquisition of additional products. We also expect significant increases in our stock-based compensation expense in future periods, reflecting higher stock option valuations as a public company and additional awards outstanding due to increased headcount. Additionally, our performance could be affected by the impacts of the ongoing COVID-19 pandemic, the invasion of Ukraine by Russia, economic slowdowns, labor shortages, recessions or market corrections, inflation and monetary policy shifts, rising interest rates and tightening of credit markets resulting from the pandemic, the conflict or other evolving macroeconomic developments. Due to the requirements associated with being a public company, including those associated with no longer qualifying as an emerging growth company, we expect to continue incur significant additional legal, accounting and other expenses. We also expect that any acquisitions of businesses, assets, products or technologies will increase our expenses. These increased expenses will make it harder for us to achieve future profitability. We may also incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Quarterly Report on Form 10‑Q, adoption of our products, coverage of and reimbursement rates for our products from third-party payors, and future research and development activities. Our failure to achieve profitability in the future could cause the market price of our common stock to decline and make it more difficult or costly for us to raise additional capital.
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
U.S. GAAP is subject to interpretation by the Financial Accounting Standards Board, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. As of December 31, 2021, we are no longer an emerging growth company and now apply public company adoption dates for new or revised accounting standards.
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
We may need to raise additional capital to fund our existing operations, commercialize new products or expand our operations.*
We believe our existing cash and cash equivalents, marketable investment securities and anticipated cash generated from sales of our products will be sufficient to fund our operations for the foreseeable future. If our available cash and cash equivalents, marketable investment securities and anticipated cash generated from sales of our products are insufficient to satisfy our liquidity requirements including because of lower demand for our products, lower than currently expected rates of reimbursement from third-party payors or other risks described in this Quarterly Report on Form 10‑Q, we may finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not currently have any committed external source of funds. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.
We may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including to:
•increase our sales and marketing efforts for the DecisionDx-Melanoma, DecisionDx-SCC, MyPath Melanoma, DiffDx-Melanoma, DecisionDx-UM, TissueCypher and IDgenetix tests and address competitive developments among these or future commercial products;
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
•the effects on our operations of general political and economic conditions and evolving macroeconomic developments, including the COVID-19 pandemic, the invasion of Ukraine by Russia, economic slowdowns, labor shortages, recessions or market corrections, the duration and effects of elevated inflation and monetary policy shifts, rising interest rates and tightening of credit markets resulting from the pandemic, the conflict or other evolving macroeconomic conditions; and
•the effect of competing technological and market developments.
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

Unfavorable U.S. and global economic conditions could adversely affect our business, financial condition, results of operations or cash flows.*
Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse macroeconomic developments. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including the ongoing COVID-19 pandemic, material shortages and related supply chain challenges, geopolitical developments such as the conflict between Ukraine and Russia, and increasing inflation rates and the responses by central banking authorities to control such inflation, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our collaborators, our manufacturers and our suppliers operate.
A severe or prolonged global economic downturn could result in a variety of risks to our business. For example, inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Risks of a prolonged global economic downturn are particularly true in Europe, which is undergoing a continued severe economic crisis. A weak or declining economy could also strain our suppliers and manufacturers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
Additionally, financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. In response to the invasion, the United States, United Kingdom (“UK” and European Union (“EU”), along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability and/or supply chain continuity in both Europe and globally, and has introduced significant uncertainty into global markets. In particular, the Russia-Ukraine conflict has contributed to rapidly rising costs of living (driven largely by higher energy prices) in Europe and other advanced economies. Further, a weak or declining economy could strain our suppliers, manufacturers and collaborators, possibly resulting in additional supply disruption for our product candidates. As a result, our business and results of operations may be adversely affected by the ongoing conflict between Ukraine and Russia, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict. If economic conditions in Europe and other key markets for our business and the business of our suppliers, manufacturers and collaborators remain uncertain or deteriorate further, including as a result of the COVID-19 pandemic or otherwise, we could experience adverse effects on our business, financial condition, results of operations or cash flows.
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
New product development involves a lengthy and complex process, and we may be unable to develop and commercialize, or receive reimbursement for, on a timely basis, or at all, new products.*
We continually seek to develop new product offerings, which requires us to devote considerable resources to research and development. Before we can commercialize a new pipeline product, we will need to expend significant resources in order to conduct substantial research and development, including clinical utility and validity studies, and further develop and scale our laboratory processes and infrastructure to accommodate additional products. For example, in 2021, we launched our innovative pipeline to develop a genomic test aimed at predicting response to systemic therapy in patients with moderate to severe psoriasis, atopic dermatitis and related inflammatory skin conditions. We have initiated our IDENTITY Study, a 4,800 patient, prospective, multi-center clinical study to develop and validate this inflammatory skin disease pipeline test with the expectation of having initial validation and development data in 2023 and in launching this pipeline test by the end of 2025.
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
In the second quarter of 2020, we submitted our technical assessment dossier for DecisionDx-SCC to Palmetto and Noridian. The dossier was accepted as complete in the third quarter of 2020. In early 2021, we submitted our technical assessment dossier for DiffDx-Melanoma. The dossier was accepted as complete in the first quarter of 2021. In June 2022, Palmetto and Noridian each posted a draft LCD that would provide coverage criteria for DiffDx-Melanoma, and each of the comment periods closed during the third quarter of 2022. We believe the LCD for DiffDx-Melanoma will be finalized by the end of the second quarter of 2023. However, there is no assurance that any draft or final LCD will match our expectations, be posted in a timeframe consistent with our historical experience or will be posted at all. Regarding DecisionDx-SCC, no draft LCD has been posted by Palmetto or Noridian to date.
In the second quarter of 2022, we obtained a Proprietary Laboratory Analyses (“PLA”) code for DiffDx-Melanoma. In late September 2022, CMS reviewed our DiffDx-Melanoma test price and released a draft CLFS for 2023. Based on the draft CLFS, the reimbursement rate for DiffDx-Melanoma would be crosswalked to our MyPath Melanoma rate.
In the second quarter of 2022, following the completion of a requested medical review and pricing of our DecisionDx-SCC test by Novitas, we obtained a PLA code and began receiving reimbursement from Novitas for DecisionDx-SCC at a rate of approximately $3,800 per test. In late September 2022, CMS reviewed our DecisionDx-SCC test price and released a draft CLFS for 2023. Based on the draft CLFS, the reimbursement rate for DecisionDx-SCC would be crosswalked to our MyPath Melanoma rate. We have interacted with CMS and submitted our recommendation. We expect CMS to communicate a final determination on our 2023 rate in the fourth quarter of 2022, although there can be no assurance as to the outcome.
On June 9, 2022, Novitas posted a draft oncology biomarker LCD that proposes to rely upon evidentiary reviews sourced from three databases for all oncology biomarker tests: ClinGen, OncoKB and National Comprehensive Cancer Network (“NCCN”). Two of the databases do not review gene expression profile tests and NCCN has not yet, to our knowledge, reviewed DecisionDx-SCC. If finalized as proposed, then DecisionDx-SCC would not be included as a covered test in the associated billing and coding article. The comment period for the draft LCD ended on September 6, 2022. We cannot predict whether this draft LCD will be finalized as proposed or what the timing of any final LCD might be.
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
Since 2016, there have been efforts to repeal all or part of the ACA, and the previous administration and the U.S. Congress have taken action to roll back certain provisions of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021, and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any additional healthcare reform measures of the Biden administration will impact the ACA and our business.
On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect through 2031, unless additional Congressional action is taken. The CARES Act and other COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020, through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Further, Congress is considering additional health reform measures as part of other reform initiatives.

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
In the United States, numerous federal, state, and local governments have enacted data privacy and security laws, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Additionally, California has enacted several laws governing the Processing of personal information, such as the California Consumer Privacy Act of 2018 (“CCPA”), which provides California residents certain rights relate to their personal information, the California Rights Privacy Act of 2020 (“CPRA”), effective

January 1, 2023, which will expand the CCPA, including by applying to personal information of business representatives and employees and establishing a new regulatory agency to implement and enforce the law; and the California Confidentiality of Medical Information Act, which restricts the use and disclosure of health information and other personal information. Although the CCPA and the CPRA exempt some personal information processed in the context of clinical trials, the CCPA and CPRA, to the extent applicable to our business and operations, may increase compliance costs and potential liability with respect to other personal information we maintain about California residents. In addition, other states have enacted or proposed privacy laws, further complicating compliance efforts.
Outside the United States, there are also an increasing number of laws, regulations, industry standards and other obligations concerning privacy and security, including for example the EU’s General Data Protection Regulation (EU) 2016/679 (“GDPR”), the UK’s GDPR (“UK GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and China’s Personal Information Protection Law (“PIPL”).
In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and the UK to the United States in compliance with law, such as the EEA and the UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have prevented companies from transferring personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
In addition, privacy advocates and industry groups have proposed, and may in the future propose, standards with which we are legally or contractually bound to comply. In addition to data privacy and security laws, we may be contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. For example, we may also be subject to the Payment Card Industry Data Security Standard (“PCI DSS”). The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI-DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses. We may also rely on vendors to process payment card data, and those vendors may be subject to PCI DSS, and our business may be negatively affected if our vendors are fined or suffer other consequences as a result of PCI DSS noncompliance.
More generally, we may also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR, the CCPA, and the CPRA, may require our customers to impose specific contractual restrictions on their service providers. Additionally, we may publish privacy policies and other statements regarding data privacy and security, and, if these policies or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we could experience adverse consequences.
Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating regulatory uncertainty as to the effective future legal framework. These laws may be subject to varying interpretations, which may be inconsistent or conflicting among jurisdictions, creating complex compliance issues for us and our clients. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources).
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
In the ordinary course of business, we and the third parties upon which we rely (such as contractors and consultants) Process proprietary, confidential, and sensitive information (including but not limited to intellectual property, proprietary business information and personal information). We manage and maintain our applications and information utilizing a combination of on-site systems, managed data centers, and cloud-based data centers, and we are increasingly dependent upon information technology systems, infrastructure and information to operate our business.
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
Cyber-attacks, malicious internet-based activity, online and offline fraud and other similar activities are prevalent, continue to increase, and are becoming increasingly difficult to detect. Threat actors, personnel (such as through theft or misuse), hacktivists, sophisticated nation-states, and nation-state-supported actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. Despite the implementation of security measures designed to protect against a security incident, we and the third parties upon which we rely (such as our contractors and consultants) are vulnerable to a variety of evolving threats including but not limited to service interruptions, system malfunction, natural disasters, terrorism, war, public health crises, telecommunication and electrical failures, malware (including as a result of advanced persistent threat intrusions), malicious code, ransomware, supply chain attacks, credential harvesting, denial-of-service attacks (such as credential stuffing), social engineering and other attempts to affect service reliability and threaten the confidentiality, integrity and availability of our proprietary, confidential and sensitive information. In particular, ransomware attacks have become increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Supply-chain attacks have also increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our services) or the third-party information technology systems that support us and our services. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Any of the previously identified or similar threats could cause a disruption or security incident, which could result in unauthorized, unlawful, or accidental loss of, damage to, modification of, destruction of, alteration of, encryption of, disclosure of, access to, or acquisition of our information and could interrupt our ability to provide our services. While we have not experienced any such system failure, accident or material security incident to date, we cannot assure you that our data protection efforts and our investment in information technology have or will prevent security incidents, and we may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents, including affected individuals, the Secretary of the HHS, states Attorneys General and others. Such disclosures are costly, and the disclosures or failure to comply could lead to adverse consequences.
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
Our contracts may not contain limitations of liability, and there can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages if we fail to comply with applicable privacy and security obligations. Additionally, while we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or adequately mitigate liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, information loss, regulatory actions or material adverse impacts arising out of our privacy and security practices, Processing or security incidents we may experience, or that such coverage will continue to be available on commercially reasonable terms or at all.
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
Additionally, financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. In response to the invasion, the United States, UK and EU, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, and/or supply chain continuity, in both Europe and globally, and has introduced significant uncertainty into global markets. While we do not operate in Russia, Ukraine or Eastern Europe, as the adverse effects of this conflict continue to develop and potentially spread, both in Europe and throughout the rest of the world, our business and results of operations may be adversely affected, particularly to the extent this conflict escalates to involve additional countries, further economic sanctions or wider military conflict. Any of these factors could significantly harm our future international expansion and operations and, consequently, our revenue and results of operations.
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
Our business could be adversely impacted by inflation.*
In 2021, the rate of inflation in the United States began to increase and has since risen to levels not experienced in over 40 years. We are experiencing inflationary pressures, primarily in personnel costs, and we anticipate impacts on other cost areas within the next twelve months. The extent of any future impacts from inflation on our business and our results of operations will be dependent upon how long the elevated inflation levels persist and the extent to which the rate of inflation further increases, if at all, neither of which we are able to predict. If elevated levels of inflation were to persist or if the rate of inflation were to accelerate, the purchasing power of our cash and cash equivalents and marketable investment securities may be diminished, our expenses could increase faster than anticipated and we may utilize our capital resources sooner than expected. Further, given the complexities of the reimbursement landscape in which we operate, our payors may be unwilling or unable to increase reimbursement rates to compensate for inflationary impacts. As such, the effects of inflation may adversely impact our results of operations, financial condition and cash flows.
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
We are a smaller reporting company and we cannot be certain if the scaled disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.*
Effective as of June 30, 2022, we requalified as a smaller reporting company as defined in the Exchange Act. We began to take advantage of certain of the scaled disclosures available to smaller reporting companies beginning our Quarterly Report on Form 10-Q for our second quarter ended June 30, 2022 and will be able to take advantage of these scaled disclosures for so long as the market value of our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.
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
The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.*
Based upon shares outstanding as of September 30, 2022, our executive officers, directors and the known holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 29% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.
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
Since the effective date of our registration statement through September 30, 2022, we have not used any of the net proceeds from the IPO. Pending such uses, we have invested, and plan to continue to invest, the balance of the net proceeds from the IPO in cash and cash equivalent securities or highly liquid investment securities.
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

CASTLE BIOSCIENCES, INC.

Date:	November 2, 2022	By:	/s/ Derek J. Maetzold
Derek J. Maetzold President and Chief Executive Officer (Principal Executive Officer)

Date:	November 2, 2022	By:	/s/ Frank Stokes
Frank Stokes Chief Financial Officer (Principal Financial and Accounting Officer)