Form 10-Q
period 2023-03-31
CASTLE BIOSCIENCES INC
filed 2023-05-03
CIK 1447362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of April 24, 2023, there were 26,691,286 shares of common stock, $0.001 par value per share, issued and outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$114,821	$122,948
Marketable investment securities	117,234	135,677
Accounts receivable, net	27,728	23,476
Inventory	4,520	3,980
Prepaid expenses and other current assets	6,797	6,207
Total current assets	271,100	292,288
Long-term accounts receivable, net	1,218	1,087
Property and equipment, net	18,254	14,315
Operating lease assets	11,401	12,181
Goodwill and other intangible assets, net	124,126	126,348
Other assets – long-term	792	1,110
Total assets	$426,891	$447,329

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$9,961	$4,731
Accrued compensation	12,796	24,358
Operating lease liabilities	1,779	1,777
Other accrued and current liabilities	5,607	5,262
Total current liabilities	30,143	36,128
Noncurrent operating lease liabilities	11,103	11,533
Deferred tax liability	441	428
Other liabilities	55	90
Total liabilities	41,742	48,179
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized as of March 31, 2023 and December 31, 2022; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 26,686,201 and 26,553,681 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	27	27
Additional paid-in capital	575,367	560,409
Accumulated deficit	(190,109)	(160,905)
Accumulated other comprehensive loss	(136)	(381)
Total stockholders’ equity	385,149	399,150
Total liabilities and stockholders’ equity	$426,891	$447,329

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
NET REVENUES	$42,037	$26,852
OPERATING EXPENSES
Cost of sales (exclusive of amortization of acquired intangible assets)	10,182	5,944
Research and development	14,393	10,761
Selling, general and administrative	46,762	30,453
Amortization of acquired intangible assets	2,222	1,648
Change in fair value of contingent consideration	—	2,562
Total operating expenses, net	73,559	51,368
Operating loss	(31,522)	(24,516)
Interest income	2,336	30
Interest expense	(4)	(3)
Loss before income taxes	(29,190)	(24,489)
Income tax expense	14	134
Net loss	$(29,204)	$(24,623)

Loss per share, basic and diluted	$(1.10)	$(0.97)

Weighted-average shares outstanding, basic and diluted	26,607	25,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(29,204)	$(24,623)
Other comprehensive income:
Net unrealized gain on marketable investment securities	245	—
Comprehensive loss	$(28,959)	$(24,623)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2022	—	$—	25,378,520	$25	$505,482	$(93,767)	$—	$411,740
Stock-based compensation expense	—	—	—	—	8,419	—	—	8,419
Exercise of common stock options	—	—	62,102	—	399	—	—	399
Issuance of common stock from vested restricted stock units and payment of employees’ taxes	—	—	2,466	—	(56)	—	—	(56)
Issuance of common stock under the employee stock purchase plan	—	—	42,332	—	1,457	—	—	1,457
Net loss	—	—	—	—	—	(24,623)	—	(24,623)
BALANCE, MARCH 31, 2022	—	$—	25,485,420	$25	$515,701	$(118,390)	$—	$397,336

BALANCE, JANUARY 1, 2023	—	$—	26,553,681	$27	$560,409	$(160,905)	$(381)	$399,150
Stock-based compensation expense	—	—	—	—	13,525	—	—	13,525
Exercise of common stock options	—	—	30,495	—	95	—	—	95
Issuance of common stock from vested restricted stock units and payment of employees’ taxes	—	—	24,835	—	(314)	—	—	(314)
Issuance of common stock under the employee stock purchase plan	—	—	77,190	—	1,652	—	—	1,652
Net unrealized gain on marketable investment securities	—	—	—	—	—	—	245	245
Net loss	—	—	—	—	—	(29,204)	—	(29,204)
BALANCE, MARCH 31, 2023	—	$—	26,686,201	$27	$575,367	$(190,109)	$(136)	$385,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(29,204)	$(24,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,892	2,151
Stock-based compensation expense	13,525	8,419
Change in fair value of contingent consideration	—	2,562
Deferred income taxes	13	123
Accretion of discounts on marketable investment securities	(1,229)	—
Other	211	12
Change in operating assets and liabilities:
Accounts receivable	(4,383)	(2,725)
Prepaid expenses and other current assets	(654)	(357)
Inventory	(540)	(329)
Operating lease assets	331	222
Other assets	319	42
Accounts payable	3,896	187
Operating lease liabilities	(68)	(226)
Accrued compensation	(11,562)	(6,917)
Other accrued and current liabilities	1,014	29
Net cash used in operating activities	(25,439)	(21,430)

INVESTING ACTIVITIES
Purchases of property and equipment	(3,338)	(402)
Proceeds from sale of property and equipment	5	—
Purchases of marketable investment securities	(30,083)	—
Proceeds from maturities of marketable investment securities	50,000	—
Net cash provided by (used in) investing activities	16,584	(402)

FINANCING ACTIVITIES
Proceeds from exercise of common stock options	95	399
Payment of employees’ taxes on vested restricted stock units	(314)	(56)
Proceeds from contributions to the employee stock purchase plan	982	897
Repayment of principal portion of finance lease liabilities	(35)	(24)
Net cash provided by financing activities	728	1,216

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,127)	(20,616)
Beginning of period	122,948	329,633
End of period	$114,821	$309,017
DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued purchases of property and equipment	$2,730	$32
Deferred acquisition costs	$—	$1,026
Property and equipment acquired with tenant improvement allowance	$89	$—
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
We have a history of recurring net losses and negative cash flows and as of March 31, 2023, we had an accumulated deficit of $190.1 million. We believe our cash and cash equivalents of $114.8 million, marketable investment securities of $117.2 million as of March 31, 2023 and revenue from our test reports will be sufficient to meet our anticipated cash requirements through at least the 12-month period following the date that these unaudited condensed consolidated financial statements were issued.
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
Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheet as of March 31, 2023 and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss, the condensed consolidated statements of stockholders’ equity and the condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our consolidated financial position as of March 31, 2023 and the results of our consolidated operations and our consolidated cash flows for the three months ended March 31, 2023 and 2022. The financial data and other information disclosed in these notes related to the three months ended March 31, 2023 and 2022 are also unaudited. The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. The balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the unaudited interim consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K (the "2022 Form 10-K") for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2023.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates include revenue recognition, the valuation of stock-based compensation, assessing future tax exposure and the realizability of deferred tax assets, the useful lives and recoverability of long-lived assets, the goodwill impairment test, the valuation of acquired intangible assets and the valuation of contingent consideration and other contingent liabilities. We base these estimates on historical and anticipated results, trends, and various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and assumptions.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Cash and Cash Equivalents including Concentrations of Credit Risk
Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. Our cash equivalents consist of money market funds, which are not insured by the Federal Deposit Insurance Corporation (“FDIC”), that are primarily invested in short-term U.S. government obligations. Cash deposits at financial institutions may exceed the amount of insurance provided by the FDIC. Management believes that we are not exposed to significant credit risk on our cash deposits due to the financial position of the financial institutions in which deposits are held.
Marketable Investment Securities
All debt securities are recognized in accordance with Financial Accounting Standards Board (‘‘FASB’’) Accounting Standards Codification (‘‘ASC’’) Topic 320, Investments-Debt Securities (‘‘ASC 320’’). Management determines the appropriate classification of securities at the time of purchase and re-evaluates such determination at each balance sheet date. All debt securities are classified as available-for-sale and are recorded at fair value in accordance with ASC 320. We recognize the unrealized gains and losses related to changes in fair value as a separate component of accumulated other comprehensive loss within total stockholders’ equity, net of any related deferred income tax effects, on our condensed consolidated balance sheets. Premiums or discounts from par value are amortized to interest income over the life of the underlying investment. Realized gains and losses on available-for-sale securities are calculated at the individual security level and included in interest income in the condensed consolidated statements of operations. Impairments of available-for-sale debt securities, if any, are recorded in our unaudited condensed consolidated statements of operations. See Notes 5 and 10 for further details.
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
We accrue an allowance for credit losses against our accounts receivable based on management’s current estimate of amounts that will not be collected. Management’s estimates are typically based on historical loss information adjusted for current conditions. We generally do not perform evaluations of customers’ financial condition and generally do not require collateral. Historically, our credit losses have not been significant. The allowance for credit losses was zero as of March 31, 2023 and December 31, 2022. Adjustments for implicit price concessions attributable to variable consideration, as discussed below, are incorporated into the measurement of the accounts receivable balances and are not part of the allowance for credit losses.
Accrued Compensation
We accrue for liabilities under discretionary employee and executive bonus plans. Our estimated compensation liabilities are based on progress against corporate objectives approved by our board of directors, compensation levels of eligible individuals and target bonus percentage levels. Our board of directors reviews and evaluates the performance against these objectives and ultimately determines the actual achievement levels attained. We also accrue for liabilities under employee sales incentive bonus plans with accruals based on performance achieved to date compared to established targets. As of March 31, 2023 and December 31, 2022, we accrued approximately $5,858,000 and $18,209,000, respectively, for liabilities associated with these bonus plans. These amounts are classified as current or noncurrent accrued liabilities in the unaudited condensed consolidated balance sheets based on the expected timing of payment.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Stock-Based Compensation
Stock-based compensation expense for equity instruments issued to employees is measured based on the grant-date fair value of the awards. The fair value of employee stock options and offerings under the 2019 Employee Stock Purchase Plan (the “ESPP”) are estimated on the date of grant using the Black-Scholes option-pricing valuation model. For restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”), the fair value is equal to the closing price of our common stock on the date of grant. For awards with graded vesting and only service conditions, we recognize compensation costs on a straight-line basis over the requisite service period of the awards. For options and RSUs, the requisite service period is generally the awards’ vesting period (typically four years). PSUs vest upon the achievement of certain performance conditions and the provision of service with us through a specified period. Accruals of compensation cost for PSUs are based on the probable outcome of the performance conditions and are reassessed each reporting period. We recognize compensation cost for PSUs separately for each vesting tranche on a ratable basis over the requisite service period. The requisite service period for PSUs is based on an analysis of vesting requirements and performance conditions for the particular award. Certain employees are entitled to acceleration of vesting of a portion of their awards upon retirement, subject to age, years of service and notice requirements. In these cases, the requisite service period takes into consideration the employee’s retirement eligibility, and is reassessed at each reporting date. For the ESPP, the requisite service period is generally the period of time from the offering date to the purchase date. Forfeitures are accounted for as they occur.
Comprehensive Loss
Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss is made up of net loss plus net unrealized gain (loss) on marketable investment securities, which is our only other item of other comprehensive income (loss).
3. Revenue
All of our revenues from contracts with customers are associated with the provision of diagnostic and prognostic testing services. Our revenues are primarily attributable to our DecisionDx®-Melanoma test for cutaneous melanoma. We also provide a test for patients with cutaneous squamous cell carcinoma (“SCC”), DecisionDx®-SCC, a test for use in patients with suspicious pigmented lesions, MyPath® Melanoma, a test for uveal melanoma (“UM”), DecisionDx®-UM and a test for patients diagnosed with Barrett’s esophagus (“BE”), the TissueCypher® Barrett’s Esophagus Test. We also began offering a pharmacogenomics (“PGx”) testing service focused on mental health, IDgenetix®, following a business combination completed in April 2022. Information on the disaggregation of revenues is included below.
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
In the absence of Medicare coverage, contractually established reimbursements rates or other coverage, we have concluded that our contracts include variable consideration because the amounts paid by Medicare or commercial

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
health insurance carriers may be paid at less than our standard rates or not paid at all, with such differences considered implicit price concessions. Variable consideration attributable to these price concessions is measured at the expected value using the ‘‘most likely amount’’ method under ASC 606. The amounts are estimated using historical average collection rates by test type and payor category taking into consideration the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as the judgment and actions of third parties. Such variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. Variable consideration may be constrained and excluded from the transaction price in situations where there is no contractually agreed upon reimbursement coverage or in the absence of a predictable pattern and history of collectability with a payor. Accordingly, in such situations revenues are recognized on the basis of actual cash collections. Variable consideration for Medicare claims that are not covered by Medicare, including those claims undergoing appeal, is deemed to be fully constrained due to factors outside our influence (e.g., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. Included in revenues for the three months ended March 31, 2023 and 2022 were $1,336,000 of net negative revenue adjustments and $602,000 of net positive revenue adjustments, respectively, associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods. These amounts include (i) adjustments for actual collections versus estimated amounts and (ii) cash collections and the related recognition of revenue in current period for tests delivered in prior periods due to the release of the constraint on variable consideration.
Because our contracts with customers have an expected duration of one year or less, we have elected the practical expedient in ASC 606 to not disclose information about our remaining performance obligations. Any incremental costs to obtain contracts are recorded as selling, general and administrative expenses as incurred due to the short duration of our contracts. Contract balances consisted solely of accounts receivable (both current and noncurrent) as of March 31, 2023 and December 31, 2022.
Disaggregation of Revenues
The table below provides the disaggregation of revenue by type (in thousands):

	Three Months Ended March 31,
	2023	2022
Dermatologic(1)	$35,911	$24,339
Non-Dermatologic(2)	6,126	2,513
Total net revenues	$42,037	$26,852

(1)Consists of DecisionDx-Melanoma, DecisionDx-SCC and Diagnostic GEP offering.
(2)Consists of TissueCypher, DecisionDx-UM and IDgenetix.
Payor Concentration
We rely upon reimbursements from third-party government payors (primarily Medicare) and private-payor insurance companies to collect accounts receivable related to sales of our diagnostic and prognostic tests.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Our significant third-party payors and their related revenues as a percentage of total revenues and accounts receivable balances are as follows:

	Percentage of Revenues
	Three Months Ended March 31,		Percentage of Accounts Receivable (current) as of		Percentage of Accounts Receivable (noncurrent) as of
	2023	2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Medicare	49%	53%	23%	28%	*	*
Payor A	15%	10%	17%	14%	16%	16%
Payor B	*	*	*	*	10%	*

*    Less than 10%
There were no other third-party payors that individually accounted for more than 10% of our total revenue or accounts receivable for the periods shown in the table above.
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
The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in our calculation of diluted loss per share for the three months ended March 31, 2023 and 2022 because to do so would be antidilutive or, in the case of PSUs, the applicable performance conditions have not yet been met (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock options	3,389	3,541
RSUs and PSUs	3,420	1,140
ESPP	279	91
Total	7,088	4,772
In addition, in connection with the acquisition of AltheaDx, Inc. (“AltheaDx”), we may be required to issue shares of our common stock to satisfy the contingent consideration obligations, pending the outcome of certain commercial and regulatory milestones, as required by the definitive agreement to acquire AltheaDx. For purposes of calculating diluted loss per share, no such shares were assumed to have been issued because none of the applicable conditions have been met to date. See Note 10 for additional information.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
5. Marketable Investment Securities
The following tables present our available-for-sale debt securities (in thousands):

	March 31, 2023
	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
U.S. government securities	$117,370	$—	$(136)	$117,234
Total	$117,370	$—	$(136)	$117,234

	December 31, 2022
	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
U.S. government securities	$136,058	$—	$(381)	$135,677
Total	$136,058	$—	$(381)	$135,677
Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. We classify all investments as current assets, as these are readily available for use in current operations. The cost of securities sold is determined based on the specific identification method for purposes of recording gains and losses.
There were no realized gains or losses on sales of investments for the three months ended March 31, 2023 and 2022.
We evaluated our investment portfolio under the available-for-sale debt securities impairment model guidance and determined our investment portfolio is comprised of low-risk, investment grade securities. As of March 31, 2023, unrealized losses on our available-for-sale investments are not attributed to credit risk. We believe that an allowance for credit losses is unnecessary because the unrealized losses on certain of our marketable investment securities are due to market factors. No credit-related or noncredit-related impairment losses were recorded for the three months ended March 31, 2023 and 2022. The allowance for credit losses was zero as of March 31, 2023 and December 31, 2022.
As of March 31, 2023, all of our available-for-sale debt securities had contractual maturities of one year or less. Accrued interest receivable is included in prepaid expenses and other current assets in our unaudited condensed consolidated balance sheets. As of March 31, 2023 and December 31, 2022 the accrued interest receivable balance was immaterial.
Additional information relating to the fair value of marketable investment securities can be found in Note 10.
6. Acquisitions
AltheaDx, Inc.
On April 26, 2022, we completed the acquisition of 100% of the equity interests in AltheaDx which offers the IDgenetix test that focuses on mental health. We acquired AltheaDx for $30.5 million in cash and $17.1 million in common stock issued, for total consideration of $47.6 million. We have concluded that the transaction represents a business combination under ASC Topic 805, Business Combinations. The financial results of AltheaDx have been included in our unaudited condensed consolidated financial statements since the date of the acquisition. For further details refer to our consolidated financial statements included in our 2022 From 10-K filed with the SEC on February 28, 2023.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information for the three months ended March 31, 2022 combines our historical financial results and the results of AltheaDx, assuming that the companies were combined as of January 1, 2021, and includes adjustments for amortization expense from the acquired intangible assets and additional stock-based compensation expense. The following unaudited pro forma financial information (in thousands) is for informational purposes only and is not necessarily indicative of (i) the results of operations that would have been achieved if the acquisition had taken place as of January 1, 2021 or (ii) the results of operations that are expected in future periods:

Pro Forma Data
Three Months Ended March 31,
2022
Net revenues	$26,999
Net loss	$(27,883)
7. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Lab equipment(1)	$9,868	$9,721
Leasehold improvements	6,273	5,171
Computer equipment	3,565	4,336
Furniture and fixtures	1,779	1,660
Construction in progress	2,294	1,275
Total	23,779	22,163
Less accumulated depreciation(1)	(5,525)	(7,848)
Property and equipment, net	$18,254	$14,315

(1)    As of March 31, 2023 and December 31, 2022 includes lab equipment under finance lease of $369 thousand and $369 thousand, respectively and accumulated depreciation of $172 thousand and $137 thousand, respectively.
Depreciation expense was recorded in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of sales (exclusive of amortization of acquired intangible assets)	$295	$169
Selling, general and administrative	296	244
Research and development	79	90
Total	$670	$503
8. Goodwill and Other Intangible Assets, Net
Goodwill
The balance of our goodwill was $10.7 million as of March 31, 2023 and December 31, 2022. There were no accumulated impairments of goodwill as of March 31, 2023 or December 31, 2022.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Other Intangible Assets, Net
Our other intangible assets, net consist of the following (in thousands):

	March 31, 2023
	Gross carrying value	Accumulated amortization	Net	Weighted-Average Remaining Life (in years)
Developed technology	$125,317	$(12,297)	$113,020	12.8
Assembled workforce	563	(149)	414	3.8
Total other intangible assets, net	$125,880	$(12,446)	$113,434

	December 31, 2022
	Gross carrying value	Accumulated amortization	Net	Weighted-Average Remaining Life (in years)
Developed technology	$125,317	$(10,102)	$115,215	12.9
Assembled workforce	563	(122)	441	4.0
Total other intangible assets, net	$125,880	$(10,224)	$115,656
Amortization expense of intangible assets was $2.2 million and $1.6 million for the three months ended March 31, 2023 and 2022, respectively.
9. Other Accrued and Current Liabilities
Other accrued and current liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Clinical studies	$3,000	$1,822
Accrued service fees	1,992	2,125
ESPP contributions	230	900
Other	385	415
Total	$5,607	$5,262
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
Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The use of different assumptions and/or estimation methodologies may have a material effect on estimated fair values. Accordingly, the fair value estimates disclosed, or amounts recorded may not be indicative of the amount that we or holders of the instruments could realize in a current market exchange.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The table below provides information, by level within the fair value hierarchy, of our financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (in thousands):

	As of March 31, 2023
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds(1)	$94,280	$—	$—	$94,280
U.S. government securities(2)	$117,234	$—	$—	$117,234
Liabilities
Contingent consideration(3)	$—	$—	$—	$—

	As of December 31, 2022
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds(1)	$108,673	$—	$—	$108,673
U.S. government securities(2)	$135,677	$—	$—	$135,677
Liabilities
Contingent consideration(3)	$—	$—	$—	$—

(1)Classified as “Cash and cash equivalents” in the unaudited condensed consolidated balance sheets.
(2)Classified as “Marketable investment securities” in the unaudited condensed consolidated balance sheets.
(3)Current portion, if any, classified as “Other accrued and current liabilities” in the unaudited condensed consolidated balance sheets.
Contingent Consideration
In connection with our acquisition of Cernostics, Inc. (“Cernostics”) in December 2021, we recorded a liability for contingent consideration of up to $50.0 million that could have been payable based on the achievement of certain commercial milestones relating to the year ending December 31, 2022 (“Cernostics Earnout Payments”). At our sole discretion, we could have settled Cernostics Earnout Payments in cash or shares of our common stock, the aggregate of which could not have exceeded 5,034,653 shares. Any Cernostics Earnout Payments in shares of our common stock could have been based on the volume weighted-average price of our common stock for the 15 trading days ending December 30, 2022. There were no Cernostics Earnout Payments that became payable because the commercial milestones were not achieved during the earnout period and the final valuation of the contingent consideration was assessed to be zero as of December 31, 2022. In the first quarter of 2022 the fair value of the contingent consideration associated with our acquisition of Cernostics increased by $2.6 million with no similar activity in the first quarter of 2023.
In connection with our acquisition of AltheaDx, we agreed to pay contingent consideration of up to $75.0 million based on the achievement of certain commercial milestones relating to the 2022, 2023, and 2024 commercial milestones (“AltheaDx Earnout Payments”). The portion of the AltheaDx Earnout Payments associated with the commercial milestones for the year ended December 31, 2022 was not paid since the applicable commercial milestones were not met. This portion represented $35.0 million of the $75.0 million total potential payment obligation, exclusive of the catch-up payment in 2023 of $17.5 million which will become payable if all 2023 commercial milestones are fully met. Therefore, a potential payment obligation of up to $57.5 million with respect to

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
the remaining commercial milestones for 2023 and 2024 remains as of March 31, 2023. If the settlement of the remaining portion of the AltheaDx Earnout Payments would have occurred as of March 31, 2023, no amounts would have been due based on no achievement of the commercial milestones to date.
The contingent consideration was classified as a Level 3 fair value measurement due to the use of significant unobservable inputs and a Monte Carlo simulation to determine its fair value. The Monte Carlo simulation uses projections of the commercial milestones for the applicable period as well as the corresponding targets and approximate timing of payment based on the terms of the arrangement. The valuation of the AltheaDx contingent consideration was zero as of March 31, 2023 and December 31, 2022, and no gains or losses were recorded associated with changes in fair value during the three months ended March 31, 2023.
The contingent consideration liability is remeasured at fair value at each reporting period taking into account any updated assumptions or changes in circumstances. Any changes in the fair value are recorded as gains or losses in our unaudited condensed consolidated statement of operations.
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
12. Stock Incentive Plans and Stock-Based Compensation
Stock Incentive Plans
Effective January 1, 2023, an additional 1,327,684 shares became available under our 2019 Equity Incentive Plan (the “2019 Plan”) pursuant to an automatic annual increase. The 2019 Plan provides for automatic annual increases to the number of shares authorized for issuance, equal to 5% of our common shares outstanding as of the immediately preceding year end, through January 1, 2029. As of March 31, 2023, we have granted awards of 24,197 in excess of the number of shares authorized for issuance under the 2019 Plan.
On December 22, 2022, our board of directors approved the 2022 Inducement Plan (the “Inducement Plan”). Our Inducement Plan provides for the grant of RSU awards and other stock awards made as an inducement material to the grantee’s entering into employment with us to the extent such grantee was not previously an employee of ours or is entering into employment following a bona fide period of non-employment with us. As of March 31, 2023, there have been no awards granted under the 2022 Inducement Plan.
Stock Options
Stock option activity under our stock plans for the three months ended March 31, 2023 is set forth below:

		Weighted-Average
	Stock Options Outstanding	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2022	3,419,840	$35.11
Granted	91	$27.21
Exercised	(30,595)	$3.10
Forfeited/Cancelled	(39,167)	$47.11
Balance as of March 31, 2023	3,350,169	$35.26	7.2	$11,371

Exercisable at March 31, 2023	2,178,539	$30.99	6.8	$11,030

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
The following table summarizes our RSU activity for the three months ended March 31, 2023:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2022	3,477,922	$27.56
Granted	43,218	$27.02
Vested(1)	(36,992)	$40.90
Forfeited/Cancelled	(114,067)	$27.72
Balance as of March 31, 2023	3,370,081	$27.40

(1)The aggregate number of shares withheld upon vesting for employee tax obligations was 12,082 for the three months ended March 31, 2023.
Performance-Based Restricted Stock Units
PSUs represent the right to receive shares of our common stock contingent upon the achievement of certain financial performance measures. We issue new shares to satisfy PSUs upon vesting.
The following table summarizes our PSU activity for the three months ended March 31, 2023:

	Performance-Based Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2022	196,033	$23.23
Granted	—	$—
Vested	—	$—
Forfeited/Cancelled	—	$—
Balance as of March 31, 2023	196,033	$23.23
Retirement Policy
In January 2023, our Board approved a retirement policy (the “Retirement Policy”) that provides for acceleration of a portion of unvested awards that were granted to certain eligible employees upon meeting age, years of service and notice requirements. We considered the adoption of the Retirement Policy to be a modification of existing awards under ASC Topic 718, Compensation – Stock Compensation. The modification did not result in any incremental compensation cost. However, adoption of the policy resulted in a new estimate of the requisite service period for certain awards. In connection with the implementation of the Retirement Policy, we accelerated the recognition of compensation expense of $0.7 million during the three months ended March 31, 2023.
Employee Stock Purchase Plan
The ESPP provides for certain automatic increases in the number of shares of common stock reserved for issuance, which resulted in an additional 265,536 shares becoming available under the ESPP effective January 1, 2023. During the three months ended March 31, 2023, we issued 77,190 of common stock pursuant to scheduled purchases under the ESPP. As of March 31, 2023, 1,002,945 shares remained available for issuance under the ESPP.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Determining Fair Value - Summary of Assumptions
We use the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or any other measurement date. The following table sets forth the assumptions used to determine the fair value of stock options:

	Three Months Ended March 31,
	2023	2022
Average expected term (years)	5.8	6.1
Expected stock price volatility	68.34% - 76.01%	68.34% - 68.44%
Risk-free interest rate	1.54% - 4.21%	1.63% - 1.64%
Dividend yield	—%	—%
The following table sets forth assumptions used to determine the fair value of the purchase rights issued under the ESPP:

	Three Months Ended March 31,
	2023	2022
Average expected term (years)	1.3	1.3
Expected stock price volatility	72.80% - 82.61%	62.98% - 66.75%
Risk-free interest rate	4.77% - 5.07%	0.60% - 1.30%
Dividend yield	—%	—%
We use the closing price of our common stock on the date of grant to determine the fair value of RSUs and PSUs.
Stock-Based Compensation Expense
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of sales (exclusive of amortization of acquired intangible assets)	$1,272	$853
Research and development	2,587	1,828
Selling, general and administrative	9,666	5,738
Total stock-based compensation expense	$13,525	$8,419
For the three months ended March 31, 2023 and 2022, the weighted-average grant date fair value of stock options was $17.39 and $22.76 per option, respectively, and the weighted-average grant date fair value of the purchase rights granted under the ESPP was $11.00 and $19.91 per share, respectively. As of March 31, 2023, the total unrecognized stock-based compensation cost related to outstanding awards was $118,403,000, which is expected to be recognized over a weighted-average period of 2.8 years. The total unrecognized compensation cost will be adjusted for forfeitures in future periods as they occur.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto as of and for the years ended December 31, 2022 and 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, including the section entitled “Critical Accounting Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2023. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Castle,” “we,” “us” and “our” refer to Castle Biosciences, Inc.
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
Our Test Portfolio
We currently offer five proprietary multi-analyte assays with algorithmic analysis (“MAAA”) tests for use in the dermatologic, ocular and gastroenterology fields. We also offer a proprietary pharmacogenomics (“PGx”) test to guide optimal drug treatment for patients suffering from depression, anxiety and other mental health conditions following our acquisition of AltheaDx, Inc. (“AltheaDx”) in April 2022, as discussed below.
Currently, our revenue is primarily generated by our DecisionDx-Melanoma risk stratification test for cutaneous melanoma, our DecisionDx-SCC risk stratification test for cutaneous squamous cell carcinoma (“SCC”), our TissueCypher risk stratification test for Barrett’s esophagus (“BE”) and our DecisionDx-UM risk stratification test for uveal melanoma (“UM”).
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
Initially, we offered both our MyPath Melanoma test and our DiffDx-Melanoma test under an offering that we referred to as our Diagnostic GEP offering for use in patients with a melanocytic lesion and uncertainty related to the malignancy of the lesion. Of the two million suspicious pigmented lesions biopsied annually in the United States, we estimate approximately 300,000 of those present a difficult-to-diagnose melanocytic lesion, representing an estimated U.S. TAM of approximately $600 million associated with these two tests. We launched DiffDx-Melanoma in November 2020 and began to offer MyPath Melanoma following our acquisition of Myriad myPath, LLC (“Myriad MyPath Laboratory”) from Myriad Genetics, Inc. in 2021. Our internal data indicates that we have improved the technical performance of MyPath Melanoma such that it is now comparable to the technical performance of DiffDx-Melanoma. As such, following an internal assessment of the clinical value of offering both tests, we made the decision to suspend the clinical offering of DiffDx-Melanoma in February 2023.
Our Gastroenterology Test
The TissueCypher Barrett’s Esophagus Test is the world’s first precision medicine test designed to predict future development of high-grade dysplasia (“HGD”) and/or esophageal cancer in patients with non-dysplastic (“ND”), indefinite dysplasia (“IND”) or low-grade dysplasia (“LGD”) BE. We estimate approximately 415,000 patients annually undergo an endoscopic biopsy with a subsequent diagnosis of ND, IND or LGD BE, representing an estimated U.S. TAM of approximately $1 billion. We began offering the TissueCypher Barrett’s Esophagus Test following our acquisition of Cernostics, Inc. (“Cernostics”) in December 2021.
Our Uveal Melanoma Test
DecisionDx-UM is a proprietary, risk stratification GEP test that predicts the risk of metastasis for patients with UM. We believe DecisionDx-UM is the standard of care in the management of newly diagnosed UM in the majority of ocular oncology practices in the United States. We estimate approximately 2,000 patients in the United States are diagnosed annually with UM, representing an estimated U.S. TAM of approximately $10 million. We launched DecisionDx-UM in January 2010.
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
Commercial Expansion Efforts
In late April 2022, we acquired AltheaDx which has a commercial team covering approximately 20 outside sales territories. In September 2022, we added additional outside territories for our TissueCypher Barrett’s Esophagus Test and established a new commercial sales team dedicated to our Diagnostic GEP offering, with the current dermatologic commercial team shifting to focus primarily on DecisionDx-Melanoma and DecisionDx-SCC. We expect the new sales teams to be fully integrated into our commercial operations by the second quarter of 2023.
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

The Medicare rates discussed below are prior to giving effect to applicable sequestration in effect from time to time as described in further detail under “Government Regulation and Product Approval—Healthcare Reform” included in Item 1, Business, of our Annual Report on Form 10-K for the year ended December 31, 2022.
DecisionDx-Melanoma
LCD
Palmetto GBA MolDX (“Palmetto”), the Medicare Administrative Contractor (“MAC”) responsible for administering MolDX, the program that assesses molecular diagnostic technologies, issued a final expanded local coverage determination (“LCD”) for DecisionDx-Melanoma, effective November 22, 2020. With this expanded LCD and the accompanying billing and coding articles, we estimate that a significant majority of the DecisionDx-Melanoma tests performed for Medicare patients will meet the coverage criteria. Noridian Healthcare Solutions, LLC (“Noridian”), the MAC responsible for administering claims for laboratory services performed in Arizona, has adopted the same coverage policy as Palmetto and also issued an expanded final LCD for DecisionDx-Melanoma, effective December 6, 2020. More recently, Palmetto converted the DecisionDx-Melanoma test-specific LCD to a “foundational” LCD. This LCD was issued as final May 19, 2022 with Noridian issuing the same on June 16, 2022. The final LCDs did not result in any change in coverage.
ADLT
On May 17, 2019, Centers for Medicare & Medicaid Services (“CMS”) determined that DecisionDx-Melanoma meets the criteria for “new Advanced Diagnostic Laboratory Test (“ADLT”)” status. Beginning in 2022, the rate for DecisionDx-Melanoma is set annually based upon the median private payor rate for the first half of the second preceding calendar year. For example, the rate for 2023 was set using median private payor rate data from January 1, 2021 to June 30, 2021. Our rate for 2022 was $7,193 per test and continues to be $7,193 per test for 2023.
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
ADLT
On May 17, 2019, CMS determined that DecisionDx-UM meets the criteria for “existing advanced diagnostic laboratory test” status, also referred to as “existing ADLT” status. Our rate is set annually based upon the median private payor rate for the first half of the second preceding calendar year. For example, the rate for 2023 was set using median private payor rate data from January 1, 2021 to June 30, 2021. Our rate for 2022 was $7,776 per test and our rate for 2023 remains at $7,776 per test.
Diagnostic GEP Offering
MyPath Melanoma
MyPath Melanoma is currently covered under a MolDX LCD policy through Noridian that became effective in June 2019.
ADLT
MyPath Melanoma was approved as a new ADLT in September 2019. The rate for 2022 was $1,950 per test. Our 2023 rate is set at $1,755 per test, based on data submitted by the predecessor owner of the Myriad MyPath Laboratory relating to the first half of 2021. Rates for our MyPath Melanoma test continues to be set annually based upon the median private payor rate for the first half of the second preceding calendar year.
DiffDx-Melanoma
In early 2021, we submitted our technical assessment dossier for DiffDx-Melanoma. The dossier was accepted as complete in the first quarter of 2021. In June 2022, Palmetto and Noridian each posted a draft LCD that would provide coverage criteria for DiffDx-Melanoma, and each of the comment periods closed during the third quarter of 2022. We believe the LCD for DiffDx-Melanoma will be finalized near the end of the second quarter of 2023. However, there is no assurance that any draft or final LCD will match our expectations, be posted in a timeframe consistent with our historical experience or will be posted at all.

In the second quarter of 2022, we obtained a Proprietary Laboratory Analyses (“PLA”) code for DiffDx-Melanoma. DiffDx-Melanoma is going through CMS’s gapfill pricing process in 2023, which we expect to conclude in late 2023. The gapfill process consists of several steps throughout the calendar year. First, individual MACs develop gapfill rates and report them to CMS. Using this information, CMS then posts preliminary rates and commences a public comment period. After evaluating public comments, CMS posts updated rates and begins accepting requests to reconsider these rates, known as reconsideration requests. After CMS processes any reconsideration requests, the gapfill rates are considered final. In April 2023, CMS posted a preliminary determination of a gapfill rate for DiffDx-Melanoma of $1,950 per test, which is subject to a public comment period and any reconsideration requests. We cannot predict at this time what the final gapfill rate will be.
DecisionDx‑SCC
In the first quarter of 2022, we requested that Novitas Solutions (“Novitas”) conduct a medical review of our DecisionDx-SCC test. That review was completed towards the end of that quarter. In the second quarter of 2022, following the completion of a requested medical review and pricing of our DecisionDx-SCC test by Novitas, we obtained a PLA code and began receiving reimbursement from Novitas for DecisionDx-SCC at a rate of $3,873 per test.
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
In November 2022, CMS set our rate of reimbursement for DecisionDx-SCC at $3,873 per test. DecisionDx-SCC is going through CMS’s gapfill pricing process in 2023, which we expect to conclude in late 2023. The gapfill process consists of several steps throughout the calendar year, as discussed above. In April 2023, CMS posted a preliminary determination of a gapfill rate for DecisionDx-SCC of $3,159 per test, which is subject to a public comment period and any reconsideration requests. We expect our current rate of $3,873 per test to be maintained through the gapfill process and for the final gapfill rate to go into effect on January 1, 2024, although we cannot predict at this time what the final gapfill rate will be.
Separately, in the second quarter of 2020, we submitted our technical assessment dossier for DecisionDx-SCC to Palmetto and Noridian. The dossier was accepted as complete in the third quarter of 2020. To date, neither Palmetto nor Noridian has posted a draft LCD for DecisionDx-SCC.
TissueCypher
TissueCypher is processed in our Pittsburgh, Pennsylvania laboratory and falls under the Medicare jurisdiction managed by Novitas which previously reviewed TissueCypher. We receive payments for claims according to the published Clinical Laboratory Fee Schedule (“CLFS”) rate. For 2022, the published CLFS payment rate was $2,513 for the test.
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
IDgenetix
Our IDgenetix test was processed in our San Diego laboratory until the lab's closure in December 2022, at which time we began processing the test in our Arizona laboratory. As previously discussed, Noridian is the MAC responsible for administering claims for laboratory services performed in Arizona and California laboratories.
IDgenetix is currently covered under an LCD policy through MolDX and an accompanying billing and coding article through Noridian. The Medicare coverage includes depression and the following seven additional mental health conditions beyond major depressive disorder: schizophrenia, bipolar disorder, anxiety disorders, social phobia, obsessive-compulsive personality disorder, post-traumatic stress disorder and attention deficit hyperactivity disorder. The IDgenetix multi-gene panel is currently reimbursed by Medicare at approximately $1,500 per test. IDgenetix has historically been billed to Medicare using a multi-test unspecified Current Procedural Terminology (“CPT”) code along with the IDgenetix test-specific MolDX Z-code (the “IDgenetix Z-Code”). In February 2023,

MolDX notified us that as part of its annual CPT code updates IDgenetix should shift billing to a different multi-test generic gene sequencing CPT code and continue using the IDgenetix Z-Code beginning in March 2023. The New CPT Code is currently contractor priced at $917 while it goes through CMS’s gapfill pricing process in 2023. The New CPT Code does not describe all of the components of the IDgenetix test. We, therefore, do not believe the New CPT Code, in conjunction with the IDgenetix Z-Code, provides additional specificity and thus we believe the New CPT Code is not appropriate for IDgenetix.
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
The number of test reports delivered by us during the three months ended March 31, 2023 and 2022 and for the year ended December 31, 2022 are presented in the table below:

	Proprietary Dermatologic GEP Tests
	DecisionDx- Melanoma	DecisionDx-SCC	Diagnostic GEP offering (1)	Dermatologic Total	DecisionDx-UM	TissueCypher Barrett’s Esophagus Test	IDgenetix(2)	Grand Total
Q1 2023	7,583	2,411	980	10,974	409	1,383	2,150	14,916

Q1 2022	6,023	1,142	950	8,115	456	56	—	8,627
Q2 2022	7,125	1,344	955	9,424	431	352	827	11,034
Q3 2022	7,354	1,636	834	9,824	392	690	1,208	12,114
Q4 2022	7,301	1,845	822	9,968	432	1,030	1,214	12,644
For year ended December 31, 2022	27,803	5,967	3,561	37,331	1,711	2,128	3,249	44,419

(1)Includes MyPath Melanoma and DiffDx-Melanoma. We offered both MyPath Melanoma and DiffDx-Melanoma under our Diagnostic GEP offering until February 2023 when we suspended the offering of DiffDx-Melanoma, as discussed above.
(2)We began offering the IDgenetix test on April 26, 2022, following our acquisition of AltheaDx. Includes both single-gene and multi-gene tests.
For the three months ended March 31, 2023, we delivered 14,916 total test reports, an increase of 72.9% compared to 8,627 in the same period of 2022. Our dermatologic test report volume increased by 35.2% compared to the prior period in 2022 largely driven by continued growth from our DecisionDx-Melanoma and DecisionDx-SCC tests. Other tests (non-dermatologic) contributed to the overall total test reports increase from our TissueCypher and IDgenetix tests. For a discussion of how we recognize revenue derived from our tests, refer to “Net Revenues” under “Components of Results of Operations” below.
We continue to see new clinicians order our dermatologic tests for the first time. For the three months ended March 31, 2023 and 2022, we saw approximately 539 and 592, respectively, new ordering clinicians for our dermatologic tests. Total ordering clinicians for our dermatologic tests were approximately 4,525 and 3,629 for the three months ended March 31, 2023 and 2022, respectively.
For additional information on the metrics we disclose, refer to “Information About Certain Metrics” below.
In developing our DecisionDx-SCC and DiffDx-Melanoma tests, we believed that in addition to addressing significant unmet clinical needs, we would see opportunities for leverage, as many of the clinicians currently ordering DecisionDx-Melanoma would likely be the same clinicians who would find value in our DecisionDx-SCC test. For example, we found that for the three months ended March 31, 2023, approximately 56% of all clinicians ordering DecisionDx-SCC had also ordered our DecisionDx-Melanoma test during that same period.

Information About Certain Metrics
The following provides additional information about certain metrics we have disclosed in this Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Test Reports Delivered
Test reports delivered represents the number of completed test reports delivered by us during the reporting period indicated. The period in which a test report is delivered does not necessarily correspond with the period the related revenue, if any, is recognized, due to the timing and amount of adjustments for variable consideration under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). We use this metric to evaluate the growth in adoption of our tests and to measure against our internal performance objectives. We believe this metric is useful to investors in evaluating the volume of our business activity from period-to-period that may not be discernible from our reported revenues under ASC 606.
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
Other Events
Impact of Macroeconomic Conditions
Macroeconomic conditions, including uncertainties associated with the COVID-19 pandemic, the invasion of Ukraine by Russia, economic slowdowns, labor shortages, recessions or market corrections, supply chain disruptions, inflation and monetary policy shifts, bank failures or other disruptions in in the banking system or financing markets, rising interest rates and tightening of credit markets resulting from the conflict or other evolving macroeconomic developments, continue to have direct and indirect impacts on our business and could in the future materially impact our results of operations and financial condition. We continue to actively monitor the impact of these macroeconomic factors on our results of operations, financial condition and cash flows. The extent of the impact of these factors on our operational performance and financial condition, including our ability to execute our business strategies and initiatives in the expected timeframe, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business.
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
Factors Affecting Our Performance
We believe there are several important factors that have impacted, and that we expect will continue to impact, our operating performance and results of operations, including:
•Report volume. We believe that the number of reports we deliver to clinicians is an important indicator of the growth of adoption among the healthcare provider community. Our revenue and costs are affected by the volume of testing and mix of customers. Our performance depends on our ability to retain and broaden adoption with existing prescribing clinicians, as well as attract new clinicians. Our report volume could be negatively impacted by developments related to evolving macroeconomic developments, as discussed above.
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
We generate revenues from the sale of our products. Currently, our revenues are primarily derived from the sale of DecisionDx-Melanoma, DecisionDx-SCC, TissueCypher and DecisionDx-UM. We bill third-party payors and patients for the tests we perform.
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
Gross margin and gross margin percentage are key indicators we use to assess our business. See the table in “Results of Operations—Comparison of the three months ended March 31, 2023 and 2022” for details.
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
We expect to use a portion of our cash and cash equivalents and marketable investment securities to further support and accelerate our research and development activities, including two important studies that are underway to support our DecisionDx-Melanoma test. The first is the CONNECTION study, which is collecting long-term outcomes for up to 10,000 patients who have been tested with DecisionDx-Melanoma. The second is the DECIDE study, which is designed to determine the association of GEP test results with sentinel lymph node biopsy (“SLNB”) surgical decisions in patients eligible for SLNB as well as to track outcomes for patients who did and did not undergo SLNB. In February 2023, we announced the publication of data from the DECIDE study presenting DecisionDx-Melanoma test results influenced 85% of clinicians’ decisions regarding the SLNB surgical procedure. Additionally, use of the tests’ results within current guideline recommendations led to a significant reduction in SLNB procedures performed, demonstrating the clinical value of the test to guide risk-aligned patient care. Also, in 2021, we initiated our IDENTITY Study, a 4,800 patient, prospective, multi-center clinical study to develop, validate and bring to market a pipeline test aimed at predicting response to systemic therapy in patients with moderate to severe psoriasis, atopic dermatitis and related inflammatory skin conditions. As of March 31, 2023, we have 55 committed sites and 632 patients enrolled in our IDENTITY study.
We previously funded the PERSONALize study, which was evaluating the use of DecisionDx-Melanoma in patients eligible for adjuvant therapy. Other of our sponsored studies are designed to provide risk stratification analyses within various subgroups. These studies have shown statistically and clinically significant risk stratification separation. Based upon this currently available and anticipated future data, in the second quarter of 2022 we decided to close the PERSONALize study.
Selling, General and Administrative
Selling, general and administrative (“SG&A”) expenses include executive, selling and marketing, legal, finance and accounting, human resources and billing functions. These expenses consist of personnel costs (including salaries, bonuses, benefits and stock-based compensation expense), direct marketing expenses, audit and legal expenses, consulting costs, payor outreach programs and allocated overhead, including rent, information technology, equipment depreciation, and utilities. Other administrative and professional services expenses within SG&A are expected to increase with the scale of our business, but selling and marketing-related expenses are expected to increase significantly, consistent with our growth strategy.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets is primarily associated with developed technology obtained through acquisitions, such as our acquisitions of the Myriad MyPath Laboratory in May 2021, Cernostics in December 2021 and AltheaDx in April 2022.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration is associated with our acquisitions of Cernostics and AltheaDx and the related contingent consideration of up to $50.0 million and $75.0 million, respectively, payable based on the achievement of certain commercial milestones relating to the year ending December 31, 2022 in the case of Cernostics, and the years ending December 31, 2022, 2023 and 2024, in the case of AltheaDx. No amounts were paid relating to the year ended December 31, 2022 for Cernostics and AltheaDx since the applicable commercial milestones were not achieved. As of March 31, 2023 and December 31, 2022, our contingent consideration liability for AltheaDx was zero.
Interest Income
Interest income consists primarily of earnings on cash and cash equivalents, primarily money market funds, and marketable investment securities, primarily short-term U.S. government obligations.
Interest Expense
Interest expense is primarily attributable to finance leases.
Income Tax (Benefit) Expense
Our consolidated financial statements do not reflect any federal or state income tax benefits attributable to the pre-tax losses we have incurred, due to the uncertainty of realizing a benefit from those items. As of December 31, 2022, we had federal net operating loss (“NOL”) carryforwards of $207.2 million, of which $106.1 million will begin to expire in 2029 if not utilized to offset federal taxable income, and $101.1 million may be carried forward indefinitely. Also, as of December 31, 2022, we had state NOL carryforwards of $114.0 million, which begin to expire in 2028 if not utilized to offset state taxable income.

Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2023	2022
	(unaudited)
Net revenues	$42,037	$26,852	$15,185	56.6%
Operating expenses
Cost of sales (exclusive of amortization of acquired intangible assets)	10,182	5,944	4,238	71.3%
Research and development	14,393	10,761	3,632	33.8%
Selling, general and administrative	46,762	30,453	16,309	53.6%
Amortization of acquired intangible assets	2,222	1,648	574	34.8%
Change in fair value of contingent consideration	—	2,562	(2,562)	(100.0)%
Total operating expenses, net	73,559	51,368	22,191	43.2%
Operating loss	(31,522)	(24,516)	(7,006)	(28.6)%
Interest income	2,336	30	2,306	NM
Interest expense	(4)	(3)	(1)	(33.3)%
Loss before income taxes	(29,190)	(24,489)	(4,701)	(19.2)%
Income tax expense	14	134	(120)	(89.6)%
Net loss	$(29,204)	$(24,623)	$(4,581)	(18.6)%

NM = Not meaningful
The following table indicates the amount of stock-based compensation expense (non-cash) reflected in the line items above (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
	(unaudited)
Cost of sales (exclusive of amortization of acquired intangible assets)	$1,272	$853	$419
Research and development	2,587	1,828	759
Selling, general and administrative	9,666	5,738	3,928
Total stock-based compensation expense	$13,525	$8,419	$5,106
The following table provides a disaggregation of net revenues by type (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
	(unaudited)
Dermatologic(1)	$35,911	$24,339	$11,572
Non-Dermatologic(2)	6,126	2,513	3,613
Total net revenues	$42,037	$26,852	$15,185

(1)Consists of DecisionDx-Melanoma, DecisionDx-SCC and Diagnostic GEP offering.
(2)Consists of TissueCypher, DecisionDx-UM and IDgenetix.

The following table presents the calculation of gross margin (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022	Change
	(unaudited)
Net revenues	$42,037	$26,852	$15,185
Less: Cost of sales (exclusive of amortization of acquired intangible assets)	10,182	5,944	4,238
Less: Amortization of acquired intangible assets	2,222	1,648	574
Gross margin	$29,633	$19,260	$10,373
Gross margin percentage	70.5%	71.7%	(1.2)%
Net Revenues
Net revenues for the three months ended March 31, 2023 increased by $15.2 million, or 56.6%, to $42.0 million compared to the three months ended March 31, 2022, due to a $11.6 million increase in revenue from our dermatologic tests and a $3.6 million increase in revenue from our non-dermatologic tests.
The increase from our dermatologic tests was primarily due to a 25.9% increase in DecisionDx-Melanoma test report volumes, the effect of receiving Medicare coverage for DecisionDx-SCC beginning in the second quarter of 2022 and a 111.1% increase in DecisionDx-SCC test report volumes.
The increase in revenue from our non-dermatologic tests of $3.6 million was primarily attributable to increased TissueCypher test report volumes in the first quarter of 2023 compared to initial test report volumes in the first quarter of 2022, after we first began offering the test in December 2021, and the effect of the increase in the Medicare reimbursement rate. Also contributing to the increase in non-dermatologic revenues was our IDgenetix test, which we acquired with AltheaDx in April 2022.
The increases in total net revenues were partially offset by the effect of variations in revenue adjustments related to tests delivered in previous periods, associated with changes in estimated variable consideration, which were $1.3 million of net negative revenue adjustments for the three months ended March 31, 2023, compared to $0.6 million of net positive revenue adjustments for the three months ended March 31, 2022. These amounts include (i) adjustments for actual collections versus estimated amounts and (ii) cash collections and the related recognition of revenue in current period for tests delivered in prior periods due to the release of the constraint on variable consideration.
Cost of Sales (exclusive of amortization of acquired intangible assets)
Cost of sales (exclusive of amortization of acquired intangible assets) for the three months ended March 31, 2023 increased by $4.2 million, or 71.3%, compared to the three months ended March 31, 2022, primarily due to higher personnel costs and increased expenditures on supplies, third-party services and rent. Personnel costs increased primarily due to headcount associated with our increase in testing and volume, including headcount increases attributable to our acquisition of AltheaDx. The increased personnel costs also reflect higher salaries and wages for existing employees. Supply and service expenses have increased due to higher laboratory activity, which is attributable to higher test volumes. Due to the nature of our business, a significant portion of our cost of sales expenses represents fixed costs associated with our testing operations. Accordingly, our cost of sales expense will not necessarily increase or decrease commensurately with the change in net revenues from period to period. We expect our cost of sales expenses (exclusive of amortization of acquired intangible assets) to continue to increase in future periods as we hire additional laboratory personnel and related resources to support our expected growth in volume for our dermatologic, gastrointestinal, mental health and pipeline tests.
Gross Margin
Our gross margin percentage was 70.5% for the three months ended March 31, 2023, compared to 71.7% for the same period in 2022. The decrease was primarily due to higher personnel costs attributable to increases in laboratory headcount as well as higher rates of pay, higher amortization expense associated with our acquired intangible assets and variations in revenue adjustments related to tests delivered in previous periods.

Research and Development
Research and development expenses increased by $3.6 million, or 33.8%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Approximately 70.6% of the increase was attributable to higher personnel costs, primarily due to expansions in headcount in support of our growth, higher pay rates and higher stock-based compensation expense, and approximately 25.7% is attributable to higher costs for clinical studies, partially offset by decreases in advisory costs. We expect to continue to increase our research and development expenses as we fund ongoing evidence development related to our existing products as well as additional pipeline programs.
Selling, General and Administrative
The following table provides a breakdown of SG&A expenses (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
	(unaudited)
Sales and marketing	$29,945	$18,221	$11,724
General and administrative	16,817	12,232	4,585
Total selling, general and administrative expense	$46,762	$30,453	$16,309
Sales and marketing expenses increased by $11.7 million, or 64.3%, for the three months ended March 31, 2023, compared to three months ended March 31, 2022. Approximately $7.0 million, or 59.8%, of the increase is attributable to higher personnel costs including salaries, stock-based compensation and bonuses. Personnel costs have increased through the expansions of our dermatology-facing and non-dermatology-facing commercial teams and outside sales forces, including increases associated with our acquisition of AltheaDx in April 2022. In addition, higher personnel costs also reflect salary increases for members of our existing sales force. The remainder of the increase in sales and marketing expenses was primarily associated with travel, training events and conferences fees. The higher expenses for training events and travel reflect an increase in our sales and commercial operations related to our expanded headcount. Stock-based compensation expense included in sales and marketing was $4.9 million for the three months ended March 31, 2023, compared to $2.8 million for the three months ended March 31, 2022.
General and administrative expenses increased by $4.6 million, or 37.5%, for the three months ended March 31, 2023, compared to three months ended March 31, 2022. The increase is primarily attributable to $3.4 million in higher personnel costs including stock-based compensation, salaries, and bonuses. The higher personnel costs reflect expanded headcount in our administrative support functions, including that related to the acquisition of AltheaDx, as well as higher rates of salaries and wages. Stock-based compensation expense included in general and administrative expense was $4.7 million for the three months ended March 31, 2023, compared to $2.9 million for the three months ended March 31, 2022. The remainder of the increase in general and administrative expenses was primarily associated with general increases across various categories.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets increased by $0.6 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase is primarily associated with amortization of developed technology attributable to the acquisition of AltheaDx in April 2022.
Change in Fair Value of Contingent Consideration
In the first quarter of 2022 the fair value of the contingent consideration associated with our acquisition of Cernostics increased by $2.6 million with no similar activity in the first quarter of 2023.
Interest Income
Interest income increased by $2.3 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily as a result of higher interest rates and our purchases of marketable investment securities beginning in the third quarter of 2022.
Stock-Based Compensation Expense
Stock-based compensation expense, which is allocated among cost of sales, research and development expense and SG&A expense, totaled $13.5 million for the three months ended March 31, 2023, compared to $8.4 million for the three months ended March 31, 2022. The increase is primarily due to the effect of our annual grant of awards in December 2022. We expect material increases in stock-based compensation expense in future periods, attributable to both existing awards outstanding and anticipated additional grants to our current and future employees. As of March 31, 2023, we had 562 employees compared to 400 as of March 31, 2022. As of March 31, 2023, the total unrecognized stock-based compensation cost related to outstanding awards was $118.4 million, which is expected to be recognized over a weighted-average period of 2.8 years.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents, marketable investment securities and cash generated from the sale of our products. All of our marketable investment securities are considered investment grade, are readily available for use in current operations and have contractual maturities of one year or less. As of March 31, 2023 and December 31, 2022, we had marketable investment securities of $117.2 million and $135.7 million, respectively. As of March 31, 2023 and December 31, 2022, we had cash and cash equivalents of $114.8 million and $122.9 million, respectively.
Since becoming a public company, our liquidity has been primarily derived from the revenue generated from the sale of our products, proceeds from our initial public offering of common stock on July 29, 2019 (the “IPO”), follow-on public offerings of common stock in June 2020 and December 2020 and bank debt, which has since been repaid in full. We believe that our existing cash and cash equivalents, marketable investment securities and anticipated cash generated from sales of our products will be sufficient to fund our operations for at least the next 12 months and for the foreseeable future. However, we have based these estimates on assumptions that may prove to be wrong, and could result in us depleting our capital resources sooner than expected.
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
In April 2022, we acquired AltheaDx, for $30.5 million in cash and $17.1 million in shares of our common stock. We agreed to pay contingent consideration of up $75.0 million, 50% in cash and 50% in common stock, based on the achievement of certain commercial milestones relating to the years ending December 31, 2022, 2023 and 2024. The portion associated with the commercial milestones for the year ended December 31, 2022 was not paid since the applicable commercial milestones were not met. This portion represented $35.0 million of the $75.0 million total potential payment obligation, exclusive of a potential catch-up payment in 2023 of $17.5 million which will become payable if all 2023 commercial milestones are fully met. Therefore, a potential payment obligation of up to $57.5 million with respect to the remaining commercial milestones for 2023 and 2024 remains as of March 31, 2023. In each case, the number of shares of our common stock that may be issued in connection with the commercial milestone payments is subject to limitations, as discussed in Note 10 to the unaudited condensed consolidated financial statements. Our actual liability with respect to these commercial milestone payments from our acquisition will depend, in part, on our ability to successfully integrate IDgenetix (acquired from AltheaDx) into our suite of commercial product offerings and the timing thereof. See Note 6 of the unaudited condensed consolidated financial statements for additional information on recent acquisitions.
Since our inception, we have generally incurred significant losses and negative cash flows. For the year ended December 31, 2022 we had a net loss of $67.1 million and an accumulated deficit of $160.9 million as of December 31, 2022. For the three months ended March 31, 2023, we had a net loss of $29.2 million and an accumulated deficit of $190.1 million as of March 31, 2023. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful commercialization of our currently marketed products and the products we plan to launch in the future as well as our spending on research and development activities. We expect to incur additional expenses and losses in the future as we invest in the commercialization of our existing products and the development and commercialization of our current pipeline products and future product candidates. Further, we expect that any acquisitions of businesses, products, assets or technologies will also increase our expenses. We believe that our existing cash and cash equivalents, marketable investment securities and anticipated cash generated from the sale of our commercial products will be sufficient to fund our operations for at least the next 12 months and for the foreseeable future. We believe we will meet longer-term expected cash requirements and obligations through a combination of existing cash and cash equivalents, marketable investment securities and anticipated cash generated from sales of our products and issuances of equity securities or debt offerings. However, we have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. There are numerous risks and uncertainties associated with developing genomic tests, including, among others, the uncertainty of:
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
We do not currently have any committed external source of funds. In the event additional funding is required, we expect that we would use a combination of equity and debt financings, which may not be available to us when needed, on terms that we deem to be favorable or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. Any disruptions to, or volatility in, the credit and financial markets or any deterioration in overall economic conditions may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If we are unable to raise additional funds through debt or equity financing or other arrangements when needed, we may be required to delay, limit, reduce or terminate our product discovery and development activities or future commercialization efforts.
Leases
We have entered into various operating and finance leases, which are primarily associated with our laboratory facilities and office space.
Total undiscounted future minimum payment obligations under our operating leases and finance leases as of March 31, 2023 totaled approximately $23.1 million, of which $1.5 million is payable through the remainder of 2023 and $21.6 million is payable through the end of 2033. The leases expire on various dates through 2033 and provide certain options to renew for additional periods. On April 18, 2023, we amended an existing lease agreement to lease additional laboratory space in Phoenix, Arizona. Upon us occupying the additional laboratory space, we expect this lease to increase our undiscounted future minimum payment obligations by a total of approximately $1.7 million.
We expect our lease obligations may increase in the future as we expand our facilities, operations and headcount in support of the anticipated growth in our portfolio of commercial products and pipeline tests.

Cash Flows
The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Net cash used in operating activities	$(25,439)	$(21,430)
Net cash provided by (used in) investing activities	16,584	(402)
Net cash provided by financing activities	728	1,216
Net change in cash and cash equivalents	(8,127)	(20,616)
Cash and cash equivalents, beginning of period	122,948	329,633
Cash and cash equivalents, end of period	$114,821	$309,017
Operating Activities
Net cash used in operating activities was $25.4 million for the three months ended March 31, 2023, and was primarily attributable to the net loss of $29.2 million, decreases in accrued compensation of $11.6 million, increases in accounts receivable of $4.4 million, increases in accretion of discounts on marketable investment securities of $1.2 million and increases in prepaid expenses and other current assets of $0.7 million, partially offset by non-cash stock-based compensation expense of $13.5 million, change in accounts payable of $3.9 million, depreciation and amortization of $2.9 million and a change in other accrued and current liabilities of $1.0 million.
Net cash used in operating activities was $21.4 million for the three months ended March 31, 2022, and was primarily attributable to the net loss of $24.6 million, decreases in accrued compensation of $6.9 million and increases in accounts receivable of $2.7 million, partially offset by non-cash stock-based compensation expense of $8.4 million, change in fair value of contingent consideration of $2.6 million and depreciation and amortization of $2.2 million.
The $4.0 million additional net cash used in operating activities for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 is primarily due to cash requirements associated with the increases in operating expenses, the majority of which were attributable to salaries, bonuses and benefits due to our growth in headcount, as discussed in further detail under “Results of Operations—Comparison of the three months ended March 31, 2023 and 2022” above. The effect of the higher expenses on net cash used in operating activities was partially offset by cash inflows from the higher revenues. First quarter 2023 cash use reflects payout of employee annual cash bonuses as well as certain health care benefit payments totaling $17.7 million, that are not expected to recur during the remainder of 2023. In comparison, we paid $11.6 million during the same period in 2022 towards annual cash bonuses and certain health care benefits.
Investing Activities
Net cash provided by investing activities was $16.6 million for the three months ended March 31, 2023 and consisted primarily of the maturity of marketable investment securities of $50.0 million, partially offset by purchases of marketable investment securities of $30.1 million and purchases of property and equipment of $3.3 million. Net cash used in investing activities was $0.4 million for the three months ended March 31, 2022 and resulted from the purchases of property and equipment of $0.4 million.
Financing Activities
Net cash provided by financing activities was $0.7 million for the three months ended March 31, 2023, and consisted primarily of $1.0 million of proceeds from contributions to our 2019 Employee Stock Purchase Plan (the “ESPP”), $0.1 million of proceeds from exercise of common stock options, partially offset by the $0.3 million payment of employee taxes attributable to the vesting of Restricted Stock Units (“RSUs”).
Net cash provided by financing activities was $1.2 million for the three months ended March 31, 2022, and primarily consisted of $0.9 million in proceeds from contributions to the ESPP and $0.4 million in proceeds from the exercise of stock options.

Inflation
In 2021, the rate of inflation in the United States began to increase and then rose to levels not experienced in over 40 years, but began subsiding in the second half of 2022. We are experiencing inflationary pressures, primarily in increased personnel costs and price increases for certain lab supplies. We anticipate possible inflationary impacts on other cost areas in the future. The extent of any future impacts from inflation on our business and our results of operations will be dependent upon how long the elevated inflation levels persist and the extent to which the rate of inflation were to further increase, if at all, neither of which we are able to predict. If elevated levels of inflation were to persist or if the rate of inflation were to accelerate, the purchasing power of our cash and cash equivalents and marketable investment securities may be further diminished, our expenses could increase faster than anticipated and we may utilize our capital resources sooner than expected. Further, given the complexities of the reimbursement landscape in which we operate, our payors may be unwilling or unable to increase reimbursement rates to compensate for inflationary impacts. As such, the effects of inflation may adversely impact our results of operations, financial condition and cash flows.
Critical Accounting Estimates
During the three months ended March 31, 2023, except as noted below, there were no significant changes to the information discussed under “Critical Accounting Estimates” included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2022.
The following is an updated discussion of our critical accounting estimates related to the determination of the requisite service period with respect to stock-based compensation. This information should be read in conjunction with our other information on critical accounting estimates included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Stock-Based Compensation—Requisite Service Period
For awards with graded vesting and only service conditions, we recognize compensation costs on a straight-line basis over the requisite service period of the awards. For options and RSUs, the requisite service period is generally the awards’ vesting period (typically four years). Performance-based restricted stock units (“PSUs”) vest upon the achievement of certain performance conditions and the provision of service with us through a specified period. Accruals of compensation cost for PSUs are based on the probable outcome of the performance conditions and are reassessed each reporting period. We recognize compensation cost for PSUs separately for each vesting tranche on a ratable basis over the requisite service period. The requisite service period for PSUs is based on an analysis of vesting requirements and performance conditions for the particular award. Certain employees are entitled to acceleration of vesting of a portion of their awards upon retirement, subject to age, years of service and notice requirements. In these cases, the requisite service period takes into consideration the employee’s retirement eligibility, and is reassessed at each reporting date. For the ESPP, the requisite service period is generally the period of time from the offering date to the purchase date.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As a smaller reporting company, we are not required to provide the information required by this Item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to our Business
•Our revenue currently depends primarily on sales of DecisionDx-Melanoma and our other dermatologic tests, and we will need to generate sufficient revenue from this and other products to grow our business.
•Unfavorable U.S. and global economic conditions could adversely affect our business, financial condition, results of operations or cash flows.
•The failure of financial institutions or transactional counterparties could adversely affect our current and projected business operations, financial condition, results of operations or cash flows.
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
•We conduct business in a heavily regulated industry, and failure to comply with federal, state and foreign laboratory licensing requirements including those established by CMS and the applicable requirements of the U.S. Food and Drug Administration (“FDA”) or any other regulatory authority, could cause us to lose the ability to perform our tests, experience disruptions to our business, or become subject to administrative or judicial sanctions.
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
•Our employees, clinical investigators, consultants, speakers, vendors and any current or potential commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.
•We have engaged in, and may continue to engage in, strategic transactions, such as the acquisition of businesses, assets, products or technologies, which could be disruptive to our existing operations, divert the attention of our management team and adversely impact our liquidity, cash flows, financial condition and results of operations.
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

Risk Factors
You should consider carefully the risks described below, as well as the other information in this Quarterly Report on Form 10‑Q, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the factors described as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) are new or contain changes to the similarly titled risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2022. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
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
Due to how we recognize revenue, our quarterly and annual revenues may not reflect our underlying business.*
We have concluded that our contracts include variable consideration because the amounts paid by Medicare or commercial health insurance carriers may be paid at less than our standard rates or not paid at all, with such differences considered implicit price concessions. Variable consideration attributable to these price concessions is measured at the expected value using the ‘‘most likely amount’’ method under ASC 606. The amounts are estimated using historical average collection rates by test type and payor category taking into consideration the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as the judgment and actions of third parties. Determining variable consideration through a consideration of these factors involves a significant level of estimation uncertainty, and our estimations may turn out to be incorrect. Such variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. Variable consideration may be constrained and excluded from the transaction price in situations where there is no contractually agreed upon reimbursement coverage or in the absence of a predictable pattern and history of collectability with a payor. Variable consideration for Medicare claims for which there are no existing positive coverage decisions, including those claims undergoing appeal, is deemed to be fully constrained due to factors outside our influence (e.g., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. As a result of the timing and amount of adjustments for variable consideration, our operating results and comparisons of such results on a period-to-period basis may be difficult to understand and may not be meaningful. In addition, these fluctuations in revenue may make it difficult for us, for research analysts and for investors to accurately forecast our revenue and operating results. If our revenue or operating results fall below expectations, the price of our common stock would likely decline.
We have incurred significant losses since inception, and we may never achieve profitability.*
Since our inception, we have had a history of net losses. For the year ended December 31, 2022, we had a net loss of $67.1 million and as of December 31, 2022, we had an accumulated deficit of $160.9 million. For the three months ended March 31, 2023, we had a net loss of $29.2 million and as of March 31, 2023, we had an accumulated deficit of $190.1 million. We cannot predict if we will achieve profitability in the near future or at all. We expect to incur losses in the future as we plan to invest significant additional funds toward the expansion of our commercial organization, the conduct of clinical utility and validity studies to support adoption of our products and the development or acquisition of additional products. We also expect significant increases in our stock-based compensation expense in future periods due to additional awards outstanding, attributable to increased headcount. Additionally, our performance could be affected by the impacts of the COVID-19 pandemic, the invasion of Ukraine by Russia, economic slowdowns, labor shortages, recessions or market corrections, supply chain disruptions, inflation and monetary policy shifts, bank failures or other disruptions in in the banking system or financing markets, rising interest rates and tightening of credit markets resulting from the conflict or other evolving macroeconomic developments. Due to the requirements associated with being a public company, including those associated with no longer qualifying as an emerging growth company, we expect to continue incurring significant additional legal, accounting and other expenses. We also expect that any acquisitions of businesses, assets, products or technologies will increase our expenses. These increased expenses will make it harder for us to achieve future profitability or generate positive cash flows. We may also incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Quarterly Report on Form 10‑Q, adoption of our products, coverage of and reimbursement rates for our products from third-party payors, and future research and development activities. Our failure to achieve profitability in the future could cause the market price of our common stock to decline and make it more difficult or costly for us to raise additional capital.
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
Accounting principles generally accepted in the United States of America (“U.S. GAAP”) is subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.
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
•the effects on our operations of general political and economic conditions and evolving macroeconomic developments, including the COVID-19 pandemic, the invasion of Ukraine by Russia, economic slowdowns, labor shortages, recessions or market corrections, supply chain disruptions, inflation and monetary policy shifts, bank failures or other disruptions in in the banking system or financing markets, rising interest rates and tightening of credit markets resulting from the conflict or other evolving macroeconomic developments; and
•the effect of competing technological and market developments.
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
Risks Related to Our Business
Our revenue currently depends primarily on sales of DecisionDx-Melanoma, and we will need to generate sufficient revenue from this and other products to grow our business.*
Our revenue in 2022 and 2021 was primarily derived from the sale of our lead product, DecisionDx-Melanoma. While we also derive revenue from our other tests, we expect that the majority of our revenue for at least the next several years will be derived from sales of DecisionDx-Melanoma as well as our other dermatologic tests.
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
Unfavorable U.S. and global economic conditions could adversely affect our business, financial condition, results of operations or cash flows.*
Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse macroeconomic developments. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including the COVID-19 pandemic, the invasion of Ukraine by Russia, economic slowdowns, labor shortages, recessions or market corrections, supply chain disruptions, inflation and monetary policy shifts, bank failures or other disruptions in in the banking system or financing markets, rising interest rates and tightening of credit markets resulting from the conflict or other evolving macroeconomic developments, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our collaborators, our manufacturers and our suppliers operate.
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
Additionally, financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. In response to the invasion, the United States, United Kingdom (“UK”) and European Union (“EU”), along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability and/or supply chain continuity in both Europe and globally, and has introduced significant uncertainty into global markets. In particular, the Russia-Ukraine conflict has contributed to rapidly rising costs of living (driven largely by higher energy prices) in Europe and other advanced economies. Further, a weak or declining economy could strain our suppliers, manufacturers and collaborators, possibly resulting in additional supply disruption for our product candidates. As a result, our business and results of operations may be adversely affected by the ongoing conflict between Ukraine and Russia, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict. If economic conditions in Europe and other key markets for our business and the business of our suppliers, manufacturers and collaborators remain uncertain or deteriorate further, including as a result of the COVID-19 pandemic or otherwise, we could experience adverse effects on our business, financial condition, results of operations or cash flows.
The failure of financial institutions or transactional counterparties could adversely affect our current and projected business operations, financial condition, results of operations or cash flows.*
The recent closures of Silicon Valley Bank (“SVB”), Signature Bank and First Republic Bank have resulted in broader financial institution liquidity risk and concerns. Although we held a small portion of our cash and cash equivalents at SVB as of March 31, 2023, and have not experienced an adverse impact to our liquidity or to our current and projected business operations, financial condition, results of operations or cash flows, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages that could materially harm our business and financial condition. In this regard, we continue to maintain our cash at SVB and other banks, often in balances that exceed the current Federal Deposit Insurance Corporation (“FDIC”) insurance limits, and the failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or delay our ability to access such funds or collect receivables. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event we have a commercial relationship with a bank that has failed or is otherwise distressed, we may experience delays or other issues in meeting our financial obligations. If other banks and financial institutions fail or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash, cash equivalents and investments, including transferring funds, making payments or receiving funds may be threatened and our ability to raise additional capital could be substantially impaired, any of which could materially and adversely affect our business and financial condition. In any event, if the financial market disruptions and economic slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could negatively affect our financial condition and our ability to pursue our business strategy.
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
Under legislation enacted (or that may be enacted) by the United States federal government in response to public health crises or pandemics, we could receive cash payments or other forms of assistance allocated to healthcare and other companies, the receipt of which could generate negative publicity, harm our reputation, trigger a review or audit by applicable government agencies and/or adversely impact our stock price. For example, during the COVID-19 pandemic we received $1.9 million of government payments in the form of provider relief funds from the U.S. Department of Health and Human Services (“HHS”). Although we do not believe the receipt of these funds was perceived negatively by the public, we can provide no assurance regarding future public reactions to similar events. Further, the terms and conditions of such payments or other assistance may be subject to restrictive terms and conditions, which may be ambiguous or subject to further modification, interpretation and guidance issued by governments on an ongoing basis. In the event we fail to comply with any of the terms or conditions associated with a payment we receive or if the terms and conditions or related interpretations change, we may be required to return it.
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
If one or more of our primary clinical laboratory facilities becomes damaged or inoperable or we are required to vacate our existing facility, our ability to conduct our laboratory analysis and pursue our research and development efforts may be jeopardized.*
We currently perform our testing and store our database of tumor samples at both our Phoenix, Arizona and Pittsburgh, Pennsylvania clinical laboratory facilities. Our facilities and equipment could be harmed or rendered inoperable by natural or man-made disasters, including war, fire, earthquake, power loss, communications failure, terrorism, burglary, public health crises (including restrictions that may be imposed on businesses by state and local governments under stay-at-home or similar orders and mandates) or other events, which may make it difficult or impossible for us to perform our testing services for some period of time or to receive and store samples. The inability to perform tests or to reduce the backlog of sample analysis that could develop if our facilities become inoperable, for even a short period of time, may result in the loss of revenue, loss of customers or harm to our reputation, and we may be unable to regain that revenue, those customers or repair our reputation in the future. Furthermore, integral parties in our supply chain are operating from single sites, increasing their vulnerability to natural disasters and man-made disasters or other sudden, unforeseen and severe adverse events.
In addition, the loss of our tissue samples due to such events could limit or prevent our ability to conduct research and development analysis on existing tests as well as tests in active pipeline development.
While we have a business continuity plan in place, and intentionally built out two clinical laboratories in adjacent buildings in Phoenix, Arizona to not only support our growth but to provide certain operational redundancy, our facilities and the equipment we use to perform our testing and research and development could be unavailable or costly and time-consuming to repair or replace. It would be difficult, time-consuming and expensive to rebuild our facilities, to locate and qualify a new facility, replace certain pieces of equipment or license or transfer our proprietary technology to a third-party, particularly in light of licensure and accreditation requirements. Even in the unlikely event that we are able to find a third party with such qualifications to enable us to resume our operations, we may be unable to negotiate commercially reasonable terms.
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
Palmetto GBA MolDX, the MAC responsible for administering MolDX, the program that assesses molecular diagnostic technologies, issued a final LCD for DecisionDx-Melanoma, which became effective on December 3, 2018, and issued a final expanded local coverage LCD for DecisionDx-Melanoma, effective November 22, 2020. Noridian, the MAC responsible for administering claims for laboratory services performed in Arizona, has adopted the same coverage policy as Palmetto and also issued an expanded final LCD for DecisionDx-Melanoma, effective December 6, 2020. More recently, Palmetto converted the DecisionDx-Melanoma test-specific LCD to a “foundational” LCD. This LCD was issued as final May 19, 2022 with Noridian issuing the same on June 16, 2022. The final LCDs did not result in any change in coverage.
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
Under Medicare, payment for products like ours is generally made under the CLFS with payment amounts assigned to specific procedure billing codes. Medicare reimbursement rates for our tests are subject to change and may decrease from those currently in effect. For example, in February 2023, MolDX notified us that as part of its annual CPT code updates IDgenetix should shift billing to a different multi-test generic gene sequencing CPT code and continue using the IDgenetix Z-Code beginning in March 2023. The New CPT Code is currently contractor priced at $917 while it goes through CMS’s gapfill pricing process in 2023. Prior to shifting to the New CPT Code, IDgenetix was reimbursed by Medicare at approximately $1,500 per test. The New CPT Code does not describe all of the components of the IDgenetix test. We, therefore, do not believe the New CPT Code, in conjunction with the IDgenetix Z-Code, provides additional specificity and thus we believe the New CPT Code is not appropriate for IDgenetix.
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
In early 2021, we submitted our technical assessment dossier for DiffDx-Melanoma. The dossier was accepted as complete in the first quarter of 2021. In June 2022, Palmetto and Noridian each posted a draft LCD that would provide coverage criteria for DiffDx-Melanoma, and each of the comment periods closed during the third quarter of

2022. We believe the LCD for DiffDx-Melanoma will be finalized near the end of the second quarter of 2023. However, there is no assurance that any draft or final LCD will match our expectations, be posted in a timeframe consistent with our historical experience or will be posted at all.
In the second quarter of 2022, we obtained a Proprietary Laboratory Analyses (“PLA”) code for DiffDx-Melanoma. DiffDx-Melanoma is going through CMS’s gapfill pricing process in 2023, which we expect to conclude in late 2023. The gapfill process consists of several steps throughout the calendar year. First, individual MACs develop gapfill rates and report them to CMS. Using this information, CMS then posts preliminary rates and commences a public comment period. After evaluating public comments, CMS posts updated rates and begins accepting requests to reconsider these rates, known as reconsideration requests. After CMS processes any reconsideration requests, the gapfill rates are considered final. In April 2023, CMS posted a preliminary determination of a gapfill rate for DiffDx-Melanoma of $1,950 per test, which is subject to a public comment period and any reconsideration requests. We cannot predict at this time what the final gapfill rate will be.
In the first quarter of 2022, we requested that Novitas conduct a medical review of our DecisionDx-SCC test. That review was completed towards the end of that quarter. In the second quarter of 2022, following the completion of a requested medical review and pricing of our DecisionDx-SCC test by Novitas, we obtained a PLA code and began receiving reimbursement from Novitas for DecisionDx-SCC at a rate of $3,873 per test.
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
In November 2022, CMS set our rate of reimbursement for DecisionDx-SCC at $3,873 per test. DecisionDx-SCC is going through CMS’s gapfill pricing process in 2023, which we expect to conclude in late 2023. The gapfill process consists of several steps throughout the calendar year, as discussed above. In April 2023, CMS posted a preliminary determination of a gapfill rate for DecisionDx-SCC of $3,159 per test, which is subject to a public comment period and any reconsideration requests. We expect our current rate of $3,873 per test to be maintained through the gapfill process and for the final gapfill rate to go into effect on January 1, 2024, although we cannot predict at this time what the final gapfill rate will be.
Separately, in the second quarter of 2020, we submitted our technical assessment dossier for DecisionDx-SCC to Palmetto and Noridian. The dossier was accepted as complete in the third quarter of 2020. To date, neither Palmetto nor Noridian has posted a draft LCD for DecisionDx-SCC.
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
The College of American Pathologists (“CAP”) maintains a clinical laboratory accreditation program. While not required for the operation of a CLIA-certified laboratory, many private insurers require CAP accreditation as a condition to contracting with clinical laboratories to cover their tests. In addition, some countries outside the United States require CAP accreditation as a condition to permitting clinical laboratories to test samples taken from their citizens. CAP accredited laboratories are surveyed for compliance with CAP standards every two years in order to maintain accreditation. Failure to maintain CAP accreditation could have a material adverse effect on the sales of our products and the results of our operations. Therefore, to maintain our CLIA accreditation, we have elected to be subject to survey and inspection every two years by CAP. Moreover, CLIA inspectors may make random inspections of our laboratory from time to time.

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
Since 2016, there have been efforts to repeal all or part of the ACA, and the previous administration and the U.S. Congress have taken action to roll back certain provisions of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, there have been a number of health reform measures by the Biden administration that have impacted the ACA. For example, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any additional healthcare reform measures of the Biden administration will impact the ACA and our business.
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
In the ordinary course of our business, we collect, store, use, transmit, disclose, or otherwise process (“Process”) confidential, proprietary, and sensitive data, including protected health information (“PHI”), personal information, credit card and other financial information, intellectual property and proprietary business information owned or controlled by ourselves or our customers, payors and other parties. Our data processing activities may subject us to numerous data privacy and security obligations, such as laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts and other obligations that govern the Processing of personal information by us and on our behalf.
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
In addition, privacy advocates and industry groups have proposed, and may in the future propose, standards with which we are legally or contractually bound to comply. In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. For example, we are subject to the Payment Card Industry Data Security Standard (“PCI DSS”). The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses. We rely on vendors to process payment card data, and those vendors may be subject to PCI DSS, and our business may be negatively affected if our vendors are fined or suffer other consequences as a result of PCI DSS noncompliance.
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
Intellectual property rights that have been in-licensed pursuant to the License Agreement with The Washington University in St. Louis, Missouri (“WUSTL”) have been generated through the use of U.S. government funding, and are therefore subject to certain federal regulations. As a result, the United States federal government may retain certain rights to intellectual property embodied in our current or future product candidates under the Bayh-Dole Act. These federal government rights include a ‘‘nonexclusive, nontransferable, irrevocable, paid-up license’’ to use inventions for any governmental purpose. The Bayh-Dole Act also provides federal agencies with ‘‘march-in rights.’’ March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a ‘‘nonexclusive, partially exclusive, or exclusive license’’ to a ‘‘responsible applicant or applicants’’ if it determines that (1) adequate steps have not been taken to commercialize the invention, (2) government action is necessary to meet public health or safety needs or (3) government action is necessary to meet requirements for public use under federal regulations. If the patent owner refuses to do so, the government may grant the license itself.
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
With respect to equity compensation, as of March 31, 2023, we have granted awards in excess of the number of shares authorized for issuance under our 2019 Equity Incentive Plan (the “2019 Plan”). Although the 2019 Plan provides for automatic increases in the number of shares authorized for issuance annually through January 1, 2029, there can be no assurances that these increases will be adequate to support our requirements for future equity awards or that we will be able to obtain approval from our stockholders in the future should we require authorization for the issuance of additional shares. In December 2022, our board of directors adopted a separate equity plan, the 2022 Inducement Plan (the “Inducement Plan”), to be used exclusively for grants of awards as an inducement material to new employees entering into employment with us. However, the Inducement Plan cannot be used to grant ongoing equity awards to existing employees. If we are unable to provide adequate or competitive equity compensation, we may have to adjust other elements of our compensation packages and may encounter difficulties attracting and retaining personnel.
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
•incurrence of substantial debt or dilutive issuances of equity securities, the assumption of additional liabilities, exposure to unknown liabilities and being subject to disputes with former owners of acquired businesses;
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
As of December 31, 2022, we had federal net operating loss NOL carryforwards of approximately $207.2 million, of which $106.1 million will begin to expire in 2029 if not utilized to offset taxable income, and $101.1 million may be carried forward indefinitely. Also, as of December 31, 2022, we had state NOL carryforwards of $114.0 million, which begin to expire in 2028 if not utilized to offset state taxable income.
Under the legislation known as the Tax Cuts and Jobs Act of 2017 (“TCJA”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), federal NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOL carryforwards is limited to 80% of taxable income.
In addition, under Sections 382 and 383 of the Internal Revenue Code, and corresponding provisions of state law, if a corporation undergoes an ‘‘ownership change’’ (which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. For example, with respect to the NOLs we obtained in our acquisitions of Cernostics and AltheaDx, $36,347,000 of NOLs are expected to expire unused as a result of Section 382 limitations. We have experienced ownership changes in the past and we may also experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our NOL carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.*
In the ordinary course of business, we and the third parties upon which we rely (such as contractors and consultants) Process proprietary, confidential, and sensitive information (including but not limited to intellectual property, proprietary business information and personal information).
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
Any of the previously identified or similar threats could cause a disruption or security incident, which could result in unauthorized, unlawful, or accidental loss of, damage to, modification of, destruction of, alteration of, encryption of, disclosure of, access to, or acquisition of our information and could interrupt our ability to provide our services. While we have not experienced any such system failure, accident or material security incident to date, we cannot assure you that our data protection efforts and our investment in information technology have or will prevent security incidents. We take steps to detect and remediate vulnerabilities but may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents, including affected individuals, the Secretary of the HHS, states Attorneys General and others. Such disclosures are costly, and the disclosures or failure to comply could lead to adverse consequences.
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
Our business could be adversely impacted by inflation.*
In 2021, the rate of inflation in the United States began to increase and then rose to levels not experienced in over 40 years, but began subsiding in the second half of 2022. We are experiencing inflationary pressures, primarily in increased personnel costs and price increases for certain lab supplies. We anticipate possible inflationary impacts on other cost areas in the future. The extent of any future impacts from inflation on our business and our results of operations will be dependent upon how long the elevated inflation levels persist and the extent to which the rate of inflation were to further increase, if at all, neither of which we are able to predict. If elevated levels of inflation were to persist or if the rate of inflation were to accelerate, the purchasing power of our cash and cash equivalents and marketable investment securities may be further diminished, our expenses could increase faster than anticipated and we may utilize our capital resources sooner than expected. Further, given the complexities of the reimbursement landscape in which we operate, our payors may be unwilling or unable to increase reimbursement rates to compensate for inflationary impacts. As such, the effects of inflation may adversely impact our results of operations, financial condition and cash flows.
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
We have and may continue to enter into related party transactions that create conflicts of interest, or the appearance of conflicts of interest, which may harm our business and cause our stock price to decline.*
We have entered into related party transactions that create conflicts of interest between our interests and the interests of our directors and executive officers. For example, we employ three children and a brother-in-law of Derek J. Maetzold, our President and Chief Executive Officer, three children and a son-in-law of Kristen M. Oelschlager, our Chief Operating Officer, and the son of Tobin W. Juvenal, our Chief Commercial Officer, in each case in non-officer positions. Additionally, Derek J. Maetzold and Daniel M. Bradbury, the chair of our board of directors, each served on the board of directors of AltheaDx, a commercial-stage molecular diagnostics company that we acquired in April 2022. Further, each of the following individuals was a direct or indirect beneficial owner of AltheaDx securities and received consideration in the transaction: Mr. Bradbury; Mr. Maetzold; Thomas Sullivan, John Maetzold and Peter Maetzold, immediate family members of Mr. Maetzold; Frank Stokes, our Chief Financial Officer; Tobin Juvenal, our Chief Commercial Officer; Kristen Oelschlager, our Chief Operating Officer; and Joshua Albers and Allysa Topel, immediate family members of Ms. Oelschlager.
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
The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.*
Based upon shares outstanding as of March 31, 2023, our executive officers, directors and the known holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 32% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Use of Proceeds from IPO of Common Stock
On July 29, 2019, we completed our IPO, pursuant to which we issued and sold 4,600,000 shares of our common stock, including 600,000 shares associated with the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $16.00 per share.
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
Since the effective date of our registration statement through March 31, 2023, we have not used any of the net proceeds from the IPO. Pending such uses, we have invested, and plan to continue to invest, the balance of the net proceeds from the IPO in cash and cash equivalent securities or highly liquid investment securities.
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

10.1†
Non-Employee Director Compensation Policy, as amended effective January 31, 2023, incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 28, 2023.

10.2†
Castle Biosciences, Inc. Retirement Policy Approved January 13, 2023, incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 28, 2023.

10.3
Third Amendment to Standard Office Lease, dated February 9, 2023, by and between the Registrant and Alturas Siete II, LLC, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 28, 2023.

10.4*	Fourth Amendment to Standard Office Lease, dated April 18, 2023, by and between the Registrant and Alturas Siete II, LLC.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).
_____________________________________
*    Filed herewith
**    Furnished herewith.
#    Certain schedules or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request; provided, however, that we may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule or exhibit so furnished.
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

CASTLE BIOSCIENCES, INC.

Date:	May 3, 2023	By:	/s/ Derek J. Maetzold
Derek J. Maetzold President and Chief Executive Officer (Principal Executive Officer)

Date:	May 3, 2023	By:	/s/ Frank Stokes
Frank Stokes Chief Financial Officer (Principal Financial and Accounting Officer)