Form 10-Q
period 2023-09-30
CASTLE BIOSCIENCES INC
filed 2023-11-02
CIK 1447362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of October 26, 2023, there were 26,910,548 shares of common stock, $0.001 par value per share, issued and outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$91,223	$122,948
Marketable investment securities	138,530	135,677
Accounts receivable, net	37,003	23,476
Inventory	5,769	3,980
Prepaid expenses and other current assets	7,097	6,207
Total current assets	279,622	292,288
Long-term accounts receivable, net	1,338	1,087
Property and equipment, net	22,273	14,315
Operating lease assets	11,613	12,181
Goodwill and other intangible assets, net	119,607	126,348
Other assets – long-term	1,566	1,110
Total assets	$436,019	$447,329

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,929	$4,731
Accrued compensation	22,405	24,358
Operating lease liabilities	1,091	1,777
Other accrued and current liabilities	5,899	5,262
Total current liabilities	36,324	36,128
Noncurrent operating lease liabilities	13,435	11,533
Deferred tax liability	441	428
Other liabilities	36	90
Total liabilities	50,236	48,179
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized as of September 30, 2023 and December 31, 2022; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 26,890,488 and 26,553,681 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	27	27
Additional paid-in capital	601,618	560,409
Accumulated deficit	(215,791)	(160,905)
Accumulated other comprehensive loss	(71)	(381)
Total stockholders’ equity	385,783	399,150
Total liabilities and stockholders’ equity	$436,019	$447,329

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NET REVENUES	$61,493	$37,011	$153,668	$98,701
OPERATING EXPENSES AND OTHER OPERATING INCOME
Cost of sales (exclusive of amortization of acquired intangible assets)	11,319	8,859	32,559	22,489
Research and development	12,923	10,907	40,624	33,594
Selling, general and administrative	44,619	36,626	136,062	104,577
Amortization of acquired intangible assets	2,272	2,306	6,742	6,051
Change in fair value of contingent consideration	—	(151)	—	(17,987)
Total operating expenses, net	71,133	58,547	215,987	148,724
Operating loss	(9,640)	(21,536)	(62,319)	(50,023)
Interest income	2,769	1,293	7,504	1,693
Interest expense	(2)	(6)	(9)	(13)
Loss before income taxes	(6,873)	(20,249)	(54,824)	(48,343)
Income tax expense (benefit)	32	—	62	(1,823)
Net loss	$(6,905)	$(20,249)	$(54,886)	$(46,520)

Loss per share, basic and diluted	$(0.26)	$(0.77)	$(2.05)	$(1.79)

Weighted-average shares outstanding, basic and diluted	26,834	26,316	26,725	25,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(6,905)	$(20,249)	$(54,886)	$(46,520)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable investment securities	73	(189)	310	(189)
Comprehensive loss	$(6,832)	$(20,438)	$(54,576)	$(46,709)

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

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2023	—	$—	26,553,681	$27	$560,409	$(160,905)	$(381)	$399,150
Stock-based compensation expense	—	—	—	—	13,525	—	—	13,525
Exercise of common stock options	—	—	30,495	—	95	—	—	95
Issuance of common stock from vested restricted stock units and payment of employees’ taxes	—	—	24,835	—	(314)	—	—	(314)
Issuance of common stock under the employee stock purchase plan	—	—	77,190	—	1,652	—	—	1,652
Net unrealized gain on marketable investment securities	—	—	—	—	—	—	245	245
Net loss	—	—	—	—	—	(29,204)	—	(29,204)
BALANCE, MARCH 31, 2023	—	$—	26,686,201	$27	$575,367	$(190,109)	$(136)	$385,149
Stock-based compensation expense	—	—	—	—	12,849	—	—	12,849
Exercise of common stock options	—	—	15,606	—	89	—	—	89
Issuance of common stock from vested restricted stock units and payment of employees’ taxes	—	—	82,201	—	(534)	—	—	(534)
Net unrealized loss on marketable investment securities	—	—	—	—	—	—	(8)	(8)
Net loss	—	—	—	—	—	(18,777)	—	(18,777)
BALANCE, JUNE 30, 2023	—	$—	26,784,008	$27	$587,771	$(208,886)	$(144)	$378,768
Stock-based compensation expense	—	—	—	—	13,043	—	—	13,043
Exercise of common stock options	—	—	3,656	—	13	—	—	13
Issuance of common stock from vested restricted stock units and payment of employees’ taxes	—	—	40,142	—	(271)	—	—	(271)
Issuance of common stock under the employee stock purchase plan	—	—	62,682	—	1,062	—	—	1,062
Net unrealized gain on marketable investment securities	—	—	—	—	—	—	73	73
Net loss	—	—	—	—	—	(6,905)	—	(6,905)
BALANCE, SEPTEMBER 30, 2023	—	$—	26,890,488	$27	$601,618	$(215,791)	$(71)	$385,783

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(54,886)	$(46,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,106	7,702
Stock-based compensation expense	39,417	26,398
Change in fair value of contingent consideration	—	(17,987)
Deferred income taxes	13	(1,839)
Accretion of discounts on marketable investment securities	(3,851)	(184)
Other	284	186
Change in operating assets and liabilities:
Accounts receivable	(13,779)	(5,678)
Prepaid expenses and other current assets	(892)	(1,870)
Inventory	(1,789)	(1,502)
Operating lease assets	(590)	694
Other assets	(455)	533
Accounts payable	2,693	2,155
Operating lease liabilities	1,093	(559)
Accrued compensation	(1,953)	3,669
Other accrued and current liabilities	1,376	(853)
Net cash used in operating activities	(24,213)	(35,655)

INVESTING ACTIVITIES
Purchases of property and equipment	(9,828)	(3,845)
Asset acquisition, adjustment to purchase price	—	547
Acquisition of business, net of cash and cash equivalents acquired	—	(26,966)
Proceeds from sale of property and equipment	10	9
Purchases of marketable investment securities	(136,693)	(131,808)
Proceeds from maturities of marketable investment securities	138,000	—
Net cash used in investing activities	(8,511)	(162,063)

FINANCING ACTIVITIES
Proceeds from exercise of common stock options	197	675
Payment of employees’ taxes on vested restricted stock units	(1,119)	(134)
Proceeds from contributions to the employee stock purchase plan	2,027	1,812
Repayment of principal portion of finance lease liabilities	(106)	(88)
Net cash provided by financing activities	999	2,265

NET CHANGE IN CASH AND CASH EQUIVALENTS	(31,725)	(195,453)
Beginning of period	122,948	329,633
End of period	$91,223	$134,180

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued purchases of property and equipment	$902	$1,131
Common stock issued in acquisition of business	$—	$17,111
Contingent consideration in acquisition of business	$—	$1,528
Operating lease assets obtained in exchange for lease obligations	$499	$5,912
Property and equipment acquired with tenant improvement allowance	$1,281	$51
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
We have a history of recurring net losses and negative cash flows and as of September 30, 2023, we had an accumulated deficit of $215.8 million. We believe our $91.2 million of cash and cash equivalents and $138.5 million of marketable investment securities as of September 30, 2023, and anticipated revenue from our test reports, will be sufficient to meet our cash requirements through at least the 12-month period following the date that these unaudited condensed consolidated financial statements were issued.
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
Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheet as of September 30, 2023; the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of stockholders’ equity, each for the three and nine months ended September 30, 2023 and 2022; and the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our consolidated financial position as of September 30, 2023, the results of our consolidated operations for the three and nine months ended September 30, 2023 and 2022 and our consolidated cash flows for the nine months ended September 30, 2023 and 2022. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2023 and 2022 are also unaudited. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. The balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the unaudited interim consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2023 (the "2022 Form 10-K").
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
We accrue an allowance for credit losses against our accounts receivable based on management’s current estimate of amounts that will not be collected. Management’s estimates are typically based on historical loss information adjusted for current conditions. We generally do not perform evaluations of customers’ financial condition and generally do not require collateral. Historically, our credit losses have not been significant. The allowance for credit losses was zero as of September 30, 2023 and December 31, 2022. Adjustments for implicit price concessions attributable to variable consideration, as discussed below, are incorporated into the measurement of the accounts receivable balances and are not part of the allowance for credit losses.
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
During the third quarter of 2023, we continued to monitor our market capitalization against the carrying value of our reporting unit and did not observe any significant changes since our impairment test at June 30, 2023. We are currently performing our annual impairment test, as of October 1, 2023, and we have not identified any additional indicators of impairment to date.
Accrued Compensation
We accrue for liabilities under discretionary employee and executive bonus plans. Our estimated compensation liabilities are based on progress against corporate objectives approved by our board of directors, compensation levels of eligible individuals and target bonus percentage levels. Our board of directors reviews and evaluates the performance against these objectives and ultimately determines the actual achievement levels attained. We also accrue for liabilities under employee sales incentive bonus plans with accruals based on performance achieved to date compared to established targets. As of September 30, 2023 and December 31, 2022, we accrued approximately $15,535,000 and $18,209,000, respectively, for liabilities associated with these bonus plans. These amounts are classified as current or noncurrent accrued liabilities in the unaudited condensed consolidated balance sheets based on the expected timing of payment.
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
In the absence of Medicare coverage, contractually established reimbursements rates or other coverage, we have concluded that our contracts include variable consideration because the amounts paid by Medicare or commercial health insurance carriers may be paid at less than our standard rates or not paid at all, with such differences considered implicit price concessions. Variable consideration attributable to these price concessions is measured at the expected value using the ‘‘most likely amount’’ method under ASC 606. The amounts are estimated using historical average collection rates by test type and payor category taking into consideration the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as the judgment and actions of third parties. Such variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. Variable consideration may be constrained and excluded from the transaction price in situations where there is no contractually agreed upon reimbursement coverage or in the absence of a predictable pattern and history of collectability with a payor. Accordingly, in such situations revenues are recognized on the basis of actual cash collections. Variable consideration for Medicare claims that are not covered by Medicare, including those claims undergoing appeal, is deemed to be fully constrained due to factors outside our influence (e.g., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. Included in revenues for the three months ended September 30, 2023 and 2022 were $883,000 of net positive revenue adjustments and $277,000 of net negative revenue adjustments, respectively, associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods. Such amounts of variable consideration for the nine months ended September 30, 2023 and 2022 were $3,085,000 and $1,850,000 of net negative revenue adjustments, respectively. These amounts include (i) adjustments for actual collections versus estimated amounts and (ii) cash collections and the related recognition of revenue in current period for tests delivered in prior periods due to the release of the constraint on variable consideration.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Because our contracts with customers have an expected duration of one year or less, we have elected the practical expedient in ASC 606 to not disclose information about our remaining performance obligations. Any incremental costs to obtain contracts are recorded as selling, general and administrative expenses as incurred due to the short duration of our contracts. Contract balances consisted solely of accounts receivable (both current and noncurrent) as of September 30, 2023 and December 31, 2022.
Disaggregation of Revenues
The table below provides the disaggregation of revenue by type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Dermatologic(1)	$51,151	$33,924	$130,097	$90,160
Non-Dermatologic(2)	10,342	3,087	23,571	8,541
Total net revenues	$61,493	$37,011	$153,668	$98,701

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
Our significant third-party payors and their related revenues as a percentage of total revenues and accounts receivable balances are as follows:

	Percentage of Revenues
	Nine Months Ended September 30,		Percentage of Accounts Receivable (current) as of		Percentage of Accounts Receivable (noncurrent) as of
	2023	2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Medicare	49%	52%	23%	28%	*	*
Payor A	14%	12%	19%	14%	16%	16%
Payor B	*	*	10%	*	11%	*

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

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in our calculation of diluted loss per share for the three and nine months ended September 30, 2023 and 2022 because to do so would be antidilutive or, in the case of PSUs, the applicable performance conditions have not yet been met (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	3,302	3,542	3,339	3,538
RSUs and PSUs	3,422	1,743	3,403	1,444
ESPP	371	168	320	124
Total	7,095	5,453	7,062	5,106
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
5. Marketable Investment Securities
The following tables present our available-for-sale debt securities (in thousands):

	September 30, 2023
	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
U.S. government securities	$138,601	$—	$(71)	$138,530
Total	$138,601	$—	$(71)	$138,530

	December 31, 2022
	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
U.S. government securities	$136,058	$—	$(381)	$135,677
Total	$136,058	$—	$(381)	$135,677
Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. We classify all investments as current assets, as these are readily available for use in current operations. The cost of securities sold is determined based on the specific identification method for purposes of recording gains and losses.
There were no realized gains or losses on sales of investments for the three and nine months ended September 30, 2023 and 2022.
We evaluated our investment portfolio under the available-for-sale debt securities impairment model guidance and determined our investment portfolio is comprised of low-risk, investment grade securities. As of September 30, 2023, unrealized losses on our available-for-sale investments are not attributed to credit risk. We believe that an allowance for credit losses is unnecessary because the unrealized losses on certain of our marketable investment securities are due to market factors. No credit-related or noncredit-related impairment losses were recorded for the three and nine months ended September 30, 2023 and 2022. The allowance for credit losses was zero as of September 30, 2023 and December 31, 2022.
As of September 30, 2023, all of our available-for-sale debt securities had contractual maturities of one year or less. Accrued interest receivable is included in prepaid expenses and other current assets in our unaudited condensed consolidated balance sheets. As of September 30, 2023 and December 31, 2022 the accrued interest receivable balance was immaterial.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Additional information relating to the fair value of marketable investment securities can be found in Note 10.
6. Acquisition
On April 26, 2022, we completed the acquisition of 100% of the equity interests in AltheaDx which offers the IDgenetix test that focuses on mental health. We acquired AltheaDx for $30.5 million in cash and $17.1 million in common stock issued, for total consideration of $47.6 million. The fair value of assets acquired and liabilities assumed primarily consisted of finite-lived intangible assets of $35.0 million, goodwill of $10.7 million, cash and cash equivalents of $3.5 million and deferred tax liabilities of $1.7 million. We have concluded that the transaction represents a business combination under ASC Topic 805, Business Combinations. The financial results of AltheaDx have been included in our unaudited condensed consolidated financial statements since the date of the acquisition. For further details refer to our consolidated financial statements included in our 2022 Form 10-K. The amount of revenue attributable to AltheaDx included in the unaudited consolidated statements of operations from the acquisition date was not material for the three and nine months ended September 30, 2022. The loss attributable to AltheaDx included in the unaudited consolidated statements of operations from the acquisition date was approximately $8,199,000 for the nine months ended September 30, 2022. This amount does not reflect transaction costs from the acquisition or the effects of the valuation allowance reduction discussed in Note 13. Transaction costs associated with the acquisition were $1,711,000 for the nine months ended September 30, 2022 and were recognized as expenses in the unaudited condensed consolidated statements of operations. During the three months ended September 30, 2022, we recognized an immaterial measurement period adjustment to cash consideration transferred, with a corresponding adjustment to goodwill.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information for the three and nine months ended September 30, 2022 combines our historical financial results and the results of AltheaDx, assuming that the companies were combined as of January 1, 2021, and includes adjustments for amortization expense from the acquired intangible assets and additional stock-based compensation expense. Non-recurring pro forma adjustments consist of acquisition-related transaction costs of $1,711,000 and an income tax benefit of $1,769,000, both assumed to have been recognized during the year ended December 31, 2021 and therefore removed from the nine months ended September 30, 2022. The following unaudited pro forma financial information (in thousands) is for informational purposes only and is not necessarily indicative of (i) the results of operations that would have been achieved if the acquisition had taken place as of January 1, 2021 or (ii) the results of operations that are expected in future periods:

	Pro Forma Data
	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Net revenues	$37,011	$99,253
Net loss	$(20,302)	$(52,247)
Related Parties
Derek J. Maetzold, our President and Chief Executive Officer, and a member of our board of directors, and Daniel M. Bradbury, the Chairperson of our board of directors, each served on the board of directors of AltheaDx until the acquisition of AltheaDx was completed, were direct or indirect beneficial owners of AltheaDx securities and received consideration in connection with our acquisition of AltheaDx. Further, Frank Stokes, our Chief Financial Officer; Tobin W. Juvenal, our Chief Commercial Officer; Kristen Oelschlager, our Chief Operating Officer and certain immediate family members of Mr. Maetzold and Ms. Oelschlager were direct or indirect beneficial owners of AltheaDx securities and received consideration in the transaction. These individuals may receive additional contingent consideration based on the achievement of certain commercial milestones relating to the 2022, 2023 and 2024 commercial milestones (“AltheaDx Earnout Payments”) if the relevant commercial and regulatory milestone events occur. As of September 30, 2023 and December 31, 2022, our contingent consideration liability for the AltheaDx Earnout Payments was zero. See Note 10 for additional information. Our entry into the definitive agreement to acquire AltheaDx was approved by our board of directors based upon the unanimous recommendation of a special transaction committee comprised entirely of independent members of our board of directors without any financial interest in AltheaDx or any conflict of interest with respect to the acquisition of AltheaDx.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
7. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Lab equipment(1)	$12,576	$9,721
Leasehold improvements	9,673	5,171
Computer equipment	3,942	4,336
Furniture and fixtures	2,352	1,660
Construction-in-progress	909	1,275
Total	29,452	22,163
Less accumulated depreciation(1)	(7,179)	(7,848)
Property and equipment, net	$22,273	$14,315

(1)    As of September 30, 2023 and December 31, 2022, includes lab equipment under finance lease of $369 thousand and $369 thousand, respectively, and accumulated depreciation of $243 thousand and $137 thousand, respectively.
Depreciation expense was recorded in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of sales (exclusive of amortization of acquired intangible assets)	$505	$267	$1,205	$621
Research and development	84	85	246	255
Selling, general and administrative	313	265	913	775
Total	$902	$617	$2,364	$1,651
8. Goodwill and Other Intangible Assets, Net
Goodwill
The balance of our goodwill was $10.7 million as of September 30, 2023 and December 31, 2022. There were no accumulated impairments of goodwill as of September 30, 2023 or December 31, 2022.
Other Intangible Assets, Net
Our other intangible assets, net consist of the following (in thousands):

	September 30, 2023
	Gross carrying value	Accumulated amortization	Net	Weighted-Average Remaining Life (in years)
Developed technology	$125,317	$(16,759)	$108,558	12.3
Assembled workforce	563	(206)	357	3.4
Total other intangible assets, net	$125,880	$(16,965)	$108,915

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	December 31, 2022
	Gross carrying value	Accumulated amortization	Net	Weighted-Average Remaining Life (in years)
Developed technology	$125,317	$(10,102)	$115,215	12.9
Assembled workforce	563	(122)	441	4.0
Total other intangible assets, net	$125,880	$(10,224)	$115,656
Amortization expense of intangible assets was $2.3 million and $6.7 million for the three and nine months ended September 30, 2023, respectively, and $2.3 million and $6.1 million for the three and nine months ended September 30, 2022, respectively.
9. Other Accrued and Current Liabilities
Other accrued and current liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Clinical studies	$3,020	$1,822
Accrued service fees	2,208	2,125
ESPP contributions	213	900
Other	458	415
Total	$5,899	$5,262
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

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The table below provides information, by level within the fair value hierarchy, of our financial assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (in thousands):

	As of September 30, 2023
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds(1)	$88,123	$—	$—	$88,123
U.S. government securities(2)	$138,530	$—	$—	$138,530
Liabilities
Contingent consideration(3)	$—	$—	$—	$—

	As of December 31, 2022
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds(1)	$108,673	$—	$—	$108,673
U.S. government securities(2)	$135,677	$—	$—	$135,677
Liabilities
Contingent consideration(3)	$—	$—	$—	$—

(1)Classified as “Cash and cash equivalents” in the unaudited condensed consolidated balance sheets.
(2)Classified as “Marketable investment securities” in the unaudited condensed consolidated balance sheets.
(3)Current portion, if any, classified as “Other accrued and current liabilities” in the unaudited condensed consolidated balance sheets.
Contingent Consideration
In connection with our acquisition of Cernostics, Inc. (“Cernostics”) in December 2021, we recorded a liability for contingent consideration of up to $50.0 million that could have been payable based on the achievement of certain commercial milestones relating to the year ending December 31, 2022 (“Cernostics Earnout Payments”). At our sole discretion, we could have settled Cernostics Earnout Payments in cash or shares of our common stock, subject to certain limitations. There were no Cernostics Earnout Payments that became payable because the commercial milestones were not achieved during the earnout period and the final valuation of the contingent consideration was assessed to be zero as of December 31, 2022. The fair value of the contingent consideration associated with our acquisition of Cernostics did not change for the three months ended September 30, 2022 and decreased by $18.3 million for the nine months ended September 30, 2022 with no similar activity for the same periods in 2023.
In connection with our acquisition of AltheaDx, we agreed to pay contingent consideration of up to $75.0 million relating to the AltheaDx Earnout Payments. The portion of the AltheaDx Earnout Payments associated with the commercial milestones for the year ended December 31, 2022 was not paid since the applicable commercial milestones were not met. This portion represented $35.0 million of the $75.0 million total potential payment obligation, exclusive of the catch-up payment in 2023 of $17.5 million, which will become payable if all 2023 commercial milestones are fully met. Therefore, as of September 30, 2023, we have a potential payment obligation of up to $57.5 million with respect to the remaining commercial milestones for 2023 and 2024. If the settlement of the remaining portion of the AltheaDx Earnout Payments would have occurred on September 30, 2023, no amounts would have been due because no commercial milestones had been achieved as of such date.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The contingent consideration was classified as a Level 3 fair value measurement due to the use of significant unobservable inputs and a Monte Carlo simulation to determine its fair value. The Monte Carlo simulation uses projections of the commercial milestones for the applicable period as well as the corresponding targets and approximate timing of payment based on the terms of the arrangement. We recognized a gain of $0.2 million and a loss of $0.3 million during the three and nine months ended September 30, 2022, respectively, associated with the change in fair value of the preliminary AltheaDx contingent consideration. The valuation of the AltheaDx contingent consideration was zero as of September 30, 2023 and December 31, 2022, and no gains or losses were recorded associated with changes in fair value during the three and nine months ended September 30, 2023.
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
12. Stock Incentive Plans and Stock-Based Compensation
Stock Incentive Plans
Effective January 1, 2023, an additional 1,327,684 shares became available under our 2019 Equity Incentive Plan (the “2019 Plan”) pursuant to an automatic annual increase. The 2019 Plan provides for automatic annual increases to the number of shares authorized for issuance, equal to 5% of our common shares outstanding as of the immediately preceding year end, through January 1, 2029. As of September 30, 2023, 124,383 shares remained available for grant under the 2019 Plan.
On December 22, 2022, our board of directors approved the 2022 Inducement Plan (the “Inducement Plan”). Our Inducement Plan provides for the grant of RSU awards and other stock awards made as an inducement material to the grantee’s entering into employment with us to the extent such grantee was not previously an employee of ours or is entering into employment following a bona fide period of non-employment with us. As of September 30, 2023, there were 164,306 shares available for grant under the Inducement Plan.
Stock Options
Stock option activity under our stock plans for the nine months ended September 30, 2023 is set forth below:

		Weighted-Average
	Stock Options Outstanding	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2022	3,419,840	$35.11
Granted	170	$25.06
Exercised	(49,757)	$3.96
Forfeited/Cancelled	(93,819)	$45.24
Balance as of September 30, 2023	3,276,434	$35.29	6.8	$7,087
Exercisable at September 30, 2023	2,537,555	$32.21	6.5	$7,087

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
The following table summarizes our RSU activity for the nine months ended September 30, 2023:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2022	3,477,922	$27.56
Granted	315,950	$17.65
Vested(1)	(200,824)	$28.19
Forfeited/Cancelled	(253,548)	$26.45
Balance as of September 30, 2023	3,339,500	$26.67

(1)The aggregate number of shares withheld upon vesting for employee tax obligations was 53,646 for the nine months ended September 30, 2023.
Performance-Based Restricted Stock Units
PSUs represent the right to receive shares of our common stock contingent upon the achievement of certain financial performance measures. We issue new shares of common stock upon the vesting of PSUs.
The following table summarizes our PSU activity for the nine months ended September 30, 2023:

	Performance-Based Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2022	196,033	$23.23
Granted	—	$—
Vested	—	$—
Forfeited/Cancelled	—	$—
Balance as of September 30, 2023	196,033	$23.23
Retirement Policy
In January 2023, our board of directors approved a retirement policy (the “Retirement Policy”) that provides for acceleration of a portion of unvested awards that were granted to certain eligible employees upon meeting age, service and notice requirements. We considered the adoption of the Retirement Policy to be a modification of existing awards under ASC Topic 718, Compensation – Stock Compensation. The modification did not result in any incremental compensation cost. However, the adoption of the of the policy resulted in a new estimate of the requisite service period for certain awards, which we reassess at each balance sheet date. In connection with the Retirement Policy, we accelerated the recognition of compensation expense of $0.5 million and $1.6 million during the three and nine months ended September 30, 2023, respectively.
Employee Stock Purchase Plan
The ESPP provides for certain automatic increases in the number of shares of common stock reserved for issuance, which resulted in an additional 265,536 shares becoming available under the ESPP effective January 1, 2023. During the nine months ended September 30, 2023, we issued 139,872 shares of common stock pursuant to scheduled purchases under the ESPP. As of September 30, 2023, 940,263 shares remained available for issuance under the ESPP.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Determining Fair Value - Summary of Assumptions
We use the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or any other measurement date. The following table sets forth the assumptions used to determine the fair value of stock options:

	Nine Months Ended September 30,
	2023	2022
Average expected term (years)	5.0	5.9
Expected stock price volatility	75.57% - 76.01%	68.34% - 73.33%
Risk-free interest rate	3.57% - 3.57%	1.54% - 3.03%
Dividend yield	—%	—%
The following table sets forth assumptions used to determine the fair value of the purchase rights issued under the ESPP:

	Nine Months Ended September 30,
	2023	2022
Average expected term (years)	1.3	1.2
Expected stock price volatility	93.17% - 130.95%	62.98% - 91.78%
Risk-free interest rate	4.74% - 5.33%	0.60% - 3.45%
Dividend yield	—%	—%
We use the closing price of our common stock on the date of grant to determine the fair value of RSUs and PSUs.
Stock-Based Compensation Expense
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of sales (exclusive of amortization of acquired intangible assets)	$1,245	$975	$3,719	$2,725
Research and development	2,682	1,948	7,755	5,607
Selling, general and administrative	9,116	6,273	27,943	18,066
Total stock-based compensation expense	$13,043	$9,196	$39,417	$26,398
For the nine months ended September 30, 2023 and 2022, the weighted-average grant date fair value of stock options was $15.99 and $14.34 per option, respectively, and the weighted-average grant date fair value of the purchase rights granted under the ESPP was $11.51 and $16.79 per share, respectively. As of September 30, 2023, the total unrecognized stock-based compensation cost related to outstanding awards was $96,424,000, which is expected to be recognized over a weighted-average period of 2.4 years. The total unrecognized compensation cost will be adjusted for forfeitures in future periods as they occur.
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

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
14. Subsequent Event
On July 10, 2023, following approval by our board of directors, we entered into a definitive agreement to purchase a plot of land located in Friendswood, Texas for a purchase price of $7.6 million, subject to certain adjustments. Under the agreement, we had the option to terminate the contract within 90 days, for any reason. On October 4, 2023, we amended the definitive agreement to extend the option period by an additional 30 days. The option period is being used to complete initial suitability diligence. Closing, if it should occur, is expected in late 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q with our audited financial statements and notes thereto as of and for the years ended December 31, 2022 and 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, including the section entitled “Critical Accounting Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2023. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Castle,” “we,” “us” and “our” refer to Castle Biosciences, Inc.
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
Our Test Portfolio
We currently offer five proprietary multi-analyte assays with algorithmic analysis (“MAAA”) tests for use in the dermatologic, ocular and gastroenterology fields. We also offer a proprietary pharmacogenomics (“PGx”) test to guide medication selection and management for patients with depression, anxiety and other mental health conditions following our acquisition of AltheaDx, Inc. (“AltheaDx”) in April 2022, as discussed below.
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
DecisionDx‑SCC is our proprietary GEP test for use in patients with SCC, with one or more risk factors (also referred to as “high-risk” SCC). We estimate 200,000 SCC patients are annually diagnosed and classified at high risk in the United States, representing an estimated U.S. TAM of approximately $820 million. We launched DecisionDx-SCC in August 2020.
MyPath Melanoma is our proprietary GEP test for use in patients with a melanocytic lesion and uncertainty related to the malignancy of the lesion. We estimate approximately 300,000 patients each year present with a diagnostically ambiguous lesion, representing an estimated U.S. TAM of approximately $600 million. Initially, we offered both our MyPath Melanoma test and our DiffDx-Melanoma test under an offering that we referred to as our Diagnostic GEP offering. However, following an internal assessment of the clinical value of offering both tests, we made the decision to suspend the clinical offering of DiffDx-Melanoma in February 2023 and now the focus of this offering is MyPath Melanoma.
Our Gastroenterology Test
The TissueCypher Barrett’s Esophagus Test (sometimes referred to as “TissueCypher”) is the world’s first precision medicine test designed to predict future development of high-grade dysplasia and/or esophageal cancer in patients with non-dysplastic, indefinite dysplasia or low-grade dysplasia BE. We estimate a U.S. TAM of approximately $1 billion. We began offering the TissueCypher Barrett’s Esophagus Test following our acquisition of Cernostics, Inc. (“Cernostics”) in December 2021.
In the second quarter of 2023, we opened a new laboratory in Pittsburgh, Pennsylvania, where we process our TissueCypher Barrett's Esophagus Test. Due to high demand for the test from the gastrointestinal community, orders subsequently outpaced our forecasts despite our process improvements and automation efforts. In July 2023, we elected to temporarily pause accepting additional TissueCypher orders to focus on scaling efforts and to work through a significant backlog of orders. In September 2023, we resumed accepting new orders for testing in a phased approach consistent with continued scaling activity aimed at accommodating current demand and future growth. As of mid-October 2023, we have completed the pre-existing backlog orders.
Our Uveal Melanoma Test
DecisionDx-UM is a proprietary, risk stratification GEP test that predicts the risk of metastasis for patients with UM. We believe DecisionDx-UM is the standard of care in the management of newly diagnosed UM in the majority of ocular oncology practices in the United States. We estimate a U.S. TAM of approximately $10 million.
Our Mental Health Test
IDgenetix is a PGx test that guides personalized mental health medication selection and management for patients with depression, anxiety and other mental health conditions. We estimate a U.S. TAM of approximately $5 billion associated with this test. We began offering the IDgenetix test following our acquisition of AltheaDx in April 2022.
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
Government Regulation and Product Approval
Regulations
On September 12, 2023, we received our Clinical Laboratory Permit from the New York State Department of Health for our laboratory in Pittsburgh.

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
DecisionDx-UM
LCD
Palmetto issued a final LCD for DecisionDx-UM, which became effective in July 2017. Noridian has adopted the same coverage policy as Palmetto.
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
In the second quarter of 2022, we obtained a Proprietary Laboratory Analyses (“PLA”) code for DiffDx-Melanoma. In 2023, DiffDx-Melanoma went through the CMS gapfill process which concluded in September 2023 with CMS posting a final MAC-specific gapfill rate of $1,950 per test. Our DiffDx-Melanoma code and this new rate will be included in the final Clinical Laboratory Fee Schedule (“CLFS”) for 2024 and becomes effective January 1, 2024.
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
ADLT
On June 30, 2023, CMS determined DecisionDx-SCC meets the criteria for “new ADLT” status. Effective July 1, 2023 and through March 31, 2024, CMS set the initial period rate equal to the list price of $8,500 per test. Effective April 1, 2024 and through December 31, 2025, the published CLFS rate for DecisionDx-SCC will be based on the median private payor rates received between July 1, 2023 and November 30, 2023. Thereafter, the rate will be set annually based upon the median private payor rate for the first half of the second preceding calendar year. ADLT status determines the process by which the rate is set and is not an indication of Medicare coverage.
LCD
On June 2, 2023, Novitas finalized the oncology biomarker LCD pursuant to which the DecisionDx-SCC test would no longer be covered by Medicare effective July 17, 2023. However, on July 6, 2023, Novitas suspended the final version of the LCD and announced its intent to post a new proposed LCD for comment and presentation at an open meeting. On July 27, 2023, Novitas posted a nearly identical proposed oncology biomarker LCD that continues to intend to rely upon evidentiary reviews sourced from three databases: ClinGen, OncoKB and NCCN. The proposed LCD also recommends non-coverage for our DecisionDx-SCC test. The comment period for the proposed LCD ended on September 9, 2023. We cannot predict whether this LCD will be finalized as proposed or what the timing of any final LCD might be.
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
On March 24, 2022, CMS determined that TissueCypher meets the criteria for “new ADLT” status. From April 1, 2022 through December 31, 2022, CMS has set the initial period rate equal to the original list price of $2,350 per test. Effective January 1, 2023, the published CLFS rate for TissueCypher is $4,950, which will remain effective through December 31, 2024. This rate is based on the median private payor rates received between April 1, 2022 and August 31, 2022. Thereafter, the rate will be set annually based upon the median private payor rate for the first half of the second preceding calendar year.
IDgenetix
IDgenetix is currently covered under a Noridian LCD policy and accompanying billing and coding article developed by MolDX. The Medicare coverage includes depression and the following seven additional mental health conditions beyond major depressive disorder: schizophrenia, bipolar disorder, anxiety disorders, social phobia, obsessive-compulsive personality disorder, post-traumatic stress disorder and attention deficit hyperactivity disorder. IDgenetix has historically been billed to Medicare using an unspecified Current Procedural Terminology (“CPT”) code along with the IDgenetix test-specific MolDX Z-code (the “IDgenetix Z-Code”). In February 2023, MolDX notified us that, as part of its annual CPT code updates, IDgenetix should shift billing to a different generic gene sequencing CPT code (the “New CPT Code”) and continue using the IDgenetix Z-Code beginning in March 2023. The New CPT Code is currently contractor priced at $917 while it undergoes CMS’s gapfill pricing process in 2023. Accordingly, as a result of this change, the Medicare reimbursement rate for the IDgenetix multi-gene panel decreased from approximately $1,500 per test to $917 per test. The New CPT Code does not describe all of the components of the IDgenetix test. We subsequently obtained a test-specific PLA CPT code. The new PLA code becomes effective October 1, 2023 and is currently undergoing the 2024 CLFS pricing process. In September 2023, CMS posted a preliminary CLFS determination which crosswalks our PLA CPT code to an existing PLA code at a rate of $1,336 per test. The final 2024 CLFS rates will be posted in the fourth quarter of 2023.
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
The number of test reports delivered by us during the nine months ended September 30, 2023 and 2022 and for the year ended December 31, 2022 are presented in the table below:

	Proprietary Dermatologic GEP Tests
	DecisionDx- Melanoma	DecisionDx-SCC	Diagnostic GEP offering (1)	Dermatologic Total	DecisionDx-UM	TissueCypher Barrett’s Esophagus Test (3)	IDgenetix(2)	Grand Total
Q1 2023	7,583	2,411	980	10,974	409	1,383	2,150	14,916
Q2 2023	8,597	2,681	953	12,231	461	1,447	2,681	16,820
Q3 2023	8,559	2,820	1,011	12,390	399	2,829	2,791	18,409
For the nine months ended September 30, 2023	24,739	7,912	2,944	35,595	1,269	5,659	7,622	50,145

Q1 2022	6,023	1,142	950	8,115	456	56	—	8,627
Q2 2022	7,125	1,344	955	9,424	431	352	827	11,034
Q3 2022	7,354	1,636	834	9,824	392	690	1,208	12,114
For the nine months ended September 30, 2022	20,502	4,122	2,739	27,363	1,279	1,098	2,035	31,775
Q4 2022	7,301	1,845	822	9,968	432	1,030	1,214	12,644
For year ended December 31, 2022	27,803	5,967	3,561	37,331	1,711	2,128	3,249	44,419

(1)Includes MyPath Melanoma and DiffDx-Melanoma. We offered both MyPath Melanoma and DiffDx-Melanoma under our Diagnostic GEP offering until February 2023 when we suspended the offering of DiffDx-Melanoma, as discussed above.

(2)We began offering the IDgenetix test on April 26, 2022, following our acquisition of AltheaDx. Includes both single-gene and multi-gene tests.
(3)For the three months ended September 30, 2023, our TissueCypher test report volumes primarily derived from processed backlog orders. We temporarily paused accepting additional orders in July 2023 and resumed accepting new orders in a phased approach in September 2023.
For the three and nine months ended September 30, 2023, our test report volume increased by 52.0% and 57.8% respectively, compared to the same periods of 2022. Our dermatologic test report volume increased by 26.1% and 30.1% for the three and nine months ended September 30, 2023, respectively, compared to the prior periods in 2022, largely driven by continued growth from our DecisionDx-Melanoma and DecisionDx-SCC tests. Increases from our other tests (non-dermatologic), primarily IDgenetix and TissueCypher, also contributed to the overall volume increase. For a discussion of how we recognize revenue derived from our tests, refer to “Net Revenues” under “Components of Results of Operations” below.
We continue to see new clinicians order our dermatologic tests for the first time. For the three months ended September 30, 2023, we saw approximately 500 new ordering clinicians for our dermatologic tests compared to 601 during the same period of 2022. For the nine months ended September 30, 2023 and 2022, we saw approximately 1,606 and 1,801, respectively, new ordering clinicians for our dermatologic tests. Total ordering clinicians for our dermatologic tests were approximately 4,955 and 4,238 for the three months ended September 30, 2023 and 2022, respectively, and 7,865 and 6,763 for the nine months ended September 30, 2023 and 2022, respectively.
For additional information on the metrics we disclose, refer to “Information About Certain Metrics” below.
In developing our DecisionDx-SCC test, we believed that in addition to addressing significant unmet clinical needs, we would see opportunities for leverage, as many of the clinicians currently ordering DecisionDx-Melanoma would likely be the same clinicians who would find value in our DecisionDx-SCC test. For example, we found that during the nine months ended September 30, 2023, approximately 75% of all clinicians ordering DecisionDx-SCC had also ordered our DecisionDx-Melanoma test during that same period.
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
Other Events
Impact of Macroeconomic Conditions
Macroeconomic conditions, including uncertainties associated with public health crises such as COVID-19, the Israel-Hamas war, the ongoing conflict between Ukraine and Russia, economic slowdowns, labor shortages, recessions or market corrections, supply chain disruptions, inflation and monetary policy shifts, liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, rising interest rates and financial and credit market fluctuations, volatility in the capital markets or other evolving macroeconomic developments, continue to have direct and indirect impacts on our business and could in the future materially impact our results of operations and financial condition. We continue to actively monitor the impact of these macroeconomic factors on our results of operations, financial condition and cash flows. The extent of the impact of these factors on our operational performance and financial condition, including our ability to execute our business strategies and initiatives in the expected timeframe, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business.
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
Gross margin and gross margin percentage are key indicators we use to assess our business. See the table in “Results of Operations—Comparison of the Three Months ended September 30, 2023 and 2022” and “Results of Operations—Comparison of the Nine Months ended September 30, 2023 and 2022“ for details.
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
We expect to use a portion of our cash and cash equivalents and marketable investment securities to further support and accelerate our research and development activities, including two important studies that are underway to support our DecisionDx-Melanoma test. The first is the CONNECTION study, which is collecting long-term outcomes for up to 10,000 patients who have been tested with DecisionDx-Melanoma. The second is the DECIDE study, which is designed to determine the association of GEP test results with sentinel lymph node biopsy (“SLNB”) surgical decisions in patients eligible for SLNB as well as to track outcomes for patients who did and did not undergo SLNB. In February 2023, we announced the publication of data from the DECIDE study presenting DecisionDx-Melanoma test results influenced 85% of clinicians’ decisions regarding the SLNB surgical procedure. Additionally, use of the tests’ results within current guideline recommendations led to a significant reduction in SLNB procedures performed, demonstrating the clinical value of the test to guide risk-aligned patient care. Also, in 2021, we initiated our IDENTITY Study, a 4,800 patient, prospective, multi-center clinical study to develop, validate and bring to market a pipeline test aimed at predicting response to systemic therapy in patients with moderate to severe psoriasis, atopic dermatitis and related inflammatory skin conditions. As of September 30, 2023, we have 57 committed sites and 866 patients enrolled in our IDENTITY study. We announced early discovery data from this study in October 2023 and are targeting launch of this pipeline program by the end of 2025.
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
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration is associated with our acquisitions of Cernostics and AltheaDx and the related contingent consideration of up to $50.0 million and $75.0 million, respectively, payable based on the achievement of certain commercial milestones relating to the year ended December 31, 2022 in the case of Cernostics, and the years ending December 31, 2022, 2023 and 2024, in the case of AltheaDx (the “Earnout Payments”). No Earnout Payments were paid relating to the year ended December 31, 2022 in connection with our acquisitions of Cernostics and AltheaDx since the applicable commercial milestones were not achieved. As of September 30, 2023 and December 31, 2022, our contingent consideration liability for AltheaDx was zero.
Interest Income
Interest income consists primarily of earnings on cash and cash equivalents, primarily money market funds, and marketable investment securities, primarily short-term U.S. government obligations.
Interest Expense
Interest expense is primarily attributable to finance leases.
Income Tax Expense (Benefit)
In connection with our acquisition of AltheaDx in April 2022, and taking into consideration the additional deferred tax liabilities resulting from such acquisition, we determined that a portion of our valuation allowance should be reduced, which is reflected in our income tax benefit for the nine months ended September 30, 2022. Our consolidated financial statements do not reflect any federal or state income tax benefits attributable to the pre-tax losses we have incurred, due to the uncertainty of realizing a benefit from those items. As of December 31, 2022, we had federal net operating loss (“NOL”) carryforwards of $207.2 million, of which $106.1 million will begin to expire in 2029 if not utilized to offset federal taxable income, and $101.1 million may be carried forward indefinitely. Also, as of December 31, 2022, we had state NOL carryforwards of $114.0 million, which begin to expire in 2028 if not utilized to offset state taxable income.

Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2023	2022
	(unaudited)
Net revenues	$61,493	$37,011	$24,482	66.1%
Operating expenses and other operating income
Cost of sales (exclusive of amortization of acquired intangible assets)	11,319	8,859	2,460	27.8%
Research and development	12,923	10,907	2,016	18.5%
Selling, general and administrative	44,619	36,626	7,993	21.8%
Amortization of acquired intangible assets	2,272	2,306	(34)	(1.5)%
Change in fair value of contingent consideration	—	(151)	151	100.0%
Total operating expenses, net	71,133	58,547	12,586	21.5%
Operating loss	(9,640)	(21,536)	11,896	55.2%
Interest income	2,769	1,293	1,476	114.2%
Interest expense	(2)	(6)	4	66.7%
Loss before income taxes	(6,873)	(20,249)	13,376	66.1%
Income tax expense	32	—	32	NA
Net loss	$(6,905)	$(20,249)	$13,344	65.9%

NA = Not applicable
The following table indicates the amount of stock-based compensation expense (non-cash) reflected in the line items above (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
	(unaudited)
Cost of sales (exclusive of amortization of acquired intangible assets)	$1,245	$975	$270
Research and development	2,682	1,948	734
Selling, general and administrative	9,116	6,273	2,843
Total stock-based compensation expense	$13,043	$9,196	$3,847
The following table provides a disaggregation of net revenues by type (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
	(unaudited)
Dermatologic(1)	$51,151	$33,924	$17,227
Non-Dermatologic(2)	10,342	3,087	7,255
Total net revenues	$61,493	$37,011	$24,482

(1)Consists of DecisionDx-Melanoma, DecisionDx-SCC and our Diagnostic GEP offering.
(2)Consists of TissueCypher, DecisionDx-UM and IDgenetix.

The following table presents the calculation of gross margin (in thousands, except percentages):

	Three Months Ended September 30,
	2023	2022	Change
	(unaudited)
Net revenues	$61,493	$37,011	$24,482
Less: Cost of sales (exclusive of amortization of acquired intangible assets)	11,319	8,859	2,460
Less: Amortization of acquired intangible assets	2,272	2,306	(34)
Gross margin	$47,902	$25,846	$22,056
Gross margin percentage	77.9%	69.8%	8.1%
Net Revenues
Net revenues for the three months ended September 30, 2023 increased by $24.5 million, or 66.1%, to $61.5 million compared to the three months ended September 30, 2022, due to a $17.2 million increase in revenue from our dermatologic tests and a $7.3 million increase in revenue from our non-dermatologic tests.
The increase from our dermatologic tests was primarily due to higher average selling price per unit for DecisionDx-SCC tests, where we began receiving Medicare reimbursement at a higher rate beginning in July 2023, increases in test report volume of 16.4% for DecisionDx-Melanoma and 72.4% for DecisionDx-SCC, and a slightly higher average selling price for DecisionDx-Melanoma.
The increase in revenue from our non-dermatologic tests of $7.3 million was primarily attributable to the effect of the increase in the Medicare reimbursement rate for our TissueCypher test and higher test report volume during the third quarter of 2023 compared to the third quarter of 2022.
Contributing to the increases in total net revenues was the effect of variations in revenue adjustments related to tests delivered in previous periods, associated with changes in estimated variable consideration, which were $0.9 million of net positive revenue adjustments for the three months ended September 30, 2023, compared to $0.3 million of net negative revenue adjustments for the three months ended September 30, 2022. These amounts include (i) adjustments for actual collections versus estimated amounts and (ii) cash collections and the related recognition of revenue in current period for tests delivered in prior periods due to the release of the constraint on variable consideration.
Cost of Sales (exclusive of amortization of acquired intangible assets)
Cost of sales (exclusive of amortization of acquired intangible assets) for the three months ended September 30, 2023 increased by $2.5 million, or 27.8%, compared to the three months ended September 30, 2022, primarily due to increased expenditures on supplies and higher personnel costs. Supply and service expenses increased largely due to our higher test volumes. The increase in personnel costs consists of higher salaries and wages, stock-based compensation expense and bonuses related to headcount additions as well as existing employees.
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
Gross Margin
Our gross margin percentage was 77.9% for the three months ended September 30, 2023, compared to 69.8% for the same period in 2022. The increase was primarily due to higher revenues which were attributable to increases in both test report volumes and average selling prices, partially offset by higher supplies expenditures and higher personnel costs, both of which have increased due to our expanded laboratory capacity and higher test report volumes.
Research and Development
Research and development expenses increased by $2.0 million, or 18.5%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. A majority of the increase was attributable to higher personnel costs, primarily due to expansions in headcount in support of our growth, including higher stock-based compensation, higher salaries and wages and bonuses. Additionally, 32.1% of the increase is due to higher costs for clinical studies, most of which relates to our IDENTITY study and our inflammatory skin disease pipeline test. Increases in personnel and clinical studies expenses were partially offset by lower advisory costs. We expect to continue to invest in our research and development expenses as we fund ongoing evidence development related to our existing products as well as additional pipeline programs.
Selling, General and Administrative
The following table provides a breakdown of SG&A expenses (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
	(unaudited)
Sales and marketing	$28,496	$22,388	$6,108
General and administrative	16,123	14,238	1,885
Total selling, general and administrative expense	$44,619	$36,626	$7,993
Sales and marketing expenses increased by $6.1 million, or 27.3%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Of the increase, 75.2% is attributable to higher personnel costs, including bonuses, stock-based compensation and salaries. Personnel costs have increased through the expansions of our dermatology-facing and non-dermatology-facing commercial teams and outside sales forces, as described above. In addition, higher personnel costs also reflect salary increases for members of our existing sales force. The remainder of the increase in sales and marketing expenses was primarily associated with travel and conferences, attributable to our expanded commercial operations and headcount. Stock-based compensation expense included in sales and marketing was $4.4 million for the three months ended September 30, 2023, compared to $3.1 million for the three months ended September 30, 2022.
General and administrative expenses increased by $1.9 million, or 13.2%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase is primarily attributable to $1.8 million in higher personnel costs and higher information technology-related costs. Increases in personnel costs reflect higher stock-based compensation and bonus expense. Higher personnel costs reflect expanded headcount in our administrative support functions, as well as higher rates of salaries and wages. Increases in personnel costs and information technology-related costs were partially offset by a reduction of professional fees of $0.8 million. Stock-based compensation expense included in general and administrative expense was $4.7 million for the three months ended September 30, 2023, compared to $3.2 million for the three months ended September 30, 2022.
Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration for the three months ended September 30, 2022 of $0.2 million, a net gain, was primarily related to the remeasurement of the Earnout Payments associated with our acquisition of Cernostics, with no similar activity occurring in the third quarter of 2023.
Interest Income
Interest income increased by $1.5 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily as a result of higher interest rates and our purchases of marketable investment securities beginning in September of 2022.
Stock-Based Compensation Expense
Stock-based compensation expense, which is allocated among cost of sales, research and development expense and SG&A expense, totaled $13.0 million for the three months ended September 30, 2023, compared to $9.2 million for the three months ended September 30, 2022. The increase is primarily due to our annual grant of equity awards in December 2022. We expect material increases in stock-based compensation expense in future periods, attributable to both existing awards outstanding and anticipated additional grants to our current and future employees. As of September 30, 2023, we had 587 employees, compared to 517 as of September 30, 2022. As of September 30, 2023, the total unrecognized stock-based compensation cost related to outstanding awards was $96.4 million, which is expected to be recognized over a weighted-average period of 2.4 years.

Comparison of the Nine Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2023	2022
	(unaudited)
Net revenues	$153,668	$98,701	$54,967	55.7%
Operating expenses and other operating income
Cost of sales (exclusive of amortization of acquired intangible assets)	32,559	22,489	10,070	44.8%
Research and development	40,624	33,594	7,030	20.9%
Selling, general and administrative	136,062	104,577	31,485	30.1%
Amortization of acquired intangible assets	6,742	6,051	691	11.4%
Change in fair value of contingent consideration	—	(17,987)	17,987	100.0%
Total operating expenses, net	215,987	148,724	67,263	45.2%
Operating loss	(62,319)	(50,023)	(12,296)	(24.6)%
Interest income	7,504	1,693	5,811	343.2%
Interest expense	(9)	(13)	4	30.8%
Loss before income taxes	(54,824)	(48,343)	(6,481)	(13.4)%
Income tax expense (benefit)	62	(1,823)	1,885	103.4%
Net loss	$(54,886)	$(46,520)	$(8,366)	(18.0)%

The following table indicates the amount of stock-based compensation expense (non-cash) reflected in the line items above (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
	(unaudited)
Cost of sales (exclusive of amortization of acquired intangible assets)	$3,719	$2,725	$994
Research and development	7,755	5,607	2,148
Selling, general and administrative	27,943	18,066	9,877
Total stock-based compensation expense	$39,417	$26,398	$13,019

The following table provides a disaggregation of net revenues by type (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
	(unaudited)
Dermatologic(1)	$130,097	$90,160	$39,937
Non-Dermatologic(2)	23,571	8,541	15,030
Total net revenues	$153,668	$98,701	$54,967

(1)Consists of DecisionDx-Melanoma, DecisionDx-SCC and our Diagnostic GEP offering.
(2)Consists of TissueCypher, DecisionDx-UM and IDgenetix.

The following table presents the calculation of gross margin (in thousands, except percentages):

	Nine Months Ended September 30,
	2023	2022	Change
	(unaudited)
Net revenues	$153,668	$98,701	$54,967
Less: Cost of sales (exclusive of amortization of acquired intangible assets)	32,559	22,489	10,070
Less: Amortization of acquired intangible assets	6,742	6,051	691
Gross margin	$114,367	$70,161	$44,206
Gross margin percentage	74.4%	71.1%	3.3%

Net Revenues
Net revenues for the nine months ended September 30, 2023 increased by $55.0 million, or 55.7%, to $153.7 million compared to the nine months ended September 30, 2022, due to a $39.9 million increase in revenue from our dermatologic tests and a $15.0 million increase in revenue from our non-dermatologic tests.
The increase from our dermatologic tests was primarily due to an increase in DecisionDx-Melanoma test report volume of 20.7%, a higher average selling price for DecisionDx-SCC, where we did not begin receiving Medicare reimbursement until the second quarter of 2022 and then began being reimbursed at a higher rate beginning in July 2023, and an increase in DecisionDx-SCC test report volume of 91.9%.
The increase in revenue from our non-dermatologic tests of $15.0 million was primarily attributable to TissueCypher, due to higher test report volume and a higher average selling price, reflecting a higher 2023 reimbursement rate than our 2022 rates. Our IDgenetix test, which we acquired in connection with our acquisition of AltheaDx in April 2022, also contributed to the increase in non-dermatologic revenues during the period.
The increases in total net revenues were partially offset by the effect of variations in revenue adjustments related to tests delivered in previous periods, associated with changes in estimated variable consideration, which were $3.1 million of net negative revenue adjustments for the nine months ended September 30, 2023, compared to $1.9 million of net negative revenue adjustments for the same period in 2022. These amounts include (i) adjustments for actual collections versus estimated amounts and (ii) cash collections and the related recognition of revenue in current period for tests delivered in prior periods due to the release of the constraint on variable consideration.
Cost of Sales (exclusive of amortization of acquired intangible assets)
Cost of sales (exclusive of amortization of acquired intangible assets) for the nine months ended September 30, 2023 increased by $10.1 million, or 44.8%, compared to the nine months ended September 30, 2022, primarily due to increased expenditures on supplies, higher personnel costs, third-party services and rent. Supply and service expenses have increased due to higher laboratory activity, which is attributable to higher test report volume. The increase in personnel costs, including increases in salaries and wages, stock-based compensation expense and benefits, was primarily due to increased headcount driven by our expanded laboratory capacity. The increased personnel costs also reflect higher salaries and wages for existing employees. Due to the nature of our business, a significant portion of our cost of sales expenses represents fixed costs associated with our testing operations. Accordingly, our cost of sales expense will not necessarily increase or decrease commensurately with the change in net revenues from period to period. We expect our cost of sales expenses (exclusive of amortization of acquired intangible assets) to continue to increase in future periods as we hire additional laboratory personnel and related resources to support our expected growth in volume for our dermatologic, gastrointestinal, mental health and pipeline tests.
Gross Margin
Our gross margin percentage was 74.4% for the nine months ended September 30, 2023, compared to 71.1% for the nine months ended September 30, 2022. The increase was primarily due to higher revenues, partially offset by higher supplies expenditures and personnel costs, attributable to increases in laboratory headcount as well as higher rates of pay, and variations in revenue adjustments related to tests delivered in previous periods.

Research and Development
Research and development expenses increased by $7.0 million, or 20.9%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. Higher personnel costs comprise 85.1% of the increase and were primarily due to expansions in headcount in support of our growth, including higher salaries and wages, stock-based compensation expense, bonuses and employee benefits. Additionally, 26.4% is attributable to higher costs for clinical studies, most of which was attributable to our IDENTITY study and our inflammatory skin disease pipeline test. Increases in personnel and clinical studies expenses were partially offset by lower advisory costs. We expect to continue to invest in our research and development expenses as we fund ongoing evidence development related to our existing products as well as additional pipeline programs.
Selling, General and Administrative
The following table provides a breakdown of SG&A expenses (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
	(unaudited)
Sales and marketing	$86,693	$62,190	$24,503
General and administrative	49,369	42,387	6,982
Total selling, general and administrative expense	$136,062	$104,577	$31,485
Sales and marketing expenses increased by $24.5 million, or 39.4%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. Of the increase, 66.0% is attributable to higher personnel costs, including salaries, stock-based compensation, bonuses and employee benefits. Personnel costs have increased through the expansions of our dermatology-facing and non-dermatology-facing commercial teams and outside sales forces. In addition, higher personnel costs also reflect salary increases for members of our existing sales force. The remainder of the increase in sales and marketing expenses was primarily associated with travel, training events, conference fees and other marketing costs, attributable to our expanded commercial operations and headcount. Stock-based compensation expense included in sales and marketing expense was $14.0 million for the nine months ended September 30, 2023, compared to $8.7 million for the nine months ended September 30, 2022.
General and administrative expenses increased by $7.0 million, or 16.5%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase is primarily attributable to $6.2 million in higher personnel costs and $1.5 million in higher information technology-related costs. Increases in personnel costs reflect higher stock-based compensation and salaries. The higher personnel costs reflect expanded headcount in our administrative support functions as well as higher rates of salaries and wages. Increases in personnel costs and information technology-related costs were partially offset by a decrease in professional fees, primarily due to transaction costs incurred in connection with our acquisition of AltheaDx during the nine months ended September 30, 2022. Stock-based compensation expense included in general and administrative expense was $13.9 million for the nine months ended September 30, 2023, compared to $9.3 million for the nine months ended September 30, 2022. The remainder of the increase in general and administrative expenses was primarily associated with general increases across various categories.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets increased by $0.7 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase is primarily associated with amortization of developed technology attributable to the acquisition of AltheaDx in April 2022.
Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration for the nine months ended September 30, 2022 of $18.0 million, a net gain, was primarily related to the remeasurement of the Earnout Payments associated with our acquisition of Cernostics. There was no such activity during the nine months ended September 30, 2023.
Interest Income
Interest income increased by $5.8 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily as a result of higher interest rates and our purchases of marketable investment securities beginning in the third quarter of 2022.

Income Tax Expense (Benefit)
We recorded a minimal amount in income tax expense for the nine months ended September 30, 2023. Our income tax benefit was $1.8 million for the nine months ended September 30, 2022, and was primarily attributable to a reduction of $1.8 million in our valuation allowance on net deferred tax assets resulting from our acquisition of AltheaDx in April 2022. Specifically, we took into consideration the additional deferred tax liabilities resulting from the acquisition and determined that a portion of our existing valuation allowance should be reduced.
Stock-Based Compensation Expense
Stock-based compensation expense, which is allocated among cost of sales, research and development expense and SG&A expense, totaled $39.4 million for the nine months ended September 30, 2023, compared to $26.4 million for the nine months ended September 30, 2022. The increase is primarily due to our annual grant of equity awards in December 2022. We expect material increases in stock-based compensation expense in future periods, attributable to both existing awards outstanding and anticipated additional grants to our current and future employees. As of September 30, 2023, we had 587 employees compared to 517 as of September 30, 2022. As of September 30, 2023, the total unrecognized stock-based compensation cost related to outstanding awards was $96.4 million, which is expected to be recognized over a weighted-average period of 2.4 years.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents, marketable investment securities and cash generated from the sale of our products. All of our marketable investment securities are considered investment grade, are readily available for use in current operations and have contractual maturities of one year or less. As of September 30, 2023 and December 31, 2022, we had marketable investment securities of $138.5 million and $135.7 million, respectively. As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents of $91.2 million and $122.9 million, respectively.
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
In April 2022, we acquired AltheaDx, for $30.5 million in cash and $17.1 million in shares of our common stock. We agreed to pay contingent consideration of up $75.0 million, 50% in cash and 50% in common stock, based on the achievement of certain commercial milestones relating to the years ending December 31, 2022, 2023 and 2024. The portion associated with the commercial milestones for the year ended December 31, 2022 was not paid since the applicable commercial milestones were not met. This portion represented $35.0 million of the $75.0 million total potential payment obligation, exclusive of a potential catch-up payment in 2023 of $17.5 million which will become payable if all 2023 commercial milestones are fully met. Therefore, as of September 30, 2023, we have a potential payment obligation of up to $57.5 million with respect to the remaining commercial milestones for 2023 and 2024. In each case, the number of shares of our common stock that may be issued in connection with the commercial milestone payments is subject to limitations. Our actual liability with respect to these commercial milestone payments from our acquisition will depend, in part, on our ability to successfully integrate IDgenetix (acquired from

AltheaDx) into our suite of commercial product offerings and the timing thereof. See Note 6 of the unaudited condensed consolidated financial statements for additional information on the acquisition of AltheaDx.
On July 10, 2023, following approval by our board of directors, we entered into a definitive agreement to purchase a plot of land located in Friendswood, Texas for a purchase price of $7.6 million, subject to certain adjustments, for the purpose of developing a commercial office building which may be used as our future corporate headquarters. Under the agreement, we had the option to terminate the contract within 90 days, for any reason. On October 4, 2023, we amended the definitive agreement to extend the option period by an additional 30 days. The option period is being used to complete initial suitability diligence. Closing, if it should occur, is expected in late 2023.
Since our inception, we have generally incurred significant losses and negative cash flows. For the year ended December 31, 2022 we had a net loss of $67.1 million and an accumulated deficit of $160.9 million as of December 31, 2022. For the nine months ended September 30, 2023, we had a net loss of $54.9 million and an accumulated deficit of $215.8 million as of September 30, 2023. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful commercialization of our currently marketed products and the products we plan to launch in the future as well as our spending on research and development activities. We expect to incur additional expenses and losses in the future as we invest in the commercialization of our existing products and the development and commercialization of our current pipeline products and future product candidates. Further, we expect that any acquisitions of businesses, products, assets or technologies will also increase our expenses. We believe that our existing cash and cash equivalents, marketable investment securities and anticipated cash generated from the sale of our commercial products will be sufficient to fund our operations for at least the next 12 months and for the foreseeable future. We believe we will meet longer-term expected cash requirements and obligations through a combination of existing cash and cash equivalents, marketable investment securities and anticipated cash generated from sales of our products and issuances of equity securities or debt offerings. However, we have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. There are numerous risks and uncertainties associated with developing genomic tests, including, among others, the uncertainty of:
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
Total undiscounted future minimum payment obligations under our operating leases and finance leases as of September 30, 2023 totaled approximately $23.2 million, of which $0.6 million is payable through the remainder of 2023 and $22.6 million is payable through the end of 2033. The leases expire on various dates through 2033 and provide certain options to renew for additional periods. On April 18, 2023, we amended an existing lease agreement to lease additional laboratory space in Phoenix, Arizona. Upon taking possession of the additional laboratory space, we expect our undiscounted future minimum payment obligations to increase by approximately $1.7 million.
We expect our lease obligations may increase in the future as we expand our facilities, operations and headcount in support of the anticipated growth in our portfolio of commercial products and pipeline tests.
Cash Flows
The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022
	(unaudited)
Net cash used in operating activities	$(24,213)	$(35,655)
Net cash used in investing activities	(8,511)	(162,063)
Net cash provided by financing activities	999	2,265
Net change in cash and cash equivalents	(31,725)	(195,453)
Cash and cash equivalents, beginning of period	122,948	329,633
Cash and cash equivalents, end of period	$91,223	$134,180
Operating Activities
Net cash used in operating activities was $24.2 million for the nine months ended September 30, 2023, and was primarily attributable to the net loss of $54.9 million, increases in accounts receivable of $13.8 million, increases in accretion of discounts on marketable investment securities of $3.9 million, decreases in accrued compensation of $2.0 million and increases in inventory of $1.8 million, partially offset by non-cash stock-based compensation expense of $39.4 million, depreciation and amortization of $9.1 million, a change in accounts payable of $2.7 million and a change in other accrued and current liabilities of $1.4 million.
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
The $11.4 million decrease in net cash used in operating activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 is primarily due to increases in collections from customers attributable to higher net revenues partially offset by increases in operating expenditures. In part, the cash used during the nine months ended September 30, 2023 reflects the payment of annual cash bonuses to our employees as well as certain health care benefit payments totaling $17.7 million, that are not expected to recur during the remainder of 2023. In comparison, we paid $11.6 million during the same period in 2022 towards annual cash bonuses and certain health care benefits.
Investing Activities
Net cash used in investing activities was $8.5 million for the nine months ended September 30, 2023 and consisted primarily of purchases of marketable investment securities of $136.7 million and purchases of property and equipment of $9.8 million, partially offset by the maturity of marketable investment securities of $138.0 million. Net cash used in investing activities was $162.1 million for the nine months ended September 30, 2022 and consisted primarily of purchases of marketable investment securities of $131.8 million, the cash portion of the AltheaDx purchase consideration of $27.0 million (net of cash and cash equivalents acquired) and purchases of property and equipment of $3.8 million.
The $6.0 million increase in cash used for the purchase of property and equipment for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to the build out and completion of our new laboratory and office facilities located in Pittsburgh, Pennsylvania. Fixed asset purchases for this build out included those made for leasehold improvements, furniture and fixtures, new laboratory equipment and information technology infrastructure.

Financing Activities
Net cash provided by financing activities was $1.0 million for the nine months ended September 30, 2023, and consisted primarily of $2.0 million of proceeds from contributions to our 2019 Employee Stock Purchase Plan (the “ESPP”), $0.2 million of proceeds from exercise of common stock options, partially offset by the $1.1 million payment of employee taxes attributable to the vesting of Restricted Stock Units (“RSUs”).
Net cash provided by financing activities was $2.3 million for the nine months ended September 30, 2022, and primarily consisted of $1.8 million in proceeds from contributions to the ESPP and $0.7 million in proceeds from the exercise of stock options.
Inflation
In 2021, the rate of inflation in the United States began to increase but has continued to subside since the second half of 2022. We do not believe that inflation has had a material impact on our financial results during the three and nine months ended September 30, 2023. We are unable to predict if the rate of inflation will increase in future periods.
Critical Accounting Estimates
During the nine months ended September 30, 2023, except as noted below, there were no significant changes to the information discussed under “Critical Accounting Estimates” included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2022.
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
During the third quarter of 2023, we continued to monitor our market capitalization against the carrying value of our reporting unit and did not observe any significant changes since our impairment test at June 30, 2023. We are currently performing our annual impairment test, as of October 1, 2023, and we have not identified any additional indicators of impairment to date.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in legal proceedings arising in the ordinary course of business. We believe there is no pending or threatened litigation that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the nine months ended September 30, 2023 other than the updates to the risk factors or new risk factors set forth below. New risk factors that were not included in our Annual Report on Form 10-K for the year ended December 31, 2022 have been marked with an asterisk (*).
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
During the third quarter of 2023, we continued to monitor our market capitalization against the carrying value of our reporting unit and did not observe any significant changes since our impairment test at June 30, 2023. We are currently performing our annual impairment test, as of October 1, 2023, and we have not identified any additional indicators of impairment to date.
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
The process to obtain Medicare coverage is lengthy, time-consuming, has changed over time, may change in the future and requires significant dedication of resources, and as we develop or acquire new products, we may be unsuccessful in receiving Medicare coverage for those products or in maintaining our current Medicare coverage. On a periodic basis, CMS requests bids for its MAC services, and MAC jurisdictions have changed in the past. A change in our MAC, or future changes in the MolDX program, the elimination of the program, or a change in the administrator of that program, may affect our ability to maintain Medicare coverage and reimbursement for products for which we have coverage, obtain Medicare coverage for products for which we do not yet have coverage, or obtain Medicare coverage for any products we may launch in the future, or delay payments for our tests. Additionally, MACs that currently provide coverage for our products may periodically reevaluate their coverage decisions and decide to withdraw coverage based on a number of factors that we may not be able to predict or control. Accordingly, current Medicare coverage of our tests or a history of coverage by Medicare is no guarantee of future Medicare coverage. We have received positive coverage decisions and receive Medicare reimbursement for our DecisionDx-Melanoma, DecisionDx-UM, MyPath Melanoma tests, and IDgenetix. Our DecisionDx-SCC and TissueCypher tests receive Medicare reimbursement as well. If coverage for one or more of our products is withdrawn, our business could be adversely impacted.
On June 2, 2023, Novitas finalized the oncology biomarker LCD pursuant to which the DecisionDx-SCC test would no longer be covered by Medicare effective July 17, 2023. However, on July 6, 2023, Novitas suspended the final version of the LCD and on July 27, 2023, Novitas posted a nearly identical draft LCD that also recommends non-coverage for our DecisionDx-SCC test. The comment period for the proposed LCD ended on September 9, 2023. On June 8, 2023, both Palmetto and Noridian posted their draft LCD recommending no coverage for DecisionDx-SCC. The comment period for the draft LCDs ended on July 22, 2023. We cannot predict whether these LCDs will be finalized as proposed or what the timing of any final LCD might be.
Under Medicare, payment for products like ours is generally made under the CLFS with payment amounts assigned to specific procedure billing codes. Medicare reimbursement rates for our tests are subject to change and may decrease from those currently in effect. For example, in February 2023, MolDX notified us that IDgenetix should shift billing to a different generic gene sequencing CPT code and continue using the IDgenetix Z-Code beginning in March 2023. As a result of this change, the Medicare reimbursement rate for the IDgenetix multi-gene panel decreased from approximately $1,500 to $917 per test. The new PLA code becomes effective October 1, 2023 and is currently undergoing the 2024 CLFS pricing process. In September 2023, CMS posted a preliminary CLFS determination which crosswalks our PLA CPT code to an existing PLA code at a rate of $1,336 per test. The final 2024 CLFS rates will be posted in the fourth quarter of 2023.
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
Our products are currently marketed as laboratory developed tests, and any changes in regulations or the U.S. Food and Drug Administration’s (“FDA”) enforcement discretion for laboratory developed tests, or violations of regulations by us, could adversely affect our business, prospects, results of operations or financial condition.
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
The FDA has adopted a policy of enforcement discretion with respect to LDTs whereby the FDA does not actively require premarket review of LDTs or otherwise impose its requirements applicable to other medical devices on LDTs. On October 3, 2023, the FDA issued proposed regulations under which it would phase out its enforcement discretion approach to LDTs over a period of four years. Although the proposed regulation is subject to a period of notice and comment, if finalized as proposed, we would be required to obtain premarket approval (“PMA”) for certain of our tests by October 1, 2027. We would also be subject to device registration and listing requirements, medical device reporting requirements and the requirements of the FDA’s Quality System Regulation. We may be required to conduct clinical trials prior to continuing to sell our existing products or launching any other products we may develop. This may increase the cost of conducting, or otherwise harm, our business.
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
If the FDA begins to actively regulate our diagnostic products, we may be required to obtain premarket clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act (the “FDCA”) or a PMA. The process for submitting a 510(k) premarket notification and receiving FDA clearance usually takes from three to 12 months, but it can take significantly longer and clearance is never guaranteed. The process for submitting and obtaining FDA approval of a PMA is much more costly, lengthy and uncertain. It generally takes from one to three years or even longer, and approval is not guaranteed. PMA approval typically requires extensive clinical data and can be significantly longer, more expensive and more uncertain than the 510(k) clearance process. Despite the time, effort and expense expended, there can be no assurance that a particular device ultimately will be cleared or approved by the FDA through either the 510(k) clearance process or the PMA process on a timely basis, or at all. Moreover, there can be no assurance that any cleared or approved labeling claims will be consistent with our current claims or adequate to support continued adoption of and reimbursement for our products. If premarket review is required for some or all of our products, the FDA may require that we stop selling our products pending clearance or approval, which would negatively impact our business. Even if our products are allowed to remain on the market prior to clearance or approval, demand or reimbursement for our products may decline if there is uncertainty about our products, if we are required to label our products as investigational by the FDA, or if the FDA limits the labeling claims we are permitted to make for our products. As a result, we could experience significantly increased development costs and a delay in generating additional revenue from our products, or from other pipeline products.
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
If the FDA changes or ends its policy of enforcement discretion with respect to LDTs, whether by finalization of regulations initial proposed on October 3, 2023, or otherwise, and our products become subject to the FDA’s requirements for premarket review of medical devices, we may be required to cease commercial sales of our products and conduct clinical trials prior to making submissions to the FDA to obtain premarket clearance or approval. If we are required to conduct such clinical trials, delays in the commencement or completion of clinical trials could significantly increase our product development costs and delay commercialization of any currently marketed testing that we may be required to cease selling or the commercialization of any future tests that we may develop. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory clearance or approval. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial.
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
In July 2023, we elected to temporarily pause accepting additional TissueCypher orders to focus on scaling efforts and to work through a significant backlog of orders. In September 2023, we resumed accepting new orders for testing in a phased approach consistent with continued scaling activity aimed at accommodating current demand and future growth. As of mid-October 2023, we have completed the pre-existing backlog orders. However, there can be no assurance that our efforts will be successful, which could damage our reputation and the prospects for our business.
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
In July 2023, we elected to temporarily pause accepting additional TissueCypher orders to focus on scaling efforts and to work through a significant backlog of orders. In September 2023, we resumed accepting new orders for testing in a phased approach consistent with continued scaling activity aimed at accommodating current demand and future growth. As of mid-October 2023, we have completed the pre-existing backlog orders. However, there can be no assurance that we will be successful in our efforts.
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
•the extent and duration of the impacts on our operations of general political and economic conditions, including public health crises such as COVID-19, the Israel-Hamas war, the ongoing conflict between Ukraine and Russia, economic slowdowns, recessions or market corrections, the duration and effects of elevated inflation, rising interest rates and tightening of credit markets resulting from the conflict or other evolving macroeconomic developments;
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
Since the effective date of our registration statement through September 30, 2023, we have not used any of the net proceeds from the IPO. Pending such uses, we have invested, and plan to continue to invest, the balance of the net proceeds from the IPO in cash and cash equivalent securities or highly liquid investment securities.
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

10.1#*	Purchase Sale Agreement of Land, dated July 10, 2023, by and between the Registrant and Hal B. Boone.
10.2*	Sixth Amendment to Standard Office Lease, dated August 2, 2023, by and between the Registrant and Alturas Siete I, LLC.
10.3*	First Amendment to Purchase Sale Agreement of Land, dated October 4, 2023, by and between the Registrant and Hal B. Boone.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).
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

CASTLE BIOSCIENCES, INC.

Date:	November 2, 2023	By:	/s/ Derek J. Maetzold
Derek J. Maetzold President and Chief Executive Officer (Principal Executive Officer)

Date:	November 2, 2023	By:	/s/ Frank Stokes
Frank Stokes Chief Financial Officer (Principal Financial and Accounting Officer)