Form 10-K
period 2023-12-31
CASTLE BIOSCIENCES INC
filed 2024-02-28
CIK 1447362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was $311 million based on the closing price of the registrant’s common stock on June 30, 2023, as reported by the Nasdaq Global Market.
As of February 21, 2024, there were 27,449,983 shares of common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, subsequent to the date hereof pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. The registrant intends to file such proxy statement with the SEC not later than 120 days after the conclusion of its fiscal year ended December 31, 2023.

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
•the impact of geopolitical and macroeconomic developments, such as the Israel-Hamas war, and the ongoing conflict between Ukraine and Russia and related sanctions on our business;
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
Risks Related to our Business
•Our revenue currently depends primarily on sales of DecisionDx®-Melanoma and our other dermatologic tests, and we will need to generate sufficient revenue from this and other products to grow our business.
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
•If our primary clinical laboratory facilities become damaged or inoperable, or we are required to vacate our existing facilities, our ability to perform our tests and pursue our research and development efforts may be jeopardized.
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
•Our employees, clinical investigators, consultants, speakers, and vendors and any current or potential commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.
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
•Our business could be adversely affected by natural disasters, public health crises and other events beyond our control.
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
Overview
Castle Biosciences is a molecular diagnostics company offering innovative test solutions to aid clinicians in the diagnosis and treatment of dermatologic cancers, Barrett’s esophagus, uveal melanoma, and in the treatment of mental health conditions. Since our inception in 2008, it has been our vision to transform disease management by keeping people first: patients, clinicians, employees and investors. This foundational strategy remains the guidepost for the direction of our company and the basis of long-term value creation.
Our Testing Solutions
Our tests are designed to deliver personalized information to help better inform care decisions. For our tissue based tests, we use multi-analyte assays with algorithmic analysis (“MAAA”) to characterize an individual patient’s biology to inform specific risk of progression.
Test Portfolio and Market Overview
The foundation of our business is our dermatologic cancer franchise. We currently offer five commercially available proprietary MAAA tests for use in the dermatologic, gastroenterology and ocular fields and a proprietary pharmacogenomic (“PGx”) test to guide optimal drug treatment for patients diagnosed with depression, anxiety and other mental health conditions.
Maintaining commercial success for our existing test portfolio requires generating ongoing evidence, such as clinical use documentation, to support appropriate clinician adoption, reimbursement success and guideline inclusion. The clinical validity and utility of our test portfolio is supported by peer-reviewed publications and ongoing clinical studies. Collectively, approximately 140 peer-reviewed articles have been published demonstrating the analytical validity, clinical validity and clinical utility of the tests in our portfolio.
DecisionDx-Melanoma
DecisionDx-Melanoma is our proprietary risk stratification gene expression profile (“GEP”) test that predicts the risk of metastasis, or recurrence, for patients diagnosed with invasive cutaneous melanoma (“CM”), a deadly skin cancer.
In a typical year, we estimate approximately 130,000 patients are diagnosed with invasive CM in the United States, representing an estimated U.S. TAM of approximately $540 million. This estimated annual incidence number is based upon a calculation using data from the U.S. Surveillance, Epidemiology, and End Results registries and subsequently adjusted for the documented underreporting of melanoma diagnoses which range from 30%-72%. Based on currently available data, we estimate the targetable clinician base treating melanoma is between 11,000 and 15,000. Based on the substantial clinical evidence that we have developed, we have received Medicare coverage for DecisionDx-Melanoma. We estimate that approximately 50% of patients diagnosed with CM are 65 years of age or older.
As of December 31, 2023, 49 peer-reviewed articles, six of which were published in 2023, support the clinical validity, clinical utility and impact on outcomes of our DecisionDx-Melanoma test. Based on our published data, we have shown that DecisionDx-Melanoma can be an accurate, independent predictor of the risk of metastasis or recurrence, including recurrence to the sentinel lymph node.

DecisionDx-SCC
DecisionDx®‑SCC is our proprietary risk stratification GEP test for use in patients with cutaneous squamous cell carcinoma (“SCC”), the second most common form of skin cancer, with one or more risk factors (also referred to as “high-risk” SCC). We estimate 20% of SCC patients, or 200,000 annually in the United States, are classified as high risk, representing an estimated U.S. TAM of approximately $820 million.
DecisionDx-SCC is clinically validated to predict metastatic risk for individual SCC patients with one or more risk factors. Independent validation was established in a prospectively designed, multi-center (33 centers) study with archival tissue, in 420 patients, with known three-year outcomes. The study population was representative of a high-risk SCC population. Multivariate analysis shows DecisionDx-SCC provides the strongest independent prognostic information in SCC patients with one or more high-risk factors. As of December 31, 2023, DecisionDx-SCC was supported by 16 peer-reviewed publications.
MyPath Melanoma
MyPath® Melanoma is our proprietary GEP test offering for patients with difficult-to-diagnose melanocytic lesions. Of the two million suspicious pigmented lesions biopsied annually in the United States, we estimate approximately 300,000 of those present a difficult-to-diagnose melanocytic lesion, representing an estimated U.S. TAM of approximately $600 million.
As of December 31, 2023, MyPath Melanoma has been clinically validated through three studies and is supported by 17 peer-reviewed publications.
TissueCypher
TissueCypher® is our proprietary risk stratification spatial omics test designed to predict future development of high-grade dysplasia (“HGD”) and/or esophageal cancer in patients with non-dysplastic (“ND”), indefinite dysplasia (“IND”) or low-grade dysplasia (“LGD”) Barrett’s esophagus (“BE”).
There are approximately four million patients in the U.S. currently diagnosed with BE and approximately 415,000 patients annually undergo an endoscopic biopsy with a subsequent diagnosis of ND, IND or LGD BE, representing an estimated U.S. TAM of approximately $1 billion.
As of December 31, 2023, our TissueCypher test is supported by 14 peer-reviewed clinical validation and utility studies.
DecisionDx-UM
DecisionDx®-UM is our proprietary risk stratification GEP test that helps healthcare providers predict the risk of metastasis for patients with uveal melanoma (“UM”), also referred to as ocular melanoma. The Medicare eligible population represents close to 45% of the addressable market. We estimate approximately 2,000 patients in the United States are diagnosed annually with UM, representing an estimated U.S. TAM of approximately $10 million.
DecisionDx-UM has been clinically validated by an independent prospective, multi-center study, by multiple retrospective and prospective single-center studies. As of December 31, 2023, our DecisionDx-UM test is supported by 25 peer-reviewed publications.
IDgenetix
IDgenetix® is our proprietary PGx test that helps guide optimal drug treatment for patients diagnosed with major depressive disorder, schizophrenia, bipolar disorder, anxiety disorders, social phobia, obsessive-compulsive personality disorder, post-traumatic stress disorder, and attention deficit hyperactivity disorder. IDgenetix is designed to provide important genetic information to clinicians to help guide personalized treatment plans for their patients, with the potential to help patients achieve a faster therapeutic response and improve their chances of remission by identifying appropriate medications more efficiently than the standard of care trial-and-error approach.
We estimate a U.S. TAM of approximately $5 billion associated with this test. We began offering the IDgenetix test following our acquisition of AltheaDx, Inc. (“AltheaDx”), in April 2022.
IDgenetix is supported by a published, peer-reviewed randomized controlled trial that demonstrated clinical utility over the standard of care when physicians used IDgenetix prior to prescribing a medication. The trial was conducted across 20 independent clinical sites within the United States specializing in psychiatry, internal medicine, obstetrics & gynecology, and family medicine. As of December 31, 2023, our IDgenetix test is supported by 19 peer-reviewed publications.

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
In 2021, we announced the launch of our innovative pipeline initiative to develop a genomic test, or series of tests, aimed at predicting response to systemic therapy in patients with moderate to severe atopic dermatitis, psoriasis and related inflammatory skin conditions. In the United States alone, there are approximately 18 million patients diagnosed with psoriasis and atopic dermatitis. Approximately 450,000 of these patients annually are eligible for systemic therapies. If successful, this inflammatory skin disease pipeline test has the potential to add approximately $1.9 billion to our current estimated U.S. TAM. In the same year, we initiated a large, prospective, multi-center clinical study to develop and validate this pipeline test, formed a steering committee comprised of leading experts in the field and received Institutional Revenue Board (“IRB”) approval. As of December 31, 2023, there were more than 45 active clinical study sites and over 1,000 patients enrolled in the development and validation study. Based upon current clinical research progress and assuming a positive outcome of our discovery, development and validation efforts, we expect to launch this pipeline test by the end of 2025.
In addition to the U.S. TAM for each of the tests in our portfolio disclosed above, we estimate that the tests in our pipeline add an additional estimated $5.7 billion to our U.S. TAM. U.S. TAM is based on estimated patient population assuming average reimbursement rate among all payors.
We expect to continue to pursue pipeline initiatives for tests that will branch out upstream, downstream and parallel to our existing tests, within or adjacent to our established dermatological call points.
Acquisitions
From time to time, we may consider engaging in transactions such as acquisitions of businesses, assets, products or technologies, as well as technology licenses or investments in complementary businesses where we believe strategic opportunities exist.
In April 2022, we acquired AltheaDx, a commercial-stage molecular diagnostics company specializing in the field of PGx testing services, for total consideration of $47.6 million, consisting of $30.5 million in cash and $17.1 million in shares of our common stock, adding the IDgenetix test to our portfolio.
In December 2021, we extended our commercial portfolio of proprietary tests into the gastroenterology market through our acquisition of Cernostics, Inc. (“Cernostics”) and the TissueCypher platform for total consideration of $49.0 million.
In May 2021, we acquired Myriad myPath, LLC and MyPath Melanoma test from Myriad Genetics, Inc. for a cash purchase price of $32.5 million.

Test Report Volume and Revenue
The number of test reports we generate is a key indicator that we use to assess our business. Since our inception, we have delivered more than 217,000 clinical patient test reports across our product portfolio. The numbers of test reports delivered by us and our net revenues during the past five years are presented in the table below:

	Years Ended December 31,
	2023	2022	2021	2020	2019
DecisionDx-Melanoma	33,330	27,803	20,328	16,232	15,529
DecisionDx‑SCC(1)	11,442	5,967	3,510	485	—
Diagnostic GEP offering(2)	3,962	3,561	2,662	73	—
Dermatologic Total	48,734	37,331	26,500	16,790	15,529
DecisionDx-UM	1,674	1,711	1,618	1,395	1,526
TissueCypher(3)	9,100	2,128	27	—	—
IDgenetix(4)	10,921	3,249	—	—	—
Grand Total	70,429	44,419	28,145	18,185	17,055

Net Revenues (in thousands)	$219,788	$137,039	$94,085	$62,649	$51,865

(1)On August 31, 2020, we commercially launched our cutaneous SCC proprietary GEP test for use in patients with one or more risk factors.
(2)Includes MyPath Melanoma and DiffDx®-Melanoma. On November 2, 2020, we commercially launched our DiffDx-Melanoma test. We began offering MyPath Melanoma following our acquisition of the Myriad MyPath Laboratory on May 28, 2021. We offered both MyPath Melanoma and DiffDx-Melanoma under our Diagnostic GEP offering until February 2023 when we suspended the clinical offering of DiffDx-Melanoma.
(3)We began offering the TissueCypher on December 3, 2021, following our acquisition of Cernostics. Our TissueCypher test report volumes primarily derived from processed backlog orders. We temporarily paused accepting additional orders in July 2023 and resumed accepting new orders in a phased approach in September 2023. We completed processing of our pre-existing backlog orders in October 2023 and continue to accept new orders as of December 31, 2023.
(4)We began offering the IDgenetix test on April 26, 2022, following our acquisition of AltheaDx. Includes both single-gene and multi-gene tests.
Our Commercial Channel
Sales and Marketing
Our sales and marketing efforts are primarily focused on the U.S. skin cancer, gastroenterology and mental health markets. We employ a direct sales and marketing strategy to educate clinicians and associated personnel on the clinical and economic benefits of our products. Our sales approach is highly technical, and our team is trained to articulate the scientific and clinical evidence behind our products and how they influence the clinical care pathway and ultimately improve patient outcomes.
We will continue to assess market response in determining further commercial expansions and commercial team structure.
Medical Affairs
We also deploy an experienced medical affairs group to assist education of treating clinicians and key opinion leaders, to identify and engage sites for our sponsored clinical studies and to evaluate collaborative study opportunities. Our medical affairs strategy complements our sales, marketing and clinical research operations efforts. We will continue to assess the market needs in determining further expansions of our medical affairs team.
Reimbursement
The primary source of revenue for our products is reimbursement from third-party payors, which includes government payors, such as Medicare, and commercial payors, such as insurance companies. Achieving broad coverage and reimbursement of our current products by third-party payors and continued Medicare coverage are key components of our financial success.
We bill third-party payors and patients for the tests we perform. We have received Medicare coverage for our DecisionDx-Melanoma, DecisionDx-SCC, MyPath Melanoma, DecisionDx-UM, TissueCypher and IDgenetix tests which meet certain criteria for Medicare and Medicare Advantage beneficiaries. A “covered life” means a subscriber, or a dependent of a subscriber, who is insured under an insurance carrier’s policy.
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
We have broad positive policy coverage for our DecisionDx-UM test and have executed contracts with certain commercial payors. For our other tests, we engage third-party payors for positive coverage and have received positive policy recommendations from many third-party technical assessment review groups. During the year ended December 31, 2023, we received multiple positive medical policy recommendations from many commercial payors for tests across our product line. We also received multiple positive medical policies and technology assessments from Laboratory Benefit Management (“LBM”) and Technology Evaluation Companies (“TEC”) organizations. We anticipate receiving additional positive medical policy recommendations and technology assessments in the future as we continue to develop and expand our evidence portfolio.
Dependence on Third-Party Payors
We receive a substantial portion of our revenue from a small number of third-party payors. Our revenue from patients covered by Medicare as a percentage of total revenue, was 49% for the year ended December 31, 2023. Additionally, there was a commercial payor from which 14% of our revenue from patients was derived for the year ended December 31, 2023.
Government Payors
Medicare coverage is limited to items and services that are within the scope of a Medicare benefit category and that are reasonable and necessary for the diagnosis or treatment of an illness or injury. The controlling Medicare regulation for guiding the assessment of reasonable and necessary of diagnostic laboratory tests is 42 CFR. Section 410.32(a). Medicare Administrative Contractors (“MACs”) can provide coverage through evidentiary based reviews as well as more formal processes such as development of local coverage determinations (“LCD”).
Our laboratories are located in Phoenix, Arizona and Pittsburgh, Pennsylvania. The MAC responsible for administering claims for laboratory services located in Arizona is Noridian Healthcare Solutions, LLC (“Noridian”). Noridian has a joint operating agreement with Palmetto GBA MolDX (“Palmetto”) where Palmetto is responsible for reviewing genomic based tests. The MAC responsible for administering claims for laboratory services located in Pennsylvania is Novitas Solutions (“Novitas”).
Medicare
DecisionDx-Melanoma
Palmetto issued a final expanded test-specific LCD for DecisionDx-Melanoma, effective November 22, 2020. With this expanded LCD and the accompanying billing and coding articles, we estimate that a significant majority of the DecisionDx-Melanoma tests performed for Medicare patients will meet the coverage criteria. Noridian adopted the same coverage policy as Palmetto and also issued an expanded final LCD for DecisionDx-Melanoma, effective December 6, 2020. On May 19, 2022, Palmetto finalized an LCD that converted the DecisionDx-Melanoma test-specific LCD to a “foundational” LCD with Noridian issuing the same on June 16, 2022. The final LCDs did not result in any changes in coverage.
DecisionDx-UM
Palmetto issued a final test-specific LCD for DecisionDx-UM, which became effective in July 2017, and Noridian issued a similar LCD that became effective in September 2017. We estimate that a significant majority of the DecisionDx-UM tests performed for Medicare patients will meet the coverage criteria.

MyPath Melanoma and DiffDx-Melanoma
MyPath Melanoma was covered under a test-specific LCD policy through Noridian that became effective in June 2019. Effective August 6, 2023, Palmetto and Noridian issued LCDs that converted the test-specific MyPath Melanoma LCD to a “foundational” LCD and provided coverage for both MyPath Melanoma and DiffDx-Melanoma.
DecisionDx‑SCC
We issue our DecisionDx-SCC tests from our Pittsburgh and Phoenix labs, with a majority of tests being issued from our Pittsburgh lab. As previously discussed, Novitas is the MAC responsible for administering claims for test reports issued by our Pittsburgh laboratory.
We requested and received an evidentiary review of our DecisionDx-SCC by Novitas during the first quarter of 2022. Based upon this review, DecisionDx-SCC test began receiving coverage in April 2022.
On June 9, 2022, Novitas posted a draft oncology biomarker LCD that proposes to rely upon evidentiary reviews sourced from three databases for all oncology biomarker tests: ClinGen, OncoKB and National Comprehensive Cancer Network (“NCCN”). We believe the purpose of the proposals in this draft LCD are to streamline future reviews. Two of the databases do not review GEP tests and NCCN has not yet, to our knowledge, reviewed DecisionDx-SCC. If finalized as proposed, then DecisionDx-SCC would not have been included as a covered test in the associated billing and coding article. The comment period for the draft LCD ended on September 6, 2022.
On June 2, 2023, Novitas posted a finalized oncology biomarker LCD pursuant to which the DecisionDx-SCC test would no longer be covered by Medicare effective July 17, 2023. However, on July 6, 2023, Novitas suspended the final version of the LCD and announced its intent to post a new proposed LCD for comment and presentation at an open meeting. On July 27, 2023, Novitas posted a nearly identical proposed oncology biomarker LCD that continues to intend to rely upon evidentiary reviews sourced from three databases: ClinGen, OncoKB and NCCN. The proposed LCD also recommends non-coverage for our DecisionDx-SCC test. The comment period for the proposed LCD ended on September 9, 2023. We cannot predict whether this LCD will be finalized as proposed or what the timing of any final LCD might be.
As previously discussed, the Palmetto MolDX program oversees MAAA tests that are reported from our Phoenix laboratory and Noridian is the MAC responsible for administering claims for test reports issued by our Phoenix laboratory. In the second quarter of 2020, we submitted our technical assessment dossier for DecisionDx-SCC to Palmetto and Noridian. The dossier was accepted as complete in the third quarter of 2020. On June 8, 2023, both Palmetto and Noridian posted a preliminary draft LCD recommending no coverage for DecisionDx-SCC. The comment period for the draft LCDs ended on July 22, 2023.
Advanced Diagnostic Laboratory Tests
Advanced Diagnostic Laboratory Test (“ADLT”) status is a designation granted by CMS for clinical diagnostic laboratory tests offered and furnished by a single laboratory and covered under Medicare Part B that meet one of the following criteria:
Criterion A: The test:
•Is an analysis of multiple biomarkers of DNA, RNA or proteins;
•When combined with an empirically derived algorithm, yields a result that predicts the probability a specific individual patient will develop a certain condition or conditions, or respond to a particular therapy or therapies;
•Provides new clinical diagnostic information that cannot be obtained from any other test or combination of tests; and
•May include other assays.
Criterion B: The test is cleared or approved by the FDA. Laboratories requesting ADLT status under this criterion are required to submit documentation of premarket approval (“PMA”) or premarket notification from the FDA.
All five of our commercially available proprietary MAAA tests have been reviewed by the CMS and have been granted ADLT status. ADLT status is not an indication of future coverage.

Medicare Reimbursement Rates
DecisionDx-Melanoma
On May 17, 2019, CMS determined that DecisionDx-Melanoma meets the criteria for “new ADLT” status. Our rate is set annually based upon the median private payor rate for the first half of the second preceding calendar year. For example, the rate for 2023 was set using median private payor rate data from January 1, 2021 to June 30, 2021. Our rate for 2022 and 2023 was $7,193 per test and is $7,193 for 2024.
DecisionDx-UM
On May 17, 2019, CMS determined that DecisionDx-UM meets the criteria for “existing advanced diagnostic laboratory test” status, also referred to as “existing ADLT” status. Our rate is set annually based upon the median private payor rate for the first half of the second preceding calendar year. For example, the rate for 2023 was set using median private payor rate data from January 1, 2021 to June 30, 2021. Our rate for 2022 and 2023 was $7,776 per test and is $7,776 for 2024.
MyPath Melanoma
On September 6, 2019, MyPath Melanoma was approved as a “new ADLT”. Our rate is set annually based upon the median private payor rate for the first half of the second preceding calendar year. Our rate for 2022 was $1,950 per test. Our 2023 rate was set at $1,755 per test, based on data submitted by the predecessor owner of the Myriad MyPath Laboratory relating to the first half of 2021. Our 2024 rate is set at $1,950 per test.
DiffDx-Melanoma
In the second quarter of 2022, we obtained a Proprietary Laboratory Analyses (“PLA”) code for DiffDx-Melanoma. In 2023, DiffDx-Melanoma went through the CMS gapfill process which concluded in September 2023 with CMS posting a final MAC-specific gapfill rate of $1,950 per test. Our rate for 2024 is $1,950 per test.
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
DecisionDx‑SCC
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
On June 30, 2023, CMS determined DecisionDx-SCC meets the criteria for “new ADLT” status. Effective July 1, 2023 and through March 31, 2024, CMS set the initial period rate equal to the list price of $8,500 per test. Effective April 1, 2024 and through December 31, 2025, the published CLFS rate for DecisionDx-SCC will be based on the median private payor rates received between July 1, 2023 and November 30, 2023. We submitted the median private payor data to CMS during the data reporting period in December 2023. Future rates will be set annually based upon the median private payor rate for the first half of the second preceding calendar year. ADLT status determines the process by which the rate is set and is not an indication of Medicare coverage.

TissueCypher
TissueCypher is processed in our Pittsburgh, Pennsylvania laboratory and falls under the Medicare jurisdiction managed by Novitas. From January 1, 2022 through March 31, 2022, we received payments for claims according to the published CLFS rate at $2,513 per test. On March 24, 2022, CMS determined TissueCypher meets the criteria for “new ADLT” status. ADLT status exempts TissueCypher from what is called the “14-day rule,” which simplifies the billing process for Medicare patients. From April 1, 2022 through December 31, 2022, CMS set the initial period rate equal to the original list price of $2,350 per test. Effective January 1, 2023, the published CLFS rate for TissueCypher was set at $4,950 per test, which will remain effective through December 31, 2024. This rate is based on the median private payor rates received between April 1, 2022 and August 31, 2022. Thereafter, the rate will be set annually based upon the median private payor rate for the first half of the second preceding calendar year.
IDgenetix
IDgenetix is currently covered under a Noridian LCD policy and accompanying billing and coding article developed by MolDX. The Medicare coverage includes depression and the following seven additional mental health conditions beyond major depressive disorder: schizophrenia, bipolar disorder, anxiety disorders, social phobia, obsessive-compulsive personality disorder, post-traumatic stress disorder and attention deficit hyperactivity disorder. IDgenetix has historically been billed to Medicare using an unspecified CPT code along with the IDgenetix test-specific MolDX Z-code (the “IDgenetix Z-Code”). We acquired AltheaDx and the IDgenetix test in April 2022 and received Medicare reimbursement at a rate of approximately $1,500 per test. In February 2023, MolDX notified us that as part of its annual CPT code updates, IDgenetix should shift billing to a different multi-test generic gene sequencing CPT code (the “New CPT Code”) and continue using the IDgenetix Z-Code beginning in March 2023. The New CPT Code was set at $917 per test while the test went through CMS’s Gapfill pricing process. We believed the new CPT Code, in conjunction with the IDgenetix Z-Code, did not describe all of the components of the IDgenetix test and thus, was not appropriate for IDgenetix. We subsequently obtained a test-specific PLA CPT code which became effective October 1, 2023. In November 2023, CMS posted its final CLFS determination which crosswalks our PLA CPT code to an existing PLA code at a rate of $1,336 per test effective January 1, 2024.
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
•Ability to efficiently commercialize both our current and our pipeline products
We believe we compete favorably on the factors described above.
Today, our principal competition for DecisionDx-Melanoma is existing traditional clinical and pathology staging criteria. While some clinical and pathology criteria have changed over time, this approach has been the standard of care in the United States for many years, and clinicians may be unwilling to accept the validity of the published data and adopt our test until it has become incorporated into national guidelines. In addition, we currently face, or may face, competition from a limited number of companies who are working in this disease space, such as SkylineDx/Tempus/Quest, AMLo/Avero and Neracare. In the future, we may face additional competitors.
We are unaware of late-stage work being performed to develop and validate a product that would compete with DecisionDx-SCC. We believe that the current primary competitor for DecisionDx-SCC is existing traditional clinical and pathology staging criteria. In the future, we may face additional competitors.
DecisionDx-UM competes with a subsidiary of LabCorp and several academic laboratories, all of which have had tests available for several years. To date, our data has demonstrated that DecisionDx-UM is clinically and statistically superior to these products. In the future, we may face additional competitors.
Today, principal competition for the TissueCypher test is existing traditional clinical and pathology assessment. In the future this assessment may include the use of immunohistochemical evaluation of individual protein biomarkers as an aid to pathology. While some clinical and pathology criteria have changed over time, this approach has been the standard of care in the United States for many years, and physicians may be unwilling to accept the validity of the published data and adopt our test until this has become incorporated into clinical guideline recommendations from gastrointestinal clinical societies, or other national guidelines. In addition, we currently face, or may face, competition from companies such as Previse, Interpace Diagnostics and other companies. Other companies actively engaged in GERD screening to diagnose BE may also look to develop prognostic tests for patients diagnosed with BE, and these could compete with TissueCypher in the future. In the future, we may face additional competitors.
With respect to IDgenetix, our competition arises from other parties using the same or similar methods as well as alternative methods of PGx testing. IDgenetix competes with Myriad Genetics’s GeneSight test, Genomind’s PGx test, and tests from numerous other commercial and academic laboratories.
Laboratory Operations
In 2023, we operated laboratory facilities in Phoenix, Arizona and Pittsburgh, Pennsylvania. All of our facilities are Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certified, College of American Pathologists (“CAP”) accredited labs. We manage these laboratories to produce the volume of testing required to cover our portfolio of products while maintaining efficiencies, redundant capabilities, and business continuity. Our facilities are positioned to operate in all 50 states, including those requiring additional licenses or certifications such as California, Pennsylvania, Rhode Island, Maryland and New York. In 2022, we folded operations from our San Diego lab into the Phoenix facility and permanently closed our California location.
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
License Agreement with The Washington University
In November 2009, we entered into a license agreement (the “License Agreement”) with The Washington University in St. Louis, Missouri (“WUSTL”) to license certain patent rights and technical information from WUSTL for the development of melanoma products (the “Products”), and services (the “Services”). The rights licensed under this agreement are used in DecisionDx-UM only.
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
Under the License Agreement, we are required to use best efforts to carry out the activities under an agreed-upon development plan (the “Development Plan”) and meet any and all milestones set forth in the Development Plan. We are required to make milestone payments to WUSTL upon successful completion of development and commercialization milestones as set forth in the Development Plan. For each Product or Service that receives FDA approval, PMA or premarket notification, we are obligated to make a milestone payment to WUSTL in the mid-four digits. For the issuance of the first U.S. patent and the first foreign patent, we are obligated to make aggregate milestone payments to WUSTL in the low-five digits.
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

Patents and Patent Applications
We have developed a global patent portfolio that as of December 31, 2023, is comprised as follows:

	Number of Applications and Patents
Commercial Focus	United States	International	Total
Owned Patent Families
Methods for predicting risk of metastasis in cutaneous melanoma	3	19	22
Methods of diagnosing and treating patients with pigmented skin lesions	1	—	1
Methods of diagnosing and treating patients with cutaneous squamous cell carcinoma	2	19	21
Determining Prognosis and Treatment based on Clinical-Pathologic Factors and Continuous Multigene-Expression Profile Scores	1	—	1
Diagnosing and Treating Atopic Dermatitis and/or Psoriasis	2	—	2
Diagnosing and Treating Uveal Melanoma	1	—	1
Genes and gene signatures for diagnosis and treatment of melanoma	7	33	40
Method for automated tissue analysis	2	3	5
Systems and compositions for diagnosing BE and methods of using same	3	13	16
Methods of predicting progression of BE	2	22	24
Expression profiling using microarrays	1	—	1
Licensed Portfolio from WUSTL
Method for predicting risk of metastasis	2	—	2
Compositions and methods for detecting cancer metastasis	2	2	4
Total	29	111	140
Included in the table above are 16 issued U.S. patents and 77 issued international patents. This global patent portfolio has filing dates ranging from 2007 to 2023, and therefore are projected to expire between 2027 and 2043, subject to any patent term extension or patent term adjustment that might be available in a particular jurisdiction. The owned and licensed families contain issued patents and pending applications that relate to devices, systems, and methods for macromolecular analysis, and reflect our active and ongoing research programs.
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
Because we receive specimens from the state of New York, our clinical reference laboratory is required to be licensed by New York, have a lab director with a specific certificate of qualification and is subject to biennial New York state inspections to ensure the lab is compliant with New York licensing standards. New York regulations also mandate proficiency testing for laboratories licensed under New York state law, regardless of whether such laboratories are located in New York. If a laboratory is out of compliance with New York statutory or regulatory standards, the New York State Department of Health (the “NYSDOH”) may suspend, limit, revoke or annul the laboratory’s New York license, censure the holder of the license, or assess civil money penalties. We have received formal approval from the NYSDOH to offer the following of our proprietary assays to New York patients: DecisionDx-Melanoma, DecisionDx-CMSeq, DecisionDx-UM, DecisionDx-PRAME, DecisionDx-UMSeq, DecisionDx-SCC, MyPath Melanoma, and DiffDx-Melanoma. We have been given conditional approval for IDgenetix from the NYSDOH while we work through the formal review process. In July 2022, we submitted TissueCypher for review by the NYSDOH. We had been given clearance to test New York state patients by the New York’s Clinical Laboratory Evaluation Program while our applications were under review. On September 12, 2023, we received our Clinical Laboratory Permit from NYSDOH for our Pennsylvania laboratory.
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
In recent years, the FDA has stated its intention to modify its enforcement discretion policy with respect to LDTs. Most recently, on October 3, 2023, the FDA issued proposed regulations under which it would phase out its enforcement discretion approach to LDTs over a period of four years. Although the proposed regulation is subject to a period of notice and comment, if finalized as proposed, we would be required to obtain 510(k) or PMA for certain of our tests by October 1, 2027. We would also be subject to device registration and listing requirements, medical device reporting requirements and the requirements of the FDA’s Quality System Regulation. We may be required to conduct clinical trials prior to continuing to sell our existing products or launching any other products we may develop.
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
The civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented, or caused to be presented, a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. A person who offers or provides to a Medicare or Medicaid beneficiary any remuneration, including waivers of co-payments and deductible amounts (or any part thereof), that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services may be liable under the civil monetary penalties statute. Moreover, in certain cases, providers who routinely waive co-payments and deductibles for Medicare and Medicaid beneficiaries, for example, in connection with patient assistance programs, can also be held liable under the AKS and the FCA. One of the statutory exceptions to the prohibition is non-routine, unadvertised waivers of co-payments or deductible amounts based on individualized determinations of financial need or exhaustion of reasonable collection efforts. The U.S. Department of Health and Human Services Office of Inspector General (the “OIG”) emphasizes, however, that this exception should only be used occasionally to address special financial needs of a particular patient. Although this prohibition applies only to federal healthcare program beneficiaries, applicable state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts and statutory or common law fraud, may also be implicated for similar practices offered to patients covered by commercial payors.
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

The Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) also imposed annual reporting requirements on manufacturers of certain devices, drugs and biologics for certain payments and transfers of value by them and in some cases their distributors to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members. Any failure to comply with these reporting requirements could result in significant fines and penalties. Because we and other companies with LDTs are considered healthcare providers rather than device manufacturers, we believe that we are exempt from these reporting requirements. We cannot assure you, however, that the government will agree with our determination. Despite maintaining it has clear regulatory authority over LDTs, the FDA generally has not regulated them and has traditionally exercised enforcement discretion, choosing not to enforce applicable statutory and regulatory requirements. Therefore, most of these tests have neither undergone premarket review nor received FDA clearance, authorization or approval for marketing. We will continue to monitor the FDA’s position as changes in this respect could materially affect our business, prospects, results of operations or financial condition.
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
The standard of intent and knowledge in the Anti-Bribery cases is minimal-intent and knowledge are usually inferred from the fact that bribery took place. The accounting provisions do not require intent. Violations of the FCPA’s anti-bribery provisions for corporations and other business entities are subject to a fine of up to $2 million and officers, directors, stockholders, employees, and agents are subject to a fine of up to $100,000 and imprisonment for up to five years. Other countries, including the United Kingdom (“UK”) and other OECD Anti-Bribery Convention members, have similar anti-corruption regulations, such as the United Kingdom Anti-Bribery Act.
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
Individuals (or their personal representatives, as applicable) have the right to access test reports directly from laboratories and to direct the copies of those reports to be transmitted to persons or entities designated by the individual.
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

To receive reimbursement from third-party payors, we bill our tests using a variety of CPT codes, as defined by the AMA CPT Editorial Panel. For those genetic tests we conduct that do not have a dedicated CPT code, tests may be billed under a miscellaneous code for an unlisted molecular pathology procedure. Because these miscellaneous codes do not describe a specific service, the third-party payor claim may need to be examined to determine the service that was provided, whether the service was appropriate and medically necessary and whether payment should be rendered. This process can require a letter of medical necessity and other types of medical documentation from the ordering physician and it can result in a delay in processing the claim, a lower reimbursement amount, or denial of the claim.
With the evolution of genetic testing, we have seen individual third-party payors’ medical coverage policies around the CPT codes we bill and their associated payment rates change over time, resulting in changes to our reimbursement. We believe all of our products provide significant clinical value and reduction in downstream healthcare spend, as evidenced in research studies and clinical publications, which we believe will continue to support and drive third-party payor reimbursement.
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
PAMA also authorizes the adoption of new, temporary billing codes and/or unique test identifiers for FDA-cleared or approved tests as well as ADLTs. The AMA’s CPT Editorial Panel now issues PLA codes in support of this section of PAMA. These PLA codes may be requested by a clinical laboratory or manufacturer to specifically identify their test. If approved, the codes are issued by the AMA on a quarterly basis. Our DecisionDx-UM test was granted a Category I MAAA CPT code and was effective January 1, 2020. Our DecisionDx-Melanoma test was granted a Category I MAAA CPT code and was effective January 1, 2021. Our MyPath Melanoma test was granted a PLA CPT code prior to our May 2021 acquisition of the Myriad MyPath Laboratory. Our TissueCypher test was granted a PLA CPT code prior to our December 2021 acquisition of Cernostics. Our DecisionDx-SCC and DiffDx-Melanoma tests were granted PLA CPT codes effective April 1, 2022. In 2023, IDgenetix test was granted a new PLA CPT code which became effective October 1, 2023.
Healthcare Reform
In March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the ACA became law. This law substantially changed the way healthcare is financed by both government and commercial third-party payors, and significantly impacted our industry. Among other things, the ACA required medical device manufacturers to pay a sales tax equal to 2.3% of the price for which such manufacturer sells its medical devices, and began to apply to sales of taxable medical devices after December 31, 2012, but was suspended in 2016. Further, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the medical device tax and “Cadillac” tax on high-cost employer-sponsored health coverage and, effective January 1, 2021, also eliminated the health insurer tax.
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
On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute including the Infrastructure Investment and Jobs Act, will remain in effect through 2032, unless additional Congressional action is taken.

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
Human Capital Resources
Overview
Our vision is to transform disease management by keeping people first: patients, clinicians, employees and investors. We understand the importance of maintaining a strong corporate culture with our employees at the center, based on the cornerstones we laid in 2008 at our inception: trust, excellence, collaboration, integrity, innovation and excitement. We strive to find members of our team who embody the values of our company. As of December 31, 2023, we had 610 full-time employees. During the year ended December 31, 2023, we added 67 employees to our team, a 12% increase from 2022. We face competition for experienced, qualified personnel in our industry, particularly for highly skilled scientists, laboratory technicians and salespeople versed in diagnostic testing services.
The tables below provide information on the distribution of our employees by functional area and by location as of December 31, 2023:

Number of Employees
Laboratory Testing Operations	164
Research & Development	103
Sales & Marketing	197
Administrative & General	146
Total as of December 31, 2023	610

Number of Employees
Friendswood, Texas	105
Phoenix, Arizona	181
Pittsburgh, Pennsylvania	62
Home-based	262
Total as of December 31, 2023	610

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
As of December 31, 2023, our employees were 64% female and 36% male. Our overall employee population as of December 31, 2023 was 65% White, 21% Hispanic or Latino, 6% Asian, 3% Black or African-American and 5% two or more races (not Hispanic or Latino) and other. In executive positions, which we define as Executive Director or Regional Business Director level and above, our employee population as of December 31, 2023 was 72% White, 16% Hispanic or Latino and 12% other (not Hispanic or Latino). Females represented 39% of employees in executive positions.
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
We strive to ensure all aspects of employment, including recruitment, selection, job assignment, training, compensation, benefits, discipline, promotion, transfer, layoff and termination processes remain free of illegal or unethical discrimination based upon race, color, religion, sex (including pregnancy, sexual orientation, gender identity or transgender status), age, national origin, genetic information, marital status, political affiliation, disability, status as a parent, protected veteran status, or a person’s relationship or association with a protected veteran. Regular review helps ensure compliance with this policy.
Employee Engagement
We value the unique perspective our employees bring to the organization and encourage open channels of communication. In June 2023, we conducted our third annual employee engagement survey to understand what was working well at Castle and what opportunities we had for improvement. We received feedback from over 95% of our employees and achieved an engagement score of 86%, meaning that 86% of our employees are engaged or enthusiastically engaged in the culture at Castle. Our engagement score was higher than the healthcare benchmark average of 75% for other healthcare companies who conducted the same employee engagement survey in 2023.
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
•paid holidays and paid time off; and
•an employee assistance program.
We survey all new hires 90 days after the start of their employment to solicit feedback on employee engagement. We provide performance reviews at least once per year, with pay raises commensurate with market and performance indicators. Our turnover remains low for the year ended December 31, 2023.
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
Our revenue for our test reports provided for patients covered by Medicare as a percentage of total revenue, was 49% and 53% for the years ended December 31, 2023 and 2022, respectively. Additionally, there was a commercial payor from which 14% of our revenue from patients were derived for the year ended December 31, 2023. If our largest current payors were to significantly reduce, or cease to pay, the amount they reimburse for our products, or if they do not reach favorable coverage and reimbursement decisions for our products, or attempt to recover amounts they had already paid, it could have a material adverse effect on our business, financial condition and results of operations and cause significant fluctuations in our results of operations.
Due to how we recognize revenue, our quarterly and annual revenues may not reflect our underlying business.
We have concluded that our contracts include variable consideration because the amounts paid by Medicare or commercial health insurance carriers may be paid at less than our standard rates or not paid at all, with such differences considered implicit price concessions. Variable consideration attributable to these price concessions is measured at the expected value using the ‘‘most likely amount’’ method under Accounting Standards Codification (‘‘ASC’’) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The amounts are estimated using historical average collection rates by test type and payor category taking into consideration the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as the judgment and actions of third parties. Determining variable consideration through a consideration of these factors involves a significant level of estimation uncertainty, and our estimations may turn out to be incorrect. Such variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. Variable consideration may be constrained and excluded from the transaction price in situations where there is no contractually agreed upon reimbursement coverage or in the absence of a predictable pattern and history of collectability with a payor. Variable consideration for claims for which there are no existing positive coverage decisions, including those claims undergoing appeal, is deemed to be fully constrained due to factors outside our influence (e.g., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. As a result of the timing and amount of adjustments for variable consideration, our operating results and comparisons of such results on a period-to-period basis may be difficult to understand and may not be meaningful. In addition, these fluctuations in revenue may make it difficult for us, for research analysts and for investors to accurately forecast our revenue and operating results. If our revenue or operating results fall below expectations, the price of our common stock would likely decline.
We have incurred significant losses since inception, and we may never achieve profitability.
Since our inception, we have had a history of net losses. For the year ended December 31, 2023, we had a net loss of $57.5 million, and as of December 31, 2023, we had an accumulated deficit of $218.4 million. We cannot predict if we will achieve profitability in the near future or at all. We expect to incur losses in the future as we plan to invest significant additional funds toward the expansion of our commercial organization, the conduct of clinical utility and validity studies to support adoption of our products and the development or acquisition of additional products. We also expect increases in our stock-based compensation expense in future periods due to additional awards outstanding, attributable to increased headcount. Additionally, our performance could be affected by the impacts of geopolitical and macroeconomic developments, such as the invasion of Ukraine by Russia and related sanctions or the Israel-Hamas war, economic slowdowns, labor shortages, recessions or market corrections, supply chain disruptions, inflation and monetary policy shifts, bank failures or other disruptions in the banking system or financing markets, rising interest rates and tightening of credit markets resulting from the conflict or other evolving macroeconomic developments. Due to the requirements associated with being a public company, including those associated with no longer qualifying as a smaller reporting company and becoming an accelerated filer, we expect to continue incurring significant additional legal, accounting and other expenses. We also expect that any acquisitions of businesses, assets, products or technologies will increase our expenses. These increased expenses will make it harder for us to achieve future profitability or generate positive cash flows. We may also incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Annual Report on Form 10‑K, adoption of our products, coverage of and reimbursement rates for our products from third-party payors, and future research and development activities. Our failure to achieve profitability in the future could cause the market price of our common stock to decline and make it more difficult or costly for us to raise additional capital.
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
We believe our existing cash and cash equivalents, marketable investment securities and anticipated cash generated from sales of our products will be sufficient to fund our operations for at least the next 12 months. If our available cash and cash equivalents, marketable investment securities and anticipated cash generated from sales of our products are insufficient to satisfy our liquidity requirements including because of lower demand for our products, lower than currently expected rates of reimbursement from third-party payors or other risks described in this Annual Report on Form 10-K, we may finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements.
We may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including to:
•increase our sales and marketing efforts for the DecisionDx-Melanoma, DecisionDx-SCC, MyPath Melanoma, DecisionDx-UM, TissueCypher and IDgenetix tests and address competitive developments among these or future commercial products;
•fund ongoing evidence development for our existing products as well as additional pipeline programs;
•expand our laboratory testing facility and related testing capacity;
•expand our technologies into other types of dermatological, ocular, gastrointestinal or mental health disorders;
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
•the effects on our operations of general political and economic conditions and evolving macroeconomic developments, including geopolitical and macroeconomic developments, such as the ongoing conflict between Ukraine by Russia and related sanctions or the Israel-Hamas war, public health crises, economic slowdowns, labor shortages, recessions or market corrections, supply chain disruptions, inflation and monetary policy shifts, bank failures or other disruptions in the banking system or financing markets, rising interest rates and tightening of credit markets resulting from the conflict or other evolving macroeconomic developments; and
•the effect of competing technological and market developments.
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
Our revenue in 2023 and 2022 was primarily derived from the sale of our lead product, DecisionDx-Melanoma. While we also derive revenue from our other tests, we expect that the majority of our revenue for at least the next several years will be derived from sales of DecisionDx-Melanoma as well as our other dermatologic tests.
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
Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse macroeconomic developments. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including public health crises such as the COVID-19 pandemic, geopolitical and macroeconomic developments, such as the Israel-Hamas war and the ongoing conflict between Ukraine and Russia and related sanctions, economic slowdowns, labor shortages, recessions or market corrections, supply chain disruptions, inflation and monetary policy shifts, liquidity concerns, at, and failures of, banks and other financial institutions or other disruptions in the banking system or financial markets, rising interest rates and tightening of credit markets resulting from the conflict or other evolving macroeconomic developments, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our collaborators, our manufacturers and our suppliers operate.
A severe or prolonged global economic downturn could result in a variety of risks to our business. For example, inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Furthermore, the recent closures of Silicon Valley Bank, Signature Bank and First Republic Bank have resulted in broader financial institution liquidity risk and concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages that could materially harm our business and financial condition. In this regard, we continue to maintain our cash deposits with banking institutions, often in balances that exceed the current Federal Deposit Insurance Corporation insurance limits, and the failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations, limit our access to additional capital on favorable terms, or at all, or delay our ability to access such funds or collect receivables, which could negatively affect our financial condition and our ability to pursue our business strategy.
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
Additionally, financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. In response to the invasion, the United States, UK and European Union (“EU”), along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability and/or supply chain continuity in both Europe and globally, and has introduced significant uncertainty into global markets. In particular, the Russia-Ukraine conflict has contributed to rapidly rising costs of living (driven largely by higher energy prices) in Europe and other advanced economies. Further, a weak or declining economy could strain our suppliers, manufacturers and collaborators, possibly resulting in additional supply disruption for our product candidates. As a result, our business and results of operations may be adversely affected by the ongoing conflict between Ukraine and Russia, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict. If economic conditions in Europe and other key markets for our business and the business of our suppliers, manufacturers and collaborators remain uncertain or deteriorate further, we could experience adverse effects on our business, financial condition, results of operations or cash flows.

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
We use CPT codes to bill for our products. If these codes were to change, there is a risk of an error being made in the claim adjudication process. Such errors can occur with claims submission, third-party transmission or in the processing of the claim by the payor. Claim adjudication errors may result in a delay in payment processing or a reduction in the amount of the payment we receive.
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
The samples that we test are biopsied (if applicable), preserved, prepared and delivered to us by third parties, including dermatopathologists and laboratory facilities. As such, we rely on these third parties to prepare, label and deliver the samples that we test in compliance with applicable laws and guidelines, and in a timely manner. Therefore, the accuracy and correctness of the test reports that we deliver are dependent on proper chain of custody and appropriate methods of sample collection or preparation utilized by these third parties, and our ability to timely deliver reports is dependent upon the ability of these third parties to provide these samples to us in a timely manner. The ability of these third parties to provide these samples to us in a timely manner could be delayed by events beyond our control, including but not limited to operational problems, natural disasters and public health crises. Any errors in any part of the sample collection or preparation process could render us unable to process tests, or deliver test reports, or cause us to deliver incorrect test reports, potentially resulting in harm to patients whose clinicians implement a change in treatment decisions based upon our test report. If we are unable to timely deliver test reports, clinicians may be less likely to recommend and order our products and our revenues could be adversely affected. The occurrence of any of the foregoing could significantly harm our reputation and our results of operations, causing significant harm to our business.
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
If one or more of our primary clinical laboratory facilities become damaged or inoperable or we are required to vacate our existing facility, our ability to conduct our laboratory analysis and pursue our research and development efforts may be jeopardized.
We currently perform our testing and store our database of tumor samples at both our Phoenix, Arizona and Pittsburgh, Pennsylvania clinical laboratory facilities. Our facilities and equipment could be harmed or rendered inoperable by natural or man-made disasters, including war, fire, earthquake, power loss, communications failure, terrorism, burglary, public health crises (including restrictions that may be imposed on businesses by state and local governments under stay-at-home or similar orders and mandates such as those imposed during the COVID-19 pandemic) or other events, which may make it difficult or impossible for us to perform our testing services for some period of time or to receive and store samples. The inability to perform tests or to reduce the backlog of sample analysis that could develop if our facilities become inoperable, for even a short period of time, may result in the loss of revenue, loss of customers or harm to our reputation, and we may be unable to regain that revenue, those customers or repair our reputation in the future. Furthermore, integral parties in our supply chain are operating from single sites, increasing their vulnerability to natural disasters and man-made disasters or other sudden, unforeseen and severe adverse events.
In addition, the loss of our tissue samples due to such events could limit or prevent our ability to conduct research and development analysis on existing tests as well as tests in active pipeline development.
While we have a business continuity plan in place, and intentionally built out two clinical laboratories in adjacent buildings in Phoenix, Arizona to not only support our growth but to provide certain operational redundancy, our facilities and the equipment we use to perform our testing and research and development could be unavailable or costly and time-consuming to repair or replace. It would be difficult, time-consuming and expensive to rebuild our facilities, to locate and qualify a new facility, replace certain pieces of equipment or license or transfer our proprietary technology to a third-party, particularly in light of licensure and accreditation requirements. Even in the unlikely event that we are able to find a third party with qualifications enabling us to resume our operations, we may be unable to negotiate commercially reasonable terms.
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
We believe our success is dependent upon our ability to continue to successfully commercialize our products, to continue to expand our current relationships and develop new relationships with healthcare providers, to expand and maintain coverage for our products, and to develop and commercialize new products. Our ability to achieve and maintain commercial market acceptance of our existing and future products will depend on a number of factors, including:
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
•our ability to obtain and maintain adequate reimbursement from third-party payors, such as Medicare, which accounted for 49% and 53% of our revenue from test reports for the years ended December 31, 2023 and 2022, respectively, with an additional third-party payor accounting for 14% of our revenue from test reports for the year ended December 31, 2023;
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
We continually seek to develop new product offerings, which requires us to devote considerable resources to research and development. Before we can commercialize a new pipeline product, we will need to expend significant resources in order to conduct substantial research and development, including clinical utility and validity studies, and further develop and scale our laboratory processes and infrastructure to accommodate additional products. For example, in 2021, we launched our innovative pipeline to develop a genomic test, or series of genomic tests, aimed at predicting response to systemic therapy in patients with moderate to severe psoriasis, atopic dermatitis and related inflammatory skin conditions. With this launch, we initiated a large prospective, multi-center clinical study to develop and validate this inflammatory skin disease pipeline program. We announced early discovery data from this study in October 2023 and are targeting launch of this pipeline program by the end of 2025.
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
In addition, all of our testing services are performed by our certified laboratories located in Phoenix, Arizona and Pittsburgh, Pennsylvania, under CLIA rather than by local laboratory or pathology practices. Accordingly, it may be difficult for us to collect samples from pathologists, and pathologists may be reluctant to support our testing services.
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
Impairment of our goodwill or other intangible assets could have a material adverse effect on our operating results and financial condition.
Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired, and intangible assets are measured at fair value upon the acquisition of a business for purposes of such calculations. As of December 31, 2023, our goodwill and other intangible assets balances were $10.7 million and $106.6 million, respectively. Goodwill is evaluated for impairment annually, or more frequently if conditions warrant, by comparing the carrying value of a reporting unit to its estimated fair value. Intangible assets with finite lives are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. Declines in operating results, divestitures, sustained market declines and other factors could result in an impairment of goodwill or other intangible assets and, in turn, a charge to net income or loss. Any future charges could have a material adverse effect on our results of operations or financial condition.
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
During the third quarter of 2023, we continued to monitor our market capitalization against the carrying value of our reporting unit and did not observe any significant changes since our impairment test at June 30, 2023. We have performed our annual impairment test, as of October 1, 2023, and we have not identified any additional indicators of impairment to date.

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
Our estimates of the TAM for the DecisionDx-Melanoma, DecisionDx-UM, DecisionDx-SCC, MyPath Melanoma, TissueCypher and IDgenetix tests are based on a number of internal and third-party estimates, including, without limitation, the annual rate of patients with the applicable indications, the list price of our products relative to the reimbursement we expect to receive from third-party payors and the assumed prices at which we can sell our products in markets that have not been established. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual TAM for our current or future products may prove to be incorrect. If the actual number of patients who would benefit from our products, the price at which we can sell future products, or the annual TAM for our products is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business.
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
Our business operations may subject us to disputes, claims, government investigations and lawsuits, which may be costly and time-consuming and could materially and adversely impact our financial position and results of operations.
From time to time, we may become involved in disputes, claims, government investigations and lawsuits relating to our business operations. In particular, we may face claims related to the safety of our products, intellectual property matters, financial arrangements with health care providers, regulatory compliance, product promotional practices, and documentation, coding and billing practices, employment matters, tax matters, commercial disputes, competition, sales and marketing practices, environmental matters, personal injury, insurance coverage, and acquisition or divestiture-related matters. Any dispute, claim, government investigation or lawsuit may divert management’s attention away from our business, we may incur significant expenses in addressing or defending any dispute, claim or lawsuit, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial results. For example, as described further in “Item 3. Legal Proceedings,” on February 1, 2024 we received a subpoena from United States Department of Health and Human Services Office of Inspector General. This inquiry, and any potential resulting claim asserted against us, with or without merit, could be time-consuming, expensive to address and divert management’s attention and other resources. These claims also could subject us to significant liability for damages and harm our reputation. Our insurance and indemnities may not cover all claims that may be asserted against us.
Additionally, the associated uncertainty could lead to increased volatility in our stock price and governmental enforcement action may result in substantial fines, penalties or administrative remedies, including exclusion from government reimbursement programs and entry into corporate integrity agreements with governmental agencies, which would entail significant obligations and costs.

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
Although we are an in-network participating provider with some commercial third-party payors, including several Blue Cross Blue Shield plans, and certain large, national commercial third-party payors, including Aetna, other commercial third-party payors have issued non-coverage policies that currently categorize our tests as experimental or investigational. If we are not successful in obtaining coverage from third-party payors, in reversing existing non-

coverage policies, or if other third-party payors issue similar non-coverage policies, this could have a material adverse effect on our business and operations.
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
On June 2, 2023, Novitas posted a finalized oncology biomarker LCD pursuant to which the DecisionDx-SCC test would no longer be covered by Medicare effective July 17, 2023. However, on July 6, 2023, Novitas suspended the final version of the LCD and announced its intent to post a new proposed LCD for comment and presentation at an open meeting. On July 27, 2023, Novitas posted a nearly identical proposed oncology biomarker LCD that continues to intend to rely upon evidentiary reviews sourced from three databases: ClinGen, OncoKB and NCCN. The proposed LCD also recommends non-coverage for our DecisionDx-SCC test. The comment period for the proposed LCD ended on September 9, 2023. We cannot predict whether this LCD will be finalized as proposed or what the timing of any final LCD might be.
Under Medicare, payment for products like ours is generally made under the CLFS with payment amounts assigned to specific procedure billing codes. Medicare reimbursement rates for our tests are subject to change and may decrease from those currently in effect. For example, in February 2023, MolDX notified us that IDgenetix should shift billing to a different multi-test generic gene sequencing CPT code and continue using the IDgenetix Z-Code beginning in March 2023. As a result of this change, the Medicare reimbursement rate for the IDgenetix multi-gene panel decreased from approximately $1,500 to $917 per test. We subsequently obtained a test-specific PLA CPT code which became effective October 1, 2023. In November 2023, CMS posted its final CLFS determination which crosswalks our PLA CPT code to an existing PLA code at a rate of $1,336 per test effective January 1, 2024.
In April 2014, Congress passed the PAMA which included substantial changes to the way in which clinical laboratory services are paid under Medicare. Under PAMA, certain laboratories are required to report to CMS commercial third-party payor payment rates and volumes for each test they perform. CMS uses this data to calculate a weighted median payment rate for each test, which will be used to establish revised Medicare CLFS reimbursement rates for the test. Laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. We bill Medicare for our products, and therefore we are subject to reporting requirements under PAMA.
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
The FDA has adopted a policy of enforcement discretion with respect to LDTs whereby the FDA does not actively require premarket review of LDTs or otherwise impose its requirements applicable to other medical devices on LDTs. On October 3, 2023, the FDA issued proposed regulations under which it would phase out its enforcement discretion approach to LDTs over a period of four years. Although the proposed regulation is subject to a period of notice and comment, if finalized as proposed, we would be required to obtain 510(k) or PMA for certain of our tests by October 1, 2027. We would also be subject to device registration and listing requirements, medical device reporting requirements and the requirements of the FDA’s Quality System Regulation. We may be required to conduct clinical trials prior to continuing to sell our existing products or launching any other products we may develop. This may increase the cost of conducting, or otherwise harm, our business.
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

We currently have a CLIA certificate of registration for our Pittsburgh, Pennsylvania laboratory which expires in February 2024. In November 2022, our Pittsburgh, Pennsylvania passed CAP inspection and received CAP accreditation.
In addition, certain states require our laboratories to be licensed in specific states in order to test specimens from those states. Accordingly, our laboratories are licensed by California, Maryland, Pennsylvania, Rhode Island and New York. Other states do not currently require additional licensure but they may adopt similar requirements in the future.
Although we have obtained licenses from states where we believe we are required to be licensed, we may become aware of other states that require out-of-state laboratories to obtain licensure in order to accept specimens from the state, and it is possible that other states currently have such requirements or will have such requirements in the future.
In order to test specimens from New York, LDTs must be approved by the NYSDOH on a test-by-test basis before they are offered. Our laboratory director and laboratory operations must also be separately qualified and approved through the state of New York. DecisionDx-Melanoma, DecisionDx-CMSeq, DecisionDx-UM, DecisionDx-PRAME, DecisionDx-UMSeq, DecisionDx-SCC, MyPath Melanoma and DiffDx-Melanoma have each been approved. We have been given conditional approval for IDgenetix from the NYSDOH while we work our way through the formal approval. In July 2022, we submitted TissueCypher for review by the NYSDOH and had been given clearance to test New York state patients by the New York’s Clinical Laboratory Evaluation Program while our applications were under review. On September 12, 2023, we received our Clinical Laboratory Permit from NYSDOH for our Pennsylvania laboratory. Our laboratory director has been qualified by the NYSDOH. We are subject to periodic inspection by the NYSDOH and are required to demonstrate ongoing compliance with the NYSDOH regulations and standards. Our most recent inspection was in October 2022 and we were deemed to be compliant with the NYSDOH regulations and standards. To the extent the NYSDOH had identified any instances of non-compliance, and we were unable to remedy such non-compliance, the State of New York could withdraw approval for our products to test samples from New York state. We will need to seek the NYSDOH approval of any future LDTs we develop and want to offer for clinical testing to New York residents, and there can be no assurance that we will be able to obtain such approval.
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
We have entered into, and may enter into in the future, contracts with the U.S. government or other governmental entities, and this subjects us to statutes and regulations applicable to companies doing business with the government. For example, we have a U.S. Federal Supply Schedule contract with the Veterans Health Administration covering our covering all of our tests with the exception of DecisionDx-UM. Government contracts normally contain additional requirements that may increase our costs of doing business, reduce our profits (or increase our losses) and expose us to liability for failure to comply with these terms and conditions. Such requirements may include mandatory socioeconomic compliance requirements, including labor requirements, non-discrimination and affirmative action programs and environmental compliance requirements. Being a government contractor also subjects us to reviews, audits and investigations regarding our compliance. If we fail to comply with our obligations associated with being a government contractor, our contracts may be subject to termination, and we may be subject to financial and/or other liability under our contracts, which could adversely affect our results of operations.
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
Furthermore, government funding of the FDA other government agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other government agencies may impact the ability of such agencies to timely review and process our regulatory and other submissions, which could have a material adverse effect on our business.
Interim, topline and preliminary data from our clinical studies that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose preliminary or topline data from our clinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical studies. Interim data from clinical studies that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as more patient data becomes available. Adverse differences between preliminary or interim data and final data could significantly harm our reputation and marketing efforts.
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
On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect until 2032, unless additional Congressional action is taken.
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
•state laws that prohibit other specified practices, such as billing physicians for tests that they order or providing tests at no or discounted cost to induce physician or patient adoption; insurance fraud laws; waiving coinsurance, co-payments, deductibles, and other amounts owed by patients; billing a state Medicaid program at a price that is higher than what is charged to one or more other third-party payors employing, exercising control over or splitting professional fees with licensed professionals in violation of state laws prohibiting fee splitting or the corporate practice of medicine and other professions;
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
•state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may impose similar or more prohibitive restrictions, and may apply to items or services reimbursed by any non-governmental third-party payors, including private insurers; and
•federal, state, local and foreign laws that govern the privacy and security of health information in certain circumstances, including state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related and other personal data, many of which differ from each other in significant ways and may not be pre-empted by HIPAA, thus complicating compliance efforts.
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
We are subject to stringent and changing state, federal, local, foreign, and other privacy and security laws, regulations and rules, contractual obligations, industry standards, policies and other obligations, and our failure to comply or perceived failure to comply with those obligations could result in regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
In the ordinary course of our business, we collect, store, use, transmit, disclose, or otherwise process (“Process”) confidential, proprietary, and sensitive data, including PHI, personal data, credit card and other financial information, intellectual property and proprietary business information owned or controlled by ourselves or our customers, payors and other parties. Our data processing activities may subject us to numerous data privacy and security obligations, such as laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts and other obligations that govern the Processing of personal data by us and on our behalf.
In the United States, numerous federal, state, and local governments have enacted data privacy and security laws, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Rights Privacy Act of 2020 (“CPRA”) (collectively, the “CCPA”), applies to personal data of consumers, business representatives and employees who are California residents and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. Although these states, like the CCPA, exempt some personal data processed in the context of clinical trials, these developments, to the extent applicable to our business and operations, may complicate our compliance efforts and costs and increase legal risk for us and the third parties upon whom we rely.
Outside the United States, there are also an increasing number of laws, regulations, industry standards and other obligations concerning privacy and data security. For example, we may be subject to the European Union’s General Data Protection Regulation (“EU”) 2016/679 (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) (collectively, “GDPR”). Under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
Our employees and personnel use, or may use, generative artificial intelligence (“AI”) technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and the UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
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
Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing in an increasingly stringent fashion, creating uncertainty as to the effective future legal framework. These obligations may be subject to varying applications and interpretations, which may be inconsistent or conflicting among jurisdictions, creating complex compliance issues for us and our clients. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources).
These obligations may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model or to take on more onerous obligations in our contracts. Although we endeavor to comply with all applicable obligations, we may, at times, fail or be perceived to have failed to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely on may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. Failure or perceived failure to comply with these obligations could result in significant consequences, including but not limited to government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar), litigation (including class-action claims) and mass arbitration demands, additional reporting requirements and/or oversight, bans on processing personal data, and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: inability to process personal data or to operate in certain jurisdictions, increase our cost of providing our services, decrease demand for our services, reduce our revenue, interrupt our business operations (including our clinical trials), limit our ability to develop our services, expenditure of time and resources to defend any claim or inquiry, adverse publicity, or substantial changes to our business model or operations.
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
Evolving expectations around corporate responsibility practices, specifically related to environmental, social and governance (“ESG”) matters, may expose us to reputational and other risks.
Investors, stockholders, customers, suppliers and other third parties are increasingly focusing on ESG and corporate social responsibility endeavors and reporting. Companies that do not adapt to or comply with the evolving investor or stakeholder expectations and standards, or that are perceived to have not responded appropriately, may suffer from reputational damage, which could result in the business, financial condition and/or stock price of a company being materially and adversely affected. Further, this increased focus on ESG issues may result in new regulations and/or third-party requirements that could adversely impact our business, or certain shareholders reducing or eliminating their holdings of our stock. Additionally, an allegation or perception that we have not taken sufficient action in these areas could negatively harm our reputation.

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
Our patent portfolio as of December 31, 2023 includes 16 issued U.S. patents and 13 pending U.S. patent applications, with foreign counterparts. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable tests or services, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our future patented technologies. We may not be successful in defending any such challenges made against our patents or patent applications. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents and increased competition to our business. Even if our patents are held valid and enforceable, they may still be found insufficient to provide protection against competing products and services sufficient to achieve our business objectives. We may have to challenge the patents or patent applications of third parties, such as to counter infringement or unauthorized use. In addition, in an infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, or may refuse to enjoin the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. Even if we prevail against an infringer in a U.S. district court or foreign trial-level court, there is always the risk that the infringer will file an appeal and the initial court judgment will be overturned at the appeals court and/or that an adverse decision will be issued by the appeals court relating to the validity or enforceability of our patents. The outcome of patent litigation or other proceeding can be uncertain, and any attempt by us to enforce our patent rights against others or to challenge the patent rights of others may not be successful, or, if successful, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business.
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
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. Some of our patents or patent applications (including licensed patents) have been, are being or may be challenged at a future point in time in an opposition, nullification, derivation, reexamination, inter partes review, post-grant review or interference action in court or before patent offices or similar proceedings for a given period after allowance or grant, during which time third parties can raise objections against such grant. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the allowed or granted claims thus attacked, or may lose the allowed or granted claims altogether. Any successful third-

party challenge to our patents in this or any other proceeding could result in the unenforceability or invalidity of such patents, which may lead to increased competition to our business, which could harm our business. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future diagnostic tests.
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
In spite of our efforts, our licensors might conclude that we have materially breached our obligations under such license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize tests and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties might have the freedom to seek regulatory approval of, and to market, tests identical to ours and we may be required to cease our development and commercialization activities. For example, we license certain intellectual property from WUSTL that is incorporated into DecisionDx-UM. In 2023, we provided over 1,600 test reports for DecisionDx-UM. If the License Agreement were terminated, we would be unable to continue to issue test reports and thus sales of DecisionDx-UM. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.
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
We or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets or other intellectual property as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our products. Litigation may be necessary to defend against these and other claims challenging inventorship or our licensors’ ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, right to use, or right to exclude others from using, intellectual property that is important to our products. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
The 2019 Equity Incentive Plan (the “2019 Plan”) provides for automatic increases in the number of shares authorized for issuance annually through January 1, 2029, however, there can be no assurances that these increases will be adequate to support our requirements for future equity awards or that we will be able to obtain approval from our stockholders in the future should we require authorization for the issuance of additional shares. For example, for the year ended December 31, 2022, we had granted awards in excess of the number of shares authorized for issuance under our 2019 Plan. As of December 31, 2023, there were 366,432 shares available for grant under the 2019 Plan. In December 2022, our board of directors adopted a separate equity plan, the 2022 Inducement Plan (the “Inducement Plan”), to be used exclusively for grants of awards as an inducement material to new employees entering into employment with us, which was subsequently amended in November 2023 to increase the shares reserved under the plan. However, the Inducement Plan cannot be used to grant ongoing equity awards to existing employees. If we are unable to provide adequate or competitive equity compensation, we may have to adjust other elements of our compensation packages and may encounter difficulties attracting and retaining personnel.
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
In July 2023, we elected to temporarily pause accepting additional TissueCypher orders to focus on scaling efforts and to work through a significant backlog of orders. In September 2023, we resumed accepting new orders for testing in a phased approach consistent with continued scaling activity aimed at accommodating current demand and future growth. As of mid-October 2023, we completed the pre-existing backlog orders. However, there can be no assurance that our efforts will be successful, which could damage our reputation and the prospects for our business.
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
In July 2023, we elected to temporarily pause accepting additional TissueCypher orders to focus on scaling efforts and to work through a significant backlog of orders. In September 2023, we resumed accepting new orders for testing in a phased approach consistent with continued scaling activity aimed at accommodating current demand and future growth. As of mid-October 2023, we completed the pre-existing backlog orders. However, there can be no assurance that we will be successful in our efforts.
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
As of December 31, 2023, we had federal net operating loss (“NOL”) carryforwards of approximately $197.1 million, of which $92.0 million will begin to expire in 2029 if not utilized to offset taxable income, and $105.1 million may be carried forward indefinitely. Also, as of December 31, 2023, we had state NOL carryforwards of $114.3 million, which begin to expire in 2028 if not utilized to offset state taxable income.
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
If our information technology systems, or those of third parties upon which we rely, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.
In the ordinary course of business, we and the third parties upon which we rely (such as contractors and consultants) process proprietary, confidential, and sensitive information (including but not limited to intellectual property, proprietary business information and personal data).
Cyber-attacks, malicious internet-based activity, online and offline fraud and other similar activities threaten the confidentiality, integrity and availability of our proprietary, confidential, and sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent, continue to increase, and are becoming increasingly difficult to detect. These threats come from a variety of sources, including threat actors, traditional computer “hackers,” organized criminal threat actors, personnel (such as through theft or misuse), hacktivists, sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely (such as our contractors and consultants) are vulnerable to a variety of evolving threats including but not limited to service interruptions, system malfunction, natural disasters, terrorism, war, public health crises, telecommunication and electrical failures, malware (including as a result of advanced persistent threat intrusions), malicious code (such as viruses and worms), ransomware, supply chain attacks, credential harvesting, denial-of-service attacks, credential stuffing, personnel misconduct or error, social engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), attacks enhanced or facilitated by AI, and other similar threats. In particular, severe ransomware attacks have become increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.
We manage and maintain our applications and information utilizing a combination of on-site systems, managed data centers, and cloud-based data centers. It is critical that we do so in a secure manner to maintain the confidentiality, availability and integrity of such information. We also have outsourced elements of our operations to third parties, including third-party service providers and technologies to help operate critical business systems to Process proprietary, confidential and sensitive information, and as a result we also manage a number of third-party contractors who have access to our proprietary, confidential and sensitive information including information related to our clinical trials. Our ability to monitor these third parties’ cybersecurity information security practices is limited, and these third parties may not have adequate information security measures in place. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Additionally, supply-chain attacks have also increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our services) or the third-party information technology systems that support us and our services.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, be able to detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents, including affected individuals, regulators, customers, and investors. Such disclosures are costly, and the disclosures or failure to comply could lead to adverse consequences.
Any of the previously identified or similar threats could cause a disruption or security incident, which could result in unauthorized, unlawful, or accidental loss of, damage to, modification of, destruction of, alteration of, encryption of, disclosure of, access to, or acquisition of our information or our information technology systems, or those of the third parties upon whom we rely. A security incident could disrupt our ability (and that of the third parties upon whom we rely) to provide our services.
We may expend significant resources or modify our business activities (including our clinical research activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information.
If we or a third party upon whom we rely experience a security incident or are perceived to have experienced a security incident, we may experience government enforcement actions (for example, investigations, fines, penalties, audits, and inspections), additional reporting requirements and/or oversight, restrictions on Processing data (including personal data), litigation (including class action claims), indemnification obligations, negative publicity, reputational harm, monetary fund diversions, diversion of management attention, interruptions in our operations, and other harms. Such consequences may disrupt our operations (including our ability to conduct our analyses, provide test results, bill payors or patients, process claims and appeals, provide customer assistance, conduct research and development activities, collect, process, and prepare company financial information, provide information about our products and other patient and physician education and outreach efforts through our website, and manage the administrative aspects of our business), damage our reputation, negatively impact our ability to grow our business, and others. For example, we maintain a tumor specimen database comprised of over 60,000 samples. Some of these samples were used to develop and validate DecisionDx-Melanoma, and, of those, some are currently being used to improve upon the test and some will be used in the future. If we were to lose this database, our ability to further validate, improve and therefore maintain and grow sales of DecisionDx-Melanoma could be significantly impaired.
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
Additionally, sensitive information of the Company could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies.
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
Requirements associated with being a public company, including those associated with no longer qualifying as a smaller reporting company and becoming an accelerated filer, will continue to increase our costs as well as divert significant company resources and management attention.
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
We will be subject to the reporting deadlines of an accelerated filer effective December 31, 2023. Beginning with our Quarterly Report on Form 10-Q for the three months ended March 31, 2024, we will no longer qualify as a smaller reporting company and we will be unable to take advantage of scaled disclosure requirements. We expect the rules and regulations applicable to public companies will continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If we are unable to comply with these requirements on a timely basis or if the attention of our management and personnel is diverted from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. The increased costs will increase our net loss or decrease our net income, and may require us to reduce costs in other areas of our business or increase the prices of our products. In addition, as we expand, it may be more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified personnel to serve on our board of directors, our board committees or as executive officers.
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
Our business could be adversely affected by natural disasters, public health crises and other events beyond our control.
Although we maintain crisis management plans, our business operations are subject to interruption by natural disasters and other events and catastrophes beyond our control, including, but not limited to, earthquakes, floods, fires, tornadoes, hurricanes, power or other utility outages, telecommunications failures and public health crises. Further, the ongoing conflict between Ukraine and Russia, or the fear of similar events, could provoke responses, including government-imposed travel restrictions that could impede the mobility and effectiveness of our sales force, disrupt our operations or those of our suppliers and service providers. The ultimate impact of any of these or similar events is highly uncertain and could have a material adverse impact on our operations.

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
•the extent and duration of the impacts on our operations of general political and economic conditions, including the Israel-Hamas war, the ongoing conflict between Ukraine and Russia, economic slowdowns, recessions or market corrections, the duration and effects of elevated inflation, rising interest rates and tightening of credit markets resulting from the conflict or other evolving macroeconomic developments;
•trading activity by a limited number of stockholders who together beneficially own a significant percentage of our outstanding common stock;
•the size of our market float; and
•any other factors discussed in this Annual Report on Form 10-K.
For example, on June 5, 2023 our stock price decreased 49% after Novitas published a final LCD that would have impacted Medicare coverage for our DecisionDx-SCC test. In addition, the stock market in general, and diagnostic and life sciences companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our securities, regardless of our actual operating performance. In the past, stockholders of other companies have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.
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
Revenue exceeded $100.0 million for the year ended December 31, 2022 and the market value of our common stock held by non-affiliates exceeded $250.0 million as of June 30, 2023. Therefore, effective with our Quarterly Report on Form 10-Q for the three months ended March 31, 2024, we will no longer qualify as a smaller reporting company and will not be permitted to take advantage of the scaled disclosures.
Until then, we cannot predict if investors will find our common stock less attractive because of these scaled disclosures. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
Based upon shares outstanding as of December 31, 2023, our executive officers, directors and the known holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 43% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Risk management and strategy
We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and data related to our clinical trials and commercial and pipeline tests (“Information Systems and Data”).
Our Director of Cyber Security & Infrastructure (“DCSI”) oversees our information security function, which in conjunction with our security and engineering operations, Security Operations Center, a third-party managed security provider, helps identify, assess and manage the Company’s cybersecurity threats and risks. This group identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s risk profile using various methods including, for example: manual and automated tools; subscribing to and analyzing reports of cybersecurity threats and threat actors; conducing scans of our environment; evaluating our and our industry’s risk profile and threats reported to us; coordinating with law enforcement concerning certain threats; conducting internal and external audits and threat assessments; conducting vulnerability assessments; using external intelligence feeds; and working with a third-party test our incident response processes.
Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: an incident response and business continuity plan; vulnerability management policy; risk assessments; implementing certain certifications and security standards; encrypting certain of our data; network security controls; segregating certain data; access and physical security controls; asset management, tracking, and disposal; monitoring our systems; employee training; penetration tests; maintaining cybersecurity insurance; and dedicated cybersecurity staff.
Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, cybersecurity risk is addressed as a component of the Company’s enterprise risk management program; our information security function works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business; our senior management evaluates material risks from cybersecurity threats against our overall business objectives and reports to the audit committee of the board of directors, which is primarily responsible for overseeing our risk management processes on behalf of our board of directors.
We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example professional services firms (including legal counsel), threat intelligence service providers, cybersecurity consultants, cybersecurity software and managed service providers, penetration testing firms, and dark web monitoring services.
We use third-party service providers to perform a variety of functions throughout our business, such as application providers and hosting companies. We have vendor management processes to manage cybersecurity risks associated with our use of certain providers. These processes may include reviewing vendors’ written security programs and security assessments, conducting security assessment calls with vendor personnel, and imposing contractual obligations related to information security on certain of our vendors. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.
For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “If our information technology systems, or those of third parties upon which we rely, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.”
Governance
Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee oversees the risk assessment, risk management and internal controls over cyber security matters, as outlined in its committee charter.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our DCSI. Our DCSI has over 20 years of experience as a security professional, has a CISSP certification, and has completed the Carnegie Melon Insider Risk Management Program.
The DCSI is responsible for hiring appropriate personnel, leading enterprise-wide cybersecurity strategy, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel.
Our cybersecurity incident response plan is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including Security Management. Security Management work with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response plan includes reporting to the audit committee of the board of directors for certain cybersecurity incidents.
The DCSI provides periodic reports to our board of directors, as well as our Chief Operating Officer, Chief Executive Officer and other members of our senior management as appropriate, concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The audit committee also receives various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.
Item 2. Properties.
We have a lease agreement for approximately 26,700 square feet of office space in Friendswood, Texas that is used as our corporate headquarters. This lease commenced in late 2020 and has a 60-month term, expiring in November 2025, with an option to renew for one additional five-year period. We also lease approximately 46,000 square feet of laboratory and office space in Phoenix, Arizona under two agreements, expiring in July 2033 and October 2033. For both leases, there are options to renew for two additional five-year terms.
In April 2022, we entered into a lease agreement for 20,856 square feet of laboratory and office space in Pittsburgh, Pennsylvania, with a 10.5-year term and an option to renew for one additional five-year period. We commenced operations in the Pittsburgh facility in the second quarter of 2023.
In February 2024, we purchased approximately 23 acres of land in Friendswood, Texas for the purpose of developing a commercial office building which may be used as our future corporate headquarters. We have initiated planning for such facilities and do not expect substantial construction of such facilities would be ready for operational use before the end of 2025.
Item 3. Legal Proceedings.
From time to time, we may be involved in legal proceedings arising in the ordinary course of business. Legal proceedings, including litigation, government investigations and enforcement actions could result in material costs, occupy significant management resources and entail civil and criminal penalties, even if we ultimately prevail. On February 1, 2024, we received a subpoena from United States Department of Health and Human Services Office of Inspector General and are fully cooperating with the government’s inquiry. This inquiry, and any potential resulting claim asserted against us, with or without merit, could be time-consuming, expensive to address and divert management’s attention and other resources. These claims also could subject us to significant liability for damages and harm our reputation. Our insurance and indemnities may not cover all claims that may be asserted against us. We are unable to predict the outcome and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Common Stock, $0.001 par value per share, trades on the Nasdaq Global Market under the symbol “CSTL”.
Holders of Record
As of February 21, 2024, there were approximately 132 stockholders of record of our common stock, which does not include stockholders who hold shares in street name.
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
Since the effective date of our registration statement through December 31, 2023, we have not used any of the net proceeds from the IPO. Pending such uses, we have invested, and plan to continue to invest, the balance of the net proceeds from the IPO in cash and cash equivalent securities or highly liquid investment securities.
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
Overview
Castle Biosciences is a molecular diagnostics company offering innovative test solutions to aid clinicians in the diagnosis and treatment of dermatologic cancers, BE, UM, and in the treatment of mental health conditions.

Our Test Portfolio
We currently offer five commercially available proprietary MAAA tests for use in the dermatologic, gastroenterology and ocular fields. We also offer a proprietary PGx test to guide optimal drug treatment for patients diagnosed with depression, anxiety and other mental health conditions following our acquisition of AltheaDx in April 2022, as discussed below.
Currently, our revenue is primarily generated by our DecisionDx-Melanoma risk stratification test for cutaneous melanoma, which is supplemented by revenue generated from our DecisionDx-SCC risk stratification test for SCC, our TissueCypher risk stratification test for BE and our DecisionDx-UM risk stratification test for UM.
All five of our MAAA tests have been granted ADLT test status by CMS which means each test has demonstrated that (i) when combined with an empirically derived algorithm, it yields a result that predicts the probability a specific individual patient will develop a certain condition or conditions, or will respond to a particular therapy or therapies; and (ii) it provides new clinical diagnostic information that cannot be obtained from any other test or combination of tests. We believe this designation not only demonstrates our focus on developing and validating innovative tests but also enables our Medicare reimbursement rate to be set, over the long term, by the median private payor rate, which we believe provides a fair exchange of value. Further information about Medicare coverage and ADLT status with respect to each of our tests is set forth below.
Test Overview
Our Dermatologic Tests
DecisionDx-Melanoma is our proprietary risk stratification GEP test that predicts the risk of metastasis or recurrence for patients diagnosed with invasive cutaneous melanoma. In a typical year, we estimate approximately 130,000 patients are diagnosed with invasive cutaneous melanoma in the United States, representing an estimated U.S. TAM of approximately $540 million. We estimate that approximately 50% of patients diagnosed with CM are 65 years of age or older.
DecisionDx‑SCC is our proprietary GEP test for use in patients with SCC, with one or more risk factors (also referred to as “high-risk” SCC). We estimate 20% of SCC, or 200,000 annually in the United States, are classified as high risk, representing an estimated U.S. TAM of approximately $820 million.
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
Our Gastroenterology Test
TissueCypher is our proprietary risk stratification spatial omics test designed to predict future development of HGD and/or esophageal cancer in patients with ND, IND or LGD BE. We estimate a U.S. TAM of approximately $1 billion.
Our Uveal Melanoma Test
DecisionDx-UM is a proprietary, risk stratification GEP test that helps healthcare providers predict the risk of metastasis for patients with UM. We believe DecisionDx-UM is the standard of care in the management of newly diagnosed UM in the majority of ocular oncology practices in the United States. The Medicare eligible population represents close to 45% of the addressable market. We estimate a U.S. TAM of approximately $10 million.
Our Mental Health Test
IDgenetix is a PGx test that guides personalized mental health medication selection and management for patients with depression, anxiety and other mental health conditions. We estimate a U.S. TAM of approximately $5 billion associated with this test. We began offering the IDgenetix test following our acquisition of AltheaDx in April 2022.
Commercial Expansion Efforts
During the year ended December 31, 2022, we expanded our outside territories for our TissueCypher test to 16 sales territories. In late April 2022, we acquired AltheaDx and established a dedicated IDgenetix commercial team covering approximately 20 outside territories. In September 2022, we established a new commercial sales team dedicated to our Diagnostic GEP offering and added additional outside territories for our TissueCypher test, which were fully integrated into our commercial operations by the end of the second quarter of 2023.
During the year ended December 31, 2023, we continued to expand our dermatologic and gastrointestinal commercial sales forces through territory and headcount expansions with focus being on our DecisionDx-Melanoma, DecisionDx-SCC, and TissueCypher tests.
We will continue to assess market response in determining further commercial expansions and commercial team structure.
Reimbursement
The primary source of revenue for our products is reimbursement from third-party payors, which includes government payors, such as Medicare, and commercial payors, such as insurance companies. Achieving broad coverage and reimbursement of our current products by third-party payors and continued Medicare coverage are key components of our financial success.
We bill third-party payors and patients for the tests we perform. We have received Medicare coverage for our DecisionDx-Melanoma, DecisionDx-SCC, MyPath Melanoma, DecisionDx-UM, TissueCypher and IDgenetix tests which meet certain criteria for Medicare and Medicare Advantage beneficiaries, representing. A ‘‘covered life’’ means a subscriber, or a dependent of a subscriber, who is insured under an insurance carrier’s policy.
The Medicare rates discussed below are prior to giving effect to applicable sequestration in effect from time to time as described in further detail under "Government Regulation and Product Approval—Healthcare Reform" included in Item 1, Business, of this Annual Report on Form 10-K.
DecisionDx-Melanoma
DecisionDx-Melanoma tests are processed from our Phoenix laboratory and are covered under “foundational” LCDs finalized by MACs Palmetto and Noridian in the second quarter of 2022. Previously, DecisionDx-Melanoma was covered under an expanded LCD form the same MACs from the fourth quarter of 2020 until the effective date of the current LCD.
DecisionDx-Melanoma has met ADLT status, as determined by the CMS, since 2019. Since 2022, the rate for DecisionDx-Melanoma is set annually based upon the median private payor rate for the first half of the second preceding calendar year. For example, the rate for 2023 was set using median private payor rate data from January 1, 2021 to June 30, 2021. Our rate for 2022 and 2023 was $7,193 per test and is $7,193 for 2024.
DecisionDx-UM
DecisionDx-UM tests are processed from our Phoenix laboratory and are covered under LCDs finalized by MAC administrators Palmetto and Noridian in July 2017.
DecisionDx-UM has met the criteria of “existing advanced diagnostic laboratory test” status, also referred to as “existing ADLT” status, as determined by the CMS, since May 2019. Our rate is set annually based upon the median private payor rate for the first half of the second preceding calendar year. For example, the rate for 2023 was set using median private payor rate data from January 1, 2021 to June 30, 2021. Our rate for 2022 and 2023 was $7,776 per test and is $7,776 for 2024.
MyPath Melanoma and DiffDx-Melanoma
MyPath Melanoma was covered under a test-specific LCD policy through Noridian that became effective in June 2019. Effective August 6, 2023, Palmetto and Noridian issued LCDs that converted the test-specific MyPath Melanoma LCD to a “foundational” LCD and provided coverage for both MyPath Melanoma and DiffDx-Melanoma.
MyPath Melanoma was approved as a “new ADLT” in September 2019. Rates for our MyPath Melanoma test are set annually based upon the median private payor rate for the first half of the second preceding calendar year. Our rate for 2022 was $1,950 per test. Our 2023 rate was set at $1,755 per test, based on data submitted by the predecessor owner of the Myriad MyPath Laboratory relating to the first half of 2021. Our 2024 rate is set at $1,950 per test.
In the second quarter of 2022, we obtained a PLA code for DiffDx-Melanoma. In 2023, DiffDx-Melanoma went through the CMS gapfill process which concluded in September 2023 with CMS posting a final MAC-specific gapfill rate of $1,950 per test. Our rate for 2024 is $1,950 per test.

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
DecisionDx‑SCC
We issue our DecisionDx-SCC tests from our Pittsburgh and Phoenix labs, with a majority of tests being issued from our Pittsburgh lab. Novitas is the MAC responsible for administering claims for test reports issued by our Pittsburgh laboratory.
We requested and received an evidentiary review of our DecisionDx-SCC by Novitas during the first quarter of 2022. Based upon this review, DecisionDx-SCC test began receiving coverage in April 2022.
On June 9, 2022, Novitas posted a draft oncology biomarker LCD that proposes to rely upon evidentiary reviews sourced from three databases for all oncology biomarker tests: ClinGen, OncoKB and NCCN. We believe the purpose of the proposals in this draft LCD were to streamline future reviews. Two of the databases do not review GEP tests and NCCN did not, to our knowledge, review DecisionDx-SCC. If finalized as proposed, then DecisionDx-SCC would not have been included as a covered test in the associated billing and coding article. The comment period for the draft LCD ended on September 6, 2022.
On June 2, 2023, Novitas posted a finalized oncology biomarker LCD pursuant to which the DecisionDx-SCC test would no longer be covered by Medicare effective July 17, 2023. However, on July 6, 2023, Novitas suspended the final version of the LCD and announced its intent to post a new proposed LCD for comment and presentation at an open meeting. On July 27, 2023, Novitas posted a nearly identical proposed oncology biomarker LCD that continues to intend to rely upon evidentiary reviews sourced from three databases: ClinGen, OncoKB and NCCN. The proposed LCD also recommends non-coverage for our DecisionDx-SCC test. The comment period for the proposed LCD ended on September 9, 2023. We cannot predict whether this LCD will be finalized as proposed or what the timing of any final LCD might be.
Palmetto MolDX program oversees MAAA tests that are reported from our Phoenix laboratory and Noridian is the MAC responsible for administering claims for test reports issued by our Phoenix laboratory. In the second quarter of 2020, we submitted our technical assessment dossier for DecisionDx-SCC to Palmetto and Noridian. The dossier was accepted as complete in the third quarter of 2020. On June 8, 2023, both Palmetto and Noridian posted a preliminary draft LCD recommending no coverage for DecisionDx-SCC. The comment period for the draft LCDs ended on July 22, 2023.
Decision-SCC was reimbursed at a rate of $3,873 per test under a PLA code from second quarter of 2022 through June 30, 2023 when CMS determined DecisionDx-SCC meet the criteria for “new ADLT” status. Effective July 1, 2023 and through March 31, 2024, CMS set the initial period rate equal to the list price of $8,500 per test. Effective April 1, 2024 and through December 31, 2025, the published CLFS rate for DecisionDx-SCC will be based on the median private payor rates received between July 1, 2023 and November 30, 2023. We submitted the median private payor data to CMS during the data reporting period in December 2023. Future rates will be set annually based upon the median private payor rate for the first half of the second preceding calendar year. ADLT status determines the process by which the rate is set and is not an indication of Medicare coverage.
TissueCypher
TissueCypher is processed in our Pittsburgh, Pennsylvania laboratory and falls under the Medicare jurisdiction managed by Novitas. From January 1, 2022 through March 31, 2022, we received payments for claims according to the published CLFS rate at $2,513 per test. On March 24, 2022, CMS determined that TissueCypher meets the criteria for “new ADLT” status. ADLT status exempts TissueCypher from what is called the “14-day rule,” which simplifies the billing process for Medicare patients. From April 1, 2022 through December 31, 2022, CMS set the initial period rate equal to the original list price of $2,350 per test. Effective January 1, 2023, the published CLFS rate for TissueCypher was set at $4,950 per test, which will remain effective through December 31, 2024. This rate is based on the median private payor rates received between April 1, 2022 and August 31, 2022. Thereafter, the rate will be set annually based upon the median private payor rate for the first half of the second preceding calendar year.

IDgenetix
IDgenetix is currently covered under a Noridian LCD policy and accompanying billing and coding article developed by MolDX.
Our IDgenetix multi-gene panel was reimbursed by Medicare at approximately $1,500 per test from the April 2022 acquisition date through February 2023, when MolDX notified us that as part of its annual CPT code updates, IDgenetix should shift billing to the New CPT Code and continue using the IDgenetix Z-Code beginning in March 2023. The New CPT Code was set at $917 per test while the test went through CMS’s Gapfill pricing process. We believed the new CPT Code, in conjunction with the IDgenetix Z-Code, did not describe all of the components of the IDgenetix test and thus, was not appropriate for IDgenetix. We subsequently obtained a test-specific PLA CPT code which became effective October 1, 2023. In November 2023, CMS posted its final CLFS determination which crosswalks our PLA CPT code to an existing PLA code at a rate of $1,336 per test effective January 1, 2024.
Delivered Test Reports
The number of test reports we generate is a key indicator that we use to assess our business. A test report is generated when we receive a sample in our laboratory, and then the relevant test information is entered into our Laboratory Information Management System, the laboratory portion of the test is performed, including proprietary algorithmic analysis of the combined biomarkers and a report is then generated which is sent to the clinician who ordered the test.
The number of test reports delivered by us during the years ended December 31, 2023 and 2022 are presented in the table below:

	Proprietary Dermatologic GEP Tests
	DecisionDx- Melanoma	DecisionDx-SCC	Diagnostic GEP offering (1)	Dermatologic Total	DecisionDx-UM	TissueCypher(3)	IDgenetix(2)	Grand Total
Q1 2023	7,583	2,411	980	10,974	409	1,383	2,150	14,916
Q2 2023	8,597	2,681	953	12,231	461	1,447	2,681	16,820
Q3 2023	8,559	2,820	1,011	12,390	399	2,829	2,791	18,409
Q4 2023	8,591	3,530	1,018	13,139	405	3,441	3,299	20,284
For the year ended December 31, 2023	33,330	11,442	3,962	48,734	1,674	9,100	10,921	70,429

Q1 2022	6,023	1,142	950	8,115	456	56	—	8,627
Q2 2022	7,125	1,344	955	9,424	431	352	827	11,034
Q3 2022	7,354	1,636	834	9,824	392	690	1,208	12,114
Q4 2022	7,301	1,845	822	9,968	432	1,030	1,214	12,644
For the year ended December 31, 2022	27,803	5,967	3,561	37,331	1,711	2,128	3,249	44,419

(1)Includes MyPath Melanoma and DiffDx-Melanoma. We offered both MyPath Melanoma and DiffDx-Melanoma under our Diagnostic GEP offering until February 2023 when we suspended the offering of DiffDx-Melanoma, as discussed above.
(2)We began offering the IDgenetix test on April 26, 2022, following our acquisition of AltheaDx. Includes both single-gene and multi-gene tests.
(3)We temporarily paused accepting additional orders in July 2023 and resumed accepting new orders in a phased approach in September 2023. We completed processing of our pre-existing backlog orders in October 2023 and continue to accept new orders as of December 31, 2023.
For the years ended December 31, 2023 and 2022, our dermatologic test report volume increased by 30.5% and 40.9%, respectively, largely driven by continued growth from our DecisionDx-Melanoma and DecisionDx-SCC tests. Increases from our other tests (non-dermatologic), primarily IDgenetix and TissueCypher, also contributed to the overall volume increase. For a discussion of how we recognize revenue derived from our tests, refer to “Net Revenues” under “Components of Results of Operations” below.

In developing our DecisionDx-SCC test, we believed that in addition to addressing significant unmet clinical needs, we would see opportunities for leverage, as many of the clinicians currently ordering DecisionDx-Melanoma would likely be the same clinicians who would find value in our DecisionDx-SCC test. For example, we found that for the year ended December 31, 2023, approximately 78% of all clinicians ordering DecisionDx-SCC had also ordered our DecisionDx-Melanoma test during that same period.
Information About Certain Metrics
The following provides additional information about certain metrics we have disclosed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Test Reports Delivered
Test reports delivered represents the number of completed test reports delivered by us during the reporting period indicated. The period in which a test report is delivered does not necessarily correspond with the period in which the related revenue, if any, is recognized, due to the timing and amount of adjustments for variable consideration under ASC 606. We use this metric to evaluate the growth in adoption of our tests and to measure against our internal performance objectives. We believe this metric is useful to investors in evaluating the volume of our business activity from period-to-period that may not be discernible from our reported revenues under ASC 606.
Other Events
Impact of Macroeconomic Conditions
Macroeconomic conditions, including uncertainties associated with the Israel-Hamas war, the ongoing conflict between Ukraine and Russia, economic slowdowns, public health crises, labor shortages, recessions or market corrections, supply chain disruptions, inflation and monetary policy shifts, liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, rising interest rates and financial and credit market fluctuations, volatility in the capital markets or other evolving macroeconomic developments, continued to have direct and indirect impacts on our business and could in the future materially impact our results of operations and financial condition. We continue to actively monitor the impact of these macroeconomic factors on our results of operations, financial condition and cash flows. The extent of the impact of these factors on our operational performance and financial condition, including our ability to execute our business strategies and initiatives in the expected timeframe, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business.
Our Financial Results
Our net loss may fluctuate significantly from period to period, depending on the timing of our planned development activities, the growth of our sales and marketing activities and the timing of revenue recognition under ASC 606. We expect our expenses will increase substantially over time as we:
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
Gross margin and gross margin percentage are key indicators we use to assess our business. See the table in “Results of Operations—Comparison of the years ended December 31, 2023 and 2022” for details.
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
We expect to use a portion of our cash and cash equivalents and marketable investment securities to further support and accelerate our research and development activities, including important studies that are underway to support our DecisionDx-Melanoma test. For instance, in February 2023, we announced the publication of data from the DECIDE study presenting DecisionDx-Melanoma test results influenced 85% of clinicians’ decisions regarding the SLNB surgical procedure. Additionally, use of the tests’ results within current guideline recommendations led to a significant reduction in SLNB procedures performed, demonstrating the clinical value of the test to guide risk-aligned patient care. Also, in 2021, we initiated our large prospective, multi-center clinical study to develop, validate and bring to market a pipeline genomic test, or tests, aimed at predicting response to systemic therapy in patients with moderate to severe psoriasis, atopic dermatitis and related inflammatory skin conditions. As of December 31, 2023, there were more than 45 active clinical study sites and over 1,000 patients enrolled in this study. Assuming we are successful in validating a genomic tests, or tests, for one or more of these uses, then we expect to launch this pipeline test by the end of 2025.
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
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets is primarily associated with developed technology obtained through acquisitions, such as our acquisitions of Cernostics in December 2021 and AltheaDx in April 2022.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration is associated with our acquisitions of Cernostics and AltheaDx and the related contingent consideration of up to $50.0 million and $75.0 million, respectively, payable based on the achievement of certain commercial milestones relating to the year ended December 31, 2022 in the case of Cernostics, and the years ending December 31, 2022, 2023 and 2024, in the case of AltheaDx (the “Earnout Payments”). No Earnout Payments were paid relating to the year ended December 31, 2022 in connection with our acquisitions of Cernostics and AltheaDx since the applicable commercial milestones were not achieved. As of December 31, 2023 and December 31, 2022, our contingent consideration liability for AltheaDx was zero.
Interest and Other Non-Operating Income
Interest income consists primarily of earnings on cash and cash equivalents, primarily money market funds, and marketable investment securities, primarily short-term U.S. government obligations.
Interest Expense
Interest expense is primarily attributable to finance leases.

Income Tax Expense (Benefit)
In connection with our acquisition of AltheaDx in April 2022, and taking into consideration the additional deferred tax liabilities resulting from such acquisition, we determined that a portion of our valuation allowance should be reduced, which was reflected in our income tax benefit for the year ended December 31, 2022. Our consolidated financial statements do not reflect any federal or state income tax benefits attributable to the pre-tax losses we have incurred, due to the uncertainty of realizing a benefit from those items. As of December 31, 2023, we had federal NOL carryforwards of $197.1 million, of which $92.0 million will begin to expire in 2029 if not utilized to offset federal taxable income, and $105.1 million may be carried forward indefinitely. Also, as of December 31, 2023, we had state NOL carryforwards of $114.3 million, which begin to expire in 2028 if not utilized to offset state taxable income.

Results of Operations
Comparison of the Years Ended December 31, 2023 and 2022
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Years Ended December 31,		Change
	2023	2022
Net revenues	$219,788	$137,039	$82,749	60.4%
Operating expenses and other operating income:
Cost of sales (exclusive of amortization of acquired intangible assets)	44,982	32,009	12,973	40.5%
Research and development	53,618	44,903	8,715	19.4%
Selling, general and administrative	180,152	143,003	37,149	26.0%
Amortization of acquired intangible assets	9,013	8,266	747	9.0%
Change in fair value of contingent consideration	—	(18,287)	18,287	100.0%
Total operating expenses, net	287,765	209,894	77,871	37.1%
Operating loss	(67,977)	(72,855)	4,878	6.7%
Interest and other non-operating income	10,623	3,968	6,655	167.7%
Interest expense	(11)	(17)	6	NM
Loss before income taxes	(57,365)	(68,904)	11,539	16.7%
Income tax expense (benefit)	101	(1,766)	1,867	105.7%
Net loss	$(57,466)	$(67,138)	$9,672	14.4%

(1) NA = Not applicable
(2) NM = Not meaningful
The following table indicates the amount of stock-based compensation expense (non-cash) reflected in the line items above (in thousands):

	Years Ended December 31,
	2023	2022	Change
Cost of sales (exclusive of amortization of acquired intangible assets)	$4,938	$3,755	$1,183
Research and development	10,119	7,635	2,484
Selling, general and administrative	36,162	24,931	11,231
Total stock-based compensation expense	$51,219	$36,321	$14,898
The following table provides a disaggregation of net revenues by type (in thousands):

	Years Ended December 31,
	2023	2022	Change
Dermatologic(1)	$183,375	$124,809	$58,566
Non-Dermatologic(2)	36,413	12,230	24,183
Total net revenues	$219,788	$137,039	$82,749

(1)Consists of DecisionDx-Melanoma, DecisionDx-SCC and our Diagnostic GEP offering.
(2)Consists of TissueCypher, DecisionDx-UM and IDgenetix.

The following table presents the calculation of gross margin (in thousands, except percentages):

	Years Ended December 31,
	2023	2022	Change
Net revenues	$219,788	$137,039	$82,749
Less: Cost of sales (exclusive of amortization of acquired intangible assets)	44,982	32,009	12,973
Less: Amortization of acquired intangible assets	9,013	8,266	747
Gross margin	$165,793	$96,764	$69,029
Gross margin percentage	75.4%	70.6%	4.8%

Net Revenues
Net revenues for the year ended December 31, 2023 increased by $82.7 million, or 60.4%, to $219.8 million compared to the year ended December 31, 2022 due to a $58.6 million increase in revenue from our dermatologic tests and a $24.1 million increase in revenue from our non-dermatologic tests.
The increase from our dermatologic tests was primarily due to higher average selling price per unit for DecisionDx-SCC tests, where we began receiving Medicare reimbursement at a higher rate beginning in July 2023, increases in test report volume of 19.9%, for DecisionDx-Melanoma and 91.8%, for DecisionDx-SCC.
The increase in net revenue from our non-dermatologic tests of $24.1 million was primarily attributable to TissueCypher, due to a higher average selling price and higher test report volume, reflecting a higher 2023 reimbursement rate than our 2022 rates. Our IDgenetix test, which we acquired in connection with our acquisition of AltheaDx in April 2022, also contributed to the increase in non-dermatologic revenues during the period. Net revenue from our non-dermatologic tests as a percentage of total net revenue increased from 8.9% for the year ended December 31, 2022 to 16.6% for the year ended December 31, 2023.
The increases in total net revenues were partially offset by the effect of variations in revenue adjustments related to tests delivered in previous periods, associated with changes in estimated variable consideration, which were $4.5 million of net negative revenue adjustments for the year ended December 31, 2023 compared to $2.0 million of net negative revenue adjustments for the year ended December 31, 2022. These amounts include (i) adjustments for actual collections versus estimated amounts and (ii) cash collections and the related recognition of revenue in current period for tests delivered in prior periods due to the release of the constraint on variable consideration.
Cost of Sales (exclusive of amortization of acquired intangible assets)
Cost of sales (exclusive of amortization of acquired intangible assets) for the year ended December 31, 2023 increased by $13.0 million, or 40.5%, compared to the year ended December 31, 2022, primarily due to increased expenditures on supplies, higher personnel costs, third-party services and rent. Supply and service expenses have increased due to higher laboratory activity, which is attributable to higher test report volumes. The increase in personnel costs primarily consist of higher salaries and wages, stock-based compensation expense and benefits expense, reflecting headcount additions made to support business growth as well as merit and annual inflationary wage adjustment for existing employees. Increases in headcount, in addition to higher lab service expense and rent expense, have largely been attributable to commencement operations at our new Pittsburgh laboratory, which opened in the second quarter of 2023.
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
Gross Margin
Our gross margin percentage was 75.4% for the year ended December 31, 2023, compared to 70.6% for the same period in 2022. The increase was primarily due to higher net revenues, partially offset by higher supplies expenditures and higher laboratory personnel costs, higher laboratory overhead, to include lab service fees and rent, and variations in revenue adjustments related to tests delivered in previous periods.

Research and Development
Research and development expenses increased by $8.7 million, or 19.4%, for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily consisting of higher personnel costs and higher clinical studies expense partially offset by lower expense from advisory boards and consulting services.
Higher personnel costs are primarily a result of higher salaries and wages, stock-based compensation expense, bonuses and benefits expense. Increases in salaries and wages, stock-based compensation expense, bonuses and benefit expenses were due to headcount expansions as well as merit and annual inflationary wage adjustment for existing employees. Higher research and development expense is attributable to higher costs for clinical studies, most of which was attributable to our other inflammatory skin disease pipeline studies. Advisory board and consulting costs decreased due to fewer conference and speaker events being held in 2023 than in 2022.
We expect research and development expense to increase as we continue to invest in ongoing pipeline initiatives as well as seek opportunities to branch out upstream, downstream and parallel to our existing commercial tests, within or adjacent to our established dermatology commercial call points.
Selling, General and Administrative
The following table provides a breakdown of SG&A expenses (in thousands):

	Years Ended December 31,
	2023	2022	Change
Sales and marketing	$113,657	$86,607	$27,050
General and administrative	66,495	56,396	10,099
Total selling, general and administrative expense	$180,152	$143,003	$37,149
Sales and marketing expenses increased by $27.1 million, or 31.2%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily attributable to higher personnel costs, consisting of salaries, stock-based compensation, bonuses and employee benefits. The remainder of the increase in sales and marketing expenses was primarily associated with training events, conference fees, travel and other marketing costs incurred through our ongoing sales and marketing operations.
In 2023, we continued to focus on the expansion and development of both our dermatology-facing and non-dermatology-facing commercial outside sales forces, and ancillary teams, as we seek to expand awareness of our test portfolio for patients new clinicians. Salaries and stock-based compensation for our sales and marketing teams have increased through headcount expansions as well as through merit and annual inflationary wage adjustment for existing employees. Bonuses have increased through expanded headcount and through individual and company performance. Higher expense for travel, training events and conference fees were primarily attributable to our sales and marketing operations. Stock-based compensation expense included in sales and marketing expense was $18.3 million for the year ended December 31, 2023 compared to $12.3 million for the year ended December 31, 2022. We intend to continue developing and expanding our sales and marketing operations and expect increases in related expenditures to follow.
General and administrative expenses increased by $10.1 million, or 17.9%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase is primarily attributable to higher personnel costs and higher information technology and software-related costs. Increases in personnel costs reflect higher stock-based compensation and salaries. Personnel costs have increased through headcount expansions in our administrative support functions and through merit and annual inflationary wage adjustment for existing employees. Increases in personnel costs and information technology and software-related costs were partially offset by a decrease in professional service fees, most of which related to costs incurred through our acquisition of AltheaDx during 2022. Stock-based compensation expense included in general and administrative expense was $17.9 million for the year ended December 31, 2023, compared to $12.7 million for the year ended December 31, 2022. The remainder of the increase in general and administrative expenses was primarily associated with general increases across various categories. We intend to continue developing our information technology, and other administrative supporting functions, and expect increases in related expenditures to follow.

Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets increased by $0.7 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase is primarily associated with amortization of developed technology attributable to the acquisition of AltheaDx in April 2022. Amortization of acquired intangible assets is projected to be approximately $9.0 million for the year ending December 31, 2024.
Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration for the year ended December 31, 2022 of $18.3 million, a net gain, was primarily related to the remeasurement of the Earnout Payments associated with our acquisition of Cernostics. There was no such activity for the year ended December 31, 2023.
Interest and Other Non-Operating Income
Interest income increased by $6.7 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily as a result of higher interest rates and our purchases of marketable investment securities beginning in the third quarter of 2022.
Income Tax Expense (Benefit)
We recorded a minimal amount in income tax expense for the year ended December 31, 2023. Our income tax benefit was $1.8 million for the year ended December 31, 2022, and was primarily attributable to a reduction of $1.6 million in our valuation allowance on net deferred tax assets resulting from our acquisition of AltheaDx in April 2022. Specifically, we took into consideration the additional deferred tax liabilities resulting from the acquisition and determined that a portion of our existing valuation allowance should be reduced.
Stock-Based Compensation Expense
Stock-based compensation expense, which is allocated among cost of sales, research and development expense and SG&A expense, totaled $51.2 million for the year ended December 31, 2023 compared to $36.3 million for the year ended December 31, 2022. The increase is primarily due to our annual grant of equity awards in December 2022, as well as new hire and merit based awards during 2023, partially offset by the impact of an annual grant of equity awards not being issued in December 2023.
We expect material increases in stock-based compensation expense in future periods, attributable to both existing awards outstanding and anticipated additional grants to our current and future employees. We expect to complete an annual grant of equity awards to our employees in March 2024.
As of December 31, 2023, we had 610 employees compared to 543 as of December 31, 2022. As of December 31, 2023, the total unrecognized stock-based compensation cost related to outstanding awards was $85.5 million, which is expected to be recognized over a weighted-average period of 2.3 years.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents, marketable investment securities and cash generated from the sale of our products. All of our marketable investment securities are considered investment grade, are readily available for use in current operations and have contractual maturities of one year or less. As of December 31, 2023 and December 31, 2022, we had marketable investment securities of $144.3 million and $135.7 million, respectively. As of December 31, 2023 and 2022, we had cash and cash equivalents of $98.8 million and $122.9 million, respectively.
Since becoming a public company, our liquidity has been primarily derived from the revenue generated from the sale of our products, proceeds from our July 2019 IPO, follow-on public offerings of common stock in June 2020 and December 2020. We believe that our existing cash and cash equivalents, marketable investment securities and anticipated cash generated from sales of our products will be sufficient to fund our operations for at least the next 12 months. However, we have based these estimates on assumptions that may prove to be wrong, and could result in us depleting our capital resources sooner than expected.
Concurrently with the filing of this Annual Report Form 10-K, we are filing a shelf registration statement on Form S-3 pursuant to which we will be allowed to issue up to $300.0 million of common stock, preferred stock, debt securities and warrants from time-to-time in one or more offerings.

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
In April 2022, we acquired AltheaDx, for $30.5 million in cash and $17.1 million in shares of our common stock. We agreed to pay contingent consideration of up $75.0 million, 50% in cash and 50% in common stock, based on the achievement of certain commercial milestones relating to the years ending December 31, 2022, 2023 and 2024. The portions associated with the commercial milestones for the years ended December 31, 2023 and 2022 were $37.5 million and $35.0 million, respectively, and were not paid since the applicable commercial milestones were not met. The 2022 portion was exclusive of a catch-up payment in 2023 of $17.5 million if all 2023 commercial milestones had been fully met. Therefore, a potential payment obligation of up to $20.0 million with respect to the remaining commercial 2024 milestone remains as of December 31, 2023. In each case, the number of shares of our common stock that may be issued in connection with the commercial milestone payments is subject to limitations. Our actual liability with respect to these commercial milestone payments from our acquisition will depend, in part, on our ability to successfully grow IDgenetix (acquired from AltheaDx) revenue and timing thereof. See Note 6 of the consolidated financial statements for additional information on the acquisition of AltheaDx.
On July 10, 2023, following approval by our board of directors, we entered into a definitive agreement to purchase a plot of land located in Friendswood, Texas for a purchase price of $7.6 million, subject to certain adjustments, for the purpose of developing a commercial office building which may be used as our future corporate headquarters. Under the agreement, we had the option to terminate the contract within 90 days, for any reason. On October 4, 2023, we amended the definitive agreement to extend the option period by an additional 30 days. On January 9, 2024, we amended the definitive agreement to finalize easement right and related matters. On February 9, 2024, we closed on the purchase of the land for cash consideration of $7.2 million.
Since our inception, we have generally incurred significant losses and negative operating cash flows. For the year ended December 31, 2023 we had a net loss of $57.5 million and an accumulated deficit of $218.4 million as of December 31, 2023. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful commercialization of our currently marketed products and the products we plan to launch in the future as well as our spending on research and development activities. We expect to incur additional expenses and losses in the future as we invest in the commercialization of our existing products and the development and commercialization of our current pipeline products and future product candidates. Further, we expect that any acquisitions of businesses, products, assets or technologies will also increase our expenses. We believe that our existing cash and cash equivalents, marketable investment securities and anticipated cash generated from the sale of our commercial products will be sufficient to fund our operations for at least the next 12 months. We believe we will meet longer-term expected cash requirements and obligations through a combination of existing cash and cash equivalents, marketable investment securities and anticipated cash generated from sales of our products and issuances of equity securities or debt offerings. However, we have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. There are numerous risks and uncertainties associated with developing genomic tests, including, among others, the uncertainty of:

•successful commencement and completion of clinical study protocols;
•successful identification and acquisition of tissue samples;
•the development and validation of genomic classifiers; and
•acceptance of new genomic tests by clinicians, patients and third-party payors including competitor actions.
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
Total undiscounted future minimum payment obligations under our operating leases and finance leases as of December 31, 2023 totaled approximately $24.4 million, of which $2.4 million is payable in 2024 and $22.0 million is payable through the end of 2033. The leases expire on various dates through 2033 and provide certain options to renew for additional periods.
We expect our lease obligations may increase in the future as we expand our facilities, operations and headcount in support of the anticipated growth in our portfolio of commercial products and pipeline tests. Refer to Note 10 of the consolidated financial statements for additional information on our leasing arrangements.
Cash Flows
The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented (in thousands):

	Years Ended December 31,
	2023	2022
Net cash used in operating activities	$(5,626)	$(41,655)
Net cash used in investing activities	(16,183)	(166,545)
Net cash (used in) provided by financing activities	(2,298)	1,515
Net change in cash and cash equivalents	(24,107)	(206,685)
Cash and cash equivalents, beginning of year	122,948	329,633
Cash and cash equivalents, end of year	$98,841	$122,948
Operating Activities
Net cash used in operating activities was $5.6 million for the year ended December 31, 2023, and was primarily attributable to the net loss of $57.5 million, increases in accounts receivable of $14.9 million, increases in accretion of discounts on marketable investment securities of $5.5 million and increases in inventory of $4.0 million, partially offset by non-cash stock-based compensation expense of $51.2 million, depreciation and amortization of $12.3 million, increases in accounts payable of $5.7 million, increases in accrued compensation of $4.6 million and increases in other accrued and current liabilities of $2.1 million.

Net cash used in operating activities was $41.7 million for the year ended December 31, 2022, and was primarily attributable to the net loss of $67.1 million, the change in fair value of contingent consideration of $18.3 million, increases in accounts receivable of $6.2 million, deferred income taxes of $1.9 million, increases in inventory of $1.7 million and increases in accretion of discounts on marketable investment securities of $1.4 million, partially offset by stock compensation expense of $36.3 million, depreciation and amortization of $10.5 million and increases in accrued compensation of $8.5 million.
The $36.0 million decrease in net cash used in operating activities for the year ended December 31, 2023 compared to the year ended December 31, 2022 is primarily due to increases in collections from customers attributable to higher net revenues partially offset by increases in operating expenditures. In part, the cash used during the year ended December 31, 2023 reflects the payment of annual cash bonuses to our employees as well as certain health care benefit payments totaling $17.7 million. In comparison, we paid $11.6 million during the same period in 2022 towards annual cash bonuses and certain health care benefits.
Investing Activities
Net cash used in investing activities was $16.2 million for the year ended December 31, 2023 and consisted primarily of purchases of marketable investment securities of $189.1 million and purchases of property and equipment of $13.6 million, partially offset by the maturity of marketable investment securities of $186.5 million.
Net cash used in investing activities was $166.5 million for the year ended December 31, 2022 and consisted primarily of purchases of marketable investment securities of $134.7 million, the cash portion of the AltheaDx purchase consideration of $27.0 million (net of cash and cash equivalents acquired) and purchases of property and equipment of $5.6 million.
The $8.0 million increase in cash used for the purchase of property and equipment for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to the build out and completion of our new laboratory and office facilities located in Pittsburgh, Pennsylvania. Fixed asset purchases for this build out included those made for laboratory equipment, leasehold improvements, furniture and fixtures, and information technology infrastructure.
Financing Activities
Net cash used in financing activities was $2.3 million for the year ended December 31, 2023, and consisted primarily of payment of employees’ taxes on vested RSUs of $5.1 million, partially offset by $2.7 million of proceeds from contributions to our 2019 Employee Stock Purchase Plan (the “ESPP”).
Net cash provided by financing activities was $1.5 million for the year ended December 31, 2022, and consisted primarily of $2.5 million of proceeds from contributions to the ESPP and $0.8 million of proceeds from exercise of common stock options, partially offset by payment of employees’ taxes on vested RSUs of $1.7 million.
Inflation
In 2021, the rate of inflation in the United States increased, began subsiding in the second half of 2022 and has remained stable in 2023. We do not believe that inflation has had a material impact on our financial results during the year ended December 31, 2023. We are unable to predict if the rate of inflation will increase in future periods.
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
All of our revenues from contracts with customers are associated with the provision of diagnostic and prognostic testing services. Our revenues are primarily attributable to DecisionDx-Melanoma for cutaneous melanoma. We also provide a test for UM, DecisionDx-UM. We launched a test for patients with cutaneous SCC, DecisionDx-SCC in August 2020 and launched a test for use in patients with suspicious pigmented lesions, DiffDx-Melanoma in November 2020. We began offering a test for difficult-to-diagnose melanocytic lesions, MyPath Melanoma, following an asset acquisition completed in May 2021. We also provide a test for UM, DecisionDx-UM. We began offering the TissueCypher test for patients with BE following an asset acquisition completed in December 2021. We began offering a proprietary PGx test service focused on mental health IDgenetix, following a business combination completed in April 2022.
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
The Medicare claims that are covered are generally paid at the established rate by our Medicare contractor within 30 days from receipt. Medicare claims that were either submitted to Medicare prior to a medical review and coverage, or an LCD’s effective date, or are not covered, but meet the definition of being medically reasonable and necessary pursuant to the controlling Section 1862(a)(1)(A) of the Social Security Act may be paid upon initial claim submission or if denied for payment are generally appealed and may ultimately be paid at the first (termed “redetermination”), second (termed “reconsideration”) or third level of appeal (de novo hearing with an ALJ). A successful appeal at any of these levels results in payment.
In the absence of Medicare coverage or contractually established reimbursement rates, we have concluded that our contracts include variable consideration because the amounts paid by Medicare or commercial health insurance carriers may be paid at less than our standard rates or not paid at all, with such differences considered implicit price concessions. Variable consideration attributable to these price concessions is measured at the expected value using the “most likely amount” method under ASC 606. The amounts are estimated using historical average collection rates by test type and payor category taking into consideration the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as the judgment and actions of third parties. Such variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. Variable consideration may be constrained and excluded from the transaction price in situations where there is no contractually agreed upon reimbursement coverage or in the absence of a predictable pattern and history of collectability with a payor. Variable consideration for Medicare claims for which there are no existing positive coverage decisions, including those claims subject to approval by an ALJ at an appeal hearing, is deemed to be fully constrained due to factors outside our influence (i.e., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. Included in revenues for the years ended December 31, 2023 and 2022 were $4.5 million of net negative revenue adjustments and $2.0 million of net negative revenue adjustments, respectively, associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods. These amounts include (i) adjustments for actual collections versus estimated amounts and (ii) cash collections and the related recognition of revenue in current period for tests delivered in prior periods due to the release of the constraint on variable consideration.
Stock-Based Compensation
Stock-based compensation expense for equity instruments issued to employees and non-employees, including stock options, RSUs, performance-based restricted stock units (“PSUs”) and purchase rights issued under the ESPP is measured based on the grant date fair value of the awards. For stock options and purchase rights granted under the ESPP, we estimate the grant date fair value using the Black-Scholes option-pricing valuation model. For RSUs and PSUs, we use the closing price of our common stock on the date of grant to determine the fair value. We recognize compensation costs on a straight-line basis for awards with only service conditions, which is generally the awards’ vesting period, typically four years for options and RSUs and the two-year offering period for the ESPP. PSUs vest upon the achievement of certain performance conditions and the provision of service with us through a specified period. Accruals of compensation cost for PSUs are based on the probable outcome of the performance conditions and are reassessed each reporting period. We recognize compensation cost for PSUs separately for each vesting tranche on a ratable basis over the requisite service period. The requisite service period for PSUs is based on an analysis of vesting requirements and performance conditions for the particular award. Under specific circumstances, certain employees may be eligible for accelerated vesting of a portion of their awards upon retirement, contingent upon meeting predefined criteria related to age, tenure, and notice. The determination of the requisite service period considers the employee's retirement eligibility and is reassessed at each reporting date. Forfeitures are accounted for as they occur.
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

The following table sets forth the assumptions used to determine the fair value of stock options:

	Years Ended December 31,
	2023	2022
Average expected term (years)	5.0	5.8
Expected stock price volatility	75.57% - 76.01%	68.34% - 75.02%
Risk-free interest rate	3.57% - 3.57%	1.54% - 4.21%
Dividend yield	—%	—%
The following table sets forth assumptions used to determine the fair value of the purchase rights issued under the ESPP:

	Years Ended December 31,
	2023	2022
Average expected term (years)	1.3	1.3
Expected stock price volatility	72.80% - 130.95%	62.98% - 91.78%
Risk-free interest rate	4.74% - 5.33%	0.60% - 3.45%
Dividend yield	—%	—%
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
Goodwill
Our goodwill is not amortized but is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that it may be impaired. We perform annual impairment reviews of our goodwill balance during the fourth quarter of each year, or more frequently if management believes indicators of impairment exist. We may perform a qualitative assessment to determine if it is necessary to perform a quantitative impairment test. If we determine that a quantitative impairment test is necessary, we apply the guidance in Accounting Standards Update (“ASU”) No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, by comparing the fair value of the reporting unit to its carrying value, including the goodwill. If the carrying value exceeds the fair value, we recognize an impairment loss for the amount by which the carrying value exceeds fair value, up to the total amount of goodwill allocated to the reporting unit. We did not incur any goodwill impairment losses in any of the periods presented. We have concluded that our business is comprised of a single reporting unit. For our annual impairment test for the year ended December 31, 2023, we elected to bypass the qualitative assessment and proceeded directly to the quantitative assessment by comparing our reporting unit’s fair value to its carrying value. Since we have a single reporting unit, fair value of the reporting unit was measured at our total market capitalization on the impairment test date based on the closing price of our common stock. Factors that could result in an impairment of goodwill in the future include declines in the price of our common stock, increased competition, changes in macroeconomic developments and unfavorable government or regulatory developments.
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
On October 1, 2023, we performed our annual impairment test which indicated that the fair value of our reporting unit exceeded its carrying value by 34% and therefore no impairment was indicated. We continued to monitor for additional indicators of impairment through December 31, 2023 and did not observe any factors that could result in an impairment of goodwill.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures ("ASU 2023-09"), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact this update will have on our consolidated financial statements and disclosures.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which require public companies disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. We are currently evaluating the impact this update will have on our consolidated financial statements and disclosures.
We have evaluated all other recently issued, but not yet effective, accounting pronouncements and do not believe that these accounting pronouncements will have any material impact on our consolidated financial statements or disclosures upon adoption.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
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
As of December 31, 2023, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm, KPMG LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in its report contained in Item 15 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
Securities Trading Plans of Directors and Executive Officers
On November 5, 2023, Frank Stokes, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 43,309 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement will be from February 5, 2024 until the earlier of the completion of all transactions under the trading arrangement or the termination of the plan. On November 6, 2023, Frank Stokes terminated a trading arrangement for the sale of the Company's common stock. Such trading arrangement was not intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c), but complied with the then-applicable requirements of Rule 10b5-1(c) when adopted in May 11, 2023. Such trading arrangement provided for the sale of up to 4,000 shares between August 15, 2023 and the completion of all the transactions under the trading arrangement.
On December 5, 2023, Derek Maetzold, our Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 228,103 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement will be from March 7, 2024 through September 6, 2024.
No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Regulation S-K Item 408, during the last fiscal quarter.
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
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is to be included in the Proxy Statement as follows:
•The information relating to our executive officers is to be included in the section entitled “Executive Officers,”
•The information relating to our directors and nominees for director is to be included in the section entitled “Proposal 1: Election of Directors,”
•The information relating to our audit committee and audit committee financial expert is to be included in the section entitled “Information Regarding the Board of Directors and Corporate Governance,” and
•If required, the information regarding delinquent reports under Section 16(a) of the Exchange Act is to be included in the section entitled “Delinquent Section 16(a) Reports,”
•The information relating to our insider trading policies is to be included in the section entitled “Clawback Policy.”
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
Our independent registered public accounting firm is KPMG LLP, Houston, TX, Audit Firm ID: 185.
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

10.11+
Castle Biosciences, Inc. 2022 Inducement Plan, incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 (File No. 333-275881), filed with the SEC on December 4, 2023.

10.12+
Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Castle Biosciences, Inc. 2022 Inducement Plan, incorporated by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 28, 2023.

10.13+
Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Castle Biosciences, Inc. 2022 Inducement Plan, incorporated by reference to Exhibit 10.13 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 28, 2023.

10.14+
Non-Employee Director Compensation Policy, as amended effective January 31, 2023, incorporated by reference to Exhibit 10.14 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 28, 2023.

10.15+
Amended and Restated Executive Employment Agreement, dated September 20, 2012, as amended, by and between the Registrant and Derek J. Maetzold, incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 (File No. 333-232369), as amended, originally filed with the SEC on June 26, 2019.

10.16+
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

10.19+	Castle Biosciences, Inc. Retirement Policy, incorporated by reference to Exhibit 10.16 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 28, 2023.
10.20*+†	Castle Biosciences, Inc. Severance and Change in Control Plan, incorporated by reference to Exhibit 10.20 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 28, 2024.
10.21
Standard Office Lease, dated as of October 5, 2015, by and between the Registrant and Merced Restart Phoenix Investors II, LLC, incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 (File No. 333-232369), as amended, originally filed with the SEC on June 26, 2019.

10.22
First Amendment to Lease, dated December 4, 2018, by and between the Registrant and Alturas Siete I, LLC, incorporated by reference to Exhibit 10.15 of the Registrant's Annual Report on Form 10-K, filed with the SEC on March 10, 2020.

10.23
Second Amendment to Standard Office Lease, dated December 16, 2019, by and between the Registrant and Alturas Siete I, LLC, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2019.

10.24
Third Amendment to Standard Office Lease, dated November 29, 2021, by and between the Company and Alturas Siete, I, LLC, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 3, 2021.

10.25†
Fourth Amendment to Standard Office Lease, dated March 11, 2022, by and between the Registrant and Alturas Siete I, LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 17, 2022.

Exhibit Number	Description of document
10.26†
Fifth Amendment to Standard Office Lease, dated October 24, 2022, by and between the Registrant and Alturas Siete I, LLC, incorporated by reference to Exhibit 10.25 of the Registrant’s Current Report on Form 10-K filed with the SEC on February 28, 2023.

10.27
Standard Office Lease, dated December 16, 2019, by and between the Registrant and Alturas Siete, II, LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2019.

10.28
First Amendment to Standard Office Lease, dated February 16, 2021, by and between the Registrant and Alturas Siete II, LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2021.

10.29
Second Amendment to Standard Office Lease, dated November 29, 2021, by and between the Company and Alturas Siete, II, LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 3, 2021.

10.30
Third Amendment to Standard Office Lease, dated February 9, 2023, by and between the Registrant and Alturas Siete, II, LLC, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2023.

10.31
Fourth Amendment to Standard Office Lease, dated April 18, 2023 by and between the Registrant and Alturas Siete II, LLC, incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10 2023.

10.32
Commercial Lease, dated December 17, 2019, by and between the Registrant and Tannos Land Holding III, LLC, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2019.

10.33
First Amendment to Commercial Lease, dated November 13, 2020, by and between the Registrant and Tannos Land Holdings III, LLC, incorporated by reference to Exhibit 10.23 of the Registrant's Annual Report on Form 10-K filed with the SEC on March 11, 2021.

10.34
Second Amendment to Commercial Lease, executed December 15, 2022, by and between the Registrant and Tannos Land Holdings III, LLC, incorporated by reference to Exhibit 10.32 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 28, 2023.

10.35†
Lease Agreement, dated April 1, 2022, by and between the Registrant and ACA Concourse East Unit 3 LLC, incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2022.

10.36
Purchase Sale Agreement of Land, dated Jul 10, 2023, by and between the Registrant and Hal B. Boone, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2023.

10.37
First Amendment to Purchase Sale Agreement of Land, dated October 4, 2023, by and between the Registrant and Hal B. Boone, incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2023.

10.38*†	Second Amendment to Purchase Sale Agreement of Land, dated January 9, 2024, by and between the Registrant and Hal B. Boone.
10.39#
Exclusive License Agreement, dated as of November 14, 2009, by and between the Registrant and The Washington University, incorporated by reference to Exhibit 10.17 of the Registrant’s Registration Statement on Form S-1 (File No. 333-232369), as amended, originally filed with the SEC on June 26, 2019.

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.
97.1*+	Castle Biosciences, Inc. Incentive Compensation Recoupment Policy.
101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

Exhibit Number	Description of document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).
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

CASTLE BIOSCIENCES, INC.

Date:	February 28, 2024	By:	/s/ Derek J. Maetzold
Derek J. Maetzold President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Derek J. Maetzold	President, Chief Executive Officer and Director	February 28, 2024
(Derek J. Maetzold)	(Principal Executive Officer)

/s/ Frank Stokes	Chief Financial Officer	February 28, 2024
(Frank Stokes)	(Principal Financial and Accounting Officer)

/s/ Daniel M. Bradbury	Chairperson of the Board of Directors	February 28, 2024
(Daniel M. Bradbury)

/s/ Mara G. Aspinall	Member of the Board of Directors	February 28, 2024
(Mara G. Aspinall)

/s/ Kimberlee S. Caple	Member of the Board of Directors	February 28, 2024
(Kimberlee S. Caple)

/s/ G. Bradley Cole	Member of the Board of Directors	February 28, 2024
(G. Bradley Cole)

/s/ Ellen Goldberg	Member of the Board of Directors	February 28, 2024
(Ellen Goldberg)

/s/ Miles D. Harrison	Member of the Board of Directors	February 28, 2024
(Miles D. Harrison)

/s/ Tiffany P. Olson	Member of the Board of Directors	February 28, 2024
(Tiffany P. Olson)

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Castle Biosciences, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Castle Biosciences, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Measurement of test revenue
As discussed in Notes 2 and 3 of the consolidated financial statements, test revenue is recognized when the performance obligation is satisfied, upon delivery of the test report. The amount of revenue recognized reflects the amount of consideration to which the Company expects to be entitled and considers the effects of variable consideration. The measurement of test revenue is determined by contractually established rates as well as historical average collection rates by test type and payor category taking into consideration the range of possible outcomes, the predictive value of the Company’s past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of the Company’s influence, such as the judgment and actions of third parties. The Company reported net revenues of $219.8 million for the year ended December 31, 2023, a portion of which related to test revenue.
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
Houston, Texas
February 28, 2024

CASTLE BIOSCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$98,841	$122,948
Marketable investment securities	144,258	135,677
Accounts receivable, net	38,302	23,476
Inventory	7,942	3,980
Prepaid expenses and other current assets	6,292	6,207
Total current assets	295,635	292,288
Long-term accounts receivable, net	1,191	1,087
Property and equipment, net	25,433	14,315
Operating lease assets	12,306	12,181
Goodwill and other intangible assets, net	117,335	126,348
Other assets – long-term	1,440	1,110
Total assets	$453,340	$447,329

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$10,268	$4,731
Accrued compensation	28,945	24,358
Operating lease liabilities	1,137	1,777
Other accrued and current liabilities	7,317	5,262
Total current liabilities	47,667	36,128
Noncurrent operating lease liabilities	14,173	11,533
Deferred tax liability	206	428
Other liabilities	25	90
Total liabilities	62,071	48,179
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of December 31, 2023 and 2022; no shares issued and outstanding as of December 31, 2023 and 2022.	—	—
Common stock, $0.001 par value; 200,000,000 authorized as of December 31, 2023 and 2022; 27,410,532 and 26,553,681 shares issued and outstanding as of December 31, 2023 and 2022, respectively.	27	27
Additional paid-in capital	609,477	560,409
Accumulated deficit	(218,371)	(160,905)
Accumulated other comprehensive income (loss)	136	(381)
Total stockholders’ equity	391,269	399,150
Total liabilities and stockholders’ equity	$453,340	$447,329

The accompanying notes are an integral part of these consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2023	2022
NET REVENUES	$219,788	$137,039
OPERATING EXPENSES AND OTHER OPERATING INCOME
Cost of sales (exclusive of amortization of acquired intangible assets)	44,982	32,009
Research and development	53,618	44,903
Selling, general and administrative	180,152	143,003
Amortization of acquired intangible assets	9,013	8,266
Change in fair value of contingent consideration	—	(18,287)
Total operating expenses, net	287,765	209,894
Operating loss	(67,977)	(72,855)
Interest and other non-operating income	10,623	3,968
Interest expense	(11)	(17)
Loss before income taxes	(57,365)	(68,904)
Income tax expense (benefit)	101	(1,766)
Net loss	$(57,466)	$(67,138)

Loss per share, basic and diluted	$(2.14)	$(2.58)

Weighted-average shares outstanding, basic and diluted	26,802	26,054

The accompanying notes are an integral part of these consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2023	2022
Net loss	$(57,466)	$(67,138)
Other comprehensive loss:
Net unrealized gain (loss) on available-for-sale securities	517	(381)
Comprehensive loss	$(56,949)	$(67,519)

The accompanying notes are an integral part of these consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

BALANCE, JANUARY 1, 2022	—	$—	25,378,520	$25	$505,482	$(93,767)	$—	$411,740
Stock-based compensation expense	—	—	—	—	36,321	—	—	36,321
Exercise of common stock options	—	—	148,735	1	832	—	—	833
Issuance of common stock from vested restricted stock units and payment of employees’ taxes	—	—	183,887	—	(1,688)	—	—	(1,688)
Issuance of common stock under the employee stock purchase plan	—	—	78,652	—	2,352	—	—	2,352
Issuance of common stock in acquisition of business	—	—	763,887	1	17,110	—	—	17,111
Net unrealized loss on marketable investment securities	—	—	—	—	—	—	(381)	(381)
Net loss	—	—	—	—	—	(67,138)	—	(67,138)
BALANCE, DECEMBER 31, 2022	—	$—	26,553,681	$27	$560,409	$(160,905)	$(381)	$399,150
Stock-based compensation expense	—	—	—	—	51,219	—	—	51,219
Exercise of common stock options	—	—	71,525	—	269	—	—	269
Issuance of common stock from vested restricted stock units and payment of employees’ taxes	—	—	645,454	—	(5,134)	—	—	(5,134)
Issuance of common stock under the employee stock purchase plan	—	—	139,872	—	2,714	—	—	2,714
Net unrealized gain on marketable investment securities	—	—	—	—	—	—	517	517
Net loss	—	—	—	—	—	(57,466)	—	(57,466)
BALANCE, DECEMBER 31, 2023	—	$—	27,410,532	$27	$609,477	$(218,371)	$136	$391,269

The accompanying notes are an integral part of these consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(57,466)	$(67,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,330	10,543
Stock-based compensation expense	51,219	36,321
Change in fair value of contingent consideration	—	(18,287)
Deferred income taxes	(223)	(1,877)
Accretion of discounts on marketable investment securities	(5,491)	(1,368)
Other	635	158
Change in operating assets and liabilities:
Accounts receivable	(14,930)	(6,218)
Prepaid expenses and other current assets	(435)	(1,224)
Inventory	(3,962)	(1,680)
Operating lease assets	(258)	991
Other assets	(330)	618
Accounts payable	5,707	582
Operating lease liabilities	852	(608)
Accrued compensation	4,587	8,495
Other accrued and current liabilities	2,139	(963)
Net cash used in operating activities	(5,626)	(41,655)

INVESTING ACTIVITIES
Purchases of property and equipment	(13,621)	(5,632)
Asset acquisitions, net of cash and cash equivalents acquired	—	547
Acquisition of business, net of cash and cash equivalents acquired	—	(26,966)
Proceeds from sale of property and equipment	13	195
Purchases of marketable investment securities	(189,075)	(134,689)
Proceeds from maturities of marketable investment securities	186,500	—
Net cash used in investing activities	(16,183)	(166,545)

FINANCING ACTIVITIES
Proceeds from exercise of common stock options	269	833
Payment of employees’ taxes on vested restricted stock units	(5,134)	(1,688)
Proceeds from contributions to the employee stock purchase plan	2,709	2,492
Repayment of principal portion of finance lease liabilities	(142)	(122)
Net cash (used in) provided by financing activities	(2,298)	1,515
Net changes in cash and cash equivalents	(24,107)	(206,685)
Beginning of year	122,948	329,633
End of year	$98,841	$122,948

The accompanying notes are an integral part of these consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Years Ended December 31,
	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
Interest	$11	$16
Income taxes	$198	$120

DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued purchases of property and equipment	$1,226	$1,396
Common stock issued in acquisition of business	$—	$17,111
Operating lease assets obtained in exchange for lease obligations	$1,547	$6,075
Property and equipment acquired with tenant improvement allowance	$1,281	$51

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
In connection with preparing consolidated financial statements for each annual and interim reporting period, the Company is required to evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Substantial doubt exists when conditions and events, considered in aggregate, indicate that it is probable that a company will be unable to meet its obligations as they become due within one year after the date that the consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans and actions that have not been fully implemented as of the date that the financial statements are issued. When substantial doubt exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both: (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued; and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Generally, to be considered probable of being effectively implemented, the plans must have been approved before the date that the financial statements are issued.
We have a history of recurring net losses and negative cash flows and as of December 31, 2023, we had an accumulated deficit of $218.4 million. We believe our $98.8 million of cash and cash equivalents, and $144.3 million of marketable investment securities as of December 31, 2023, and anticipated revenue from our test reports will be sufficient to meet our cash requirements through at least the 12-month period following the date that these consolidated financial statements were issued.
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

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Marketable Investment Securities
All debt securities are recognized in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, Investments-Debt Securities (“ASC 320”). Management determines the appropriate classification of securities at the time of purchase and re-evaluates such determination at each balance sheet date. All debt securities are classified as available-for-sale and are recorded at fair value in accordance with ASC 320. We recognize the unrealized gains and losses related to changes in fair value as a separate component of accumulated other comprehensive income (loss) within total stockholders’ equity, net of any related deferred income tax effects, on our consolidated balance sheets. Premiums or discounts from par value are amortized to interest income over the life of the underlying investment. Realized gains and losses on available-for-sale securities are calculated at the individual security level and included in interest income in the consolidated statements of operations. Impairments of available-for-sale debt securities, if any, are recorded in consolidated statements of operations. See Notes 5 and 11 for further details.
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
We accrue an allowance for credit losses against our accounts receivable based on management’s current estimate of amounts that will not be collected. Management’s estimates are typically based on historical loss information adjusted for current conditions. We generally do not perform evaluations of customers’ financial condition and generally do not require collateral. Historically, our credit losses have not been significant. The allowance for credit losses was zero as of December 31, 2023 and 2022. Adjustments for implicit price concessions attributable to variable consideration, as discussed below, are incorporated into the measurement of the accounts receivable balances and are not part of the allowance for credit losses.
Inventory
We carry inventories of test supplies in our laboratory facilities. The inventories are carried at the lower of weighted average cost and net realizable value and expensed through cost of sales as the supplies are used.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally between five and

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the lease. Our leasehold improvements primarily relate to our office and laboratory facilities in Friendswood, Texas, Phoenix, Arizona and Pittsburgh, Pennsylvania, and are generally being depreciated through the end of the lease terms in 2025 and 2033, respectively. Maintenance and repairs are charged to expense as incurred, and material improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheet and any resulting gain or loss is reflected in the consolidated statements of operations in the period realized.
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
On October 1, 2023, we performed our annual impairment test which indicated that the fair value of our reporting unit exceeded its carrying value by 34% and therefore no impairment was indicated. We continued to monitor for additional indicators of impairment through December 31, 2023 and did not observe any factors that could result in an impairment of goodwill.
Long-Lived Assets
We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the total of estimated future undiscounted cash flows, expected to result from the use of the asset and its eventual disposition, are less than the carrying amount. Impairment, if any, would be calculated based on the excess of the carrying amount of the long-lived asset over the long-lived asset’s fair value. There were no impairment charges recognized for the years ended December 31, 2023 and 2022.
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

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Accrued Compensation
We accrue for liabilities under discretionary employee and executive bonus plans. Our estimated compensation liabilities are based on progress against corporate objectives approved by our board of directors, compensation levels of eligible individuals and target bonus percentage levels. Our board of directors reviews and evaluates the performance against these objectives and ultimately determines the actual achievement levels attained. We also accrue for liabilities under employee sales incentive bonus plans with accruals based on performance achieved to date compared to established targets. As of December 31, 2023 and 2022, we accrued approximately $21,706,000 and $18,209,000, respectively, for liabilities associated with these bonus plans. These amounts are classified as current or noncurrent accrued liabilities in the balance sheets based on the expected timing of payment.
Retirement Plan
We have an Internal Revenue Code (“IRC”) Section 401(k) profit sharing plan (the “Plan”) for eligible employees. The Plan is funded by employee contributions and provides for discretionary contributions in the form of matching and/or profit-sharing contributions. For the years ended December 31, 2023 and 2022, we provided a discretionary matching contribution of $4,620,000 and $3,525,000, respectively. The higher amount for the year ended December 31, 2023 primarily reflects an increase in the number of employees compared to the year ended December 31, 2022.
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
Our policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of tax expense. No material amounts of tax-related interest or penalties were recorded during the years ended December 31, 2023 and 2022.
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

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Accounting Pronouncements Yet to be Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures ("ASU 2023-09"), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact this update will have on our consolidated financial statements and disclosures.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which require public companies disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. We are currently evaluating the impact this update will have on our consolidated financial statements and disclosures.
We have evaluated all other recently issued, but not yet effective, accounting pronouncements and do not believe that these accounting pronouncements will have any material impact on our consolidated financial statements or disclosures upon adoption.
3. Revenue
All of our revenues from contracts with customers are associated with the provision of testing services. Our revenues are primarily attributable to our DecisionDx®-Melanoma test for cutaneous melanoma. We also provide a test for patients with cutaneous squamous cell carcinoma (“SCC”), DecisionDx®-SCC, a test for use in patients with suspicious pigmented lesions, MyPath® Melanoma and DiffDx®-Melanoma, a test for uveal melanoma (“UM”), DecisionDx®-UM and a test for patients diagnosed with Barrett’s esophagus (“BE”), the TissueCypher® test. We also began offering a pharmacogenomics (“PGx”) testing service focused on mental health, IDgenetix®, following a business combination completed in April 2022. Information on the disaggregation of revenues is included below.
Once we satisfy our performance obligations and bill for the service, the timing of the collection of payments may vary based on the payment practices of the third-party payor and the existence of contractually established reimbursement rates. The payments for our services are primarily made by third-party payors, including Medicare and commercial health insurance carriers. Certain contracts contain a contractual commitment of a reimbursement rate that differs from our list prices. However, absent a positive coverage policy, with or without a contractually committed reimbursement rate, with a commercial carrier or governmental program, our diagnostic tests may or may not be paid by these entities. In addition, patients do not enter into direct agreements with us that commit them to pay any portion of the cost of the tests in the event that their insurance provider declines to reimburse us. We may pursue, on a case-by-case basis, reimbursement from such patients in the form of co-payments and co-

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

insurance, in accordance with the contractual obligations that we have with the insurance carrier or health plan. These situations may result in a delay in the collection of payments.
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
In the absence of Medicare coverage, contractually established reimbursements rates or other coverage, we have concluded that our contracts include variable consideration because the amounts paid by Medicare or commercial health insurance carriers may be paid at less than our standard rates or not paid at all, with such differences considered implicit price concessions. Variable consideration attributable to these price concessions is measured at the expected value using the ‘‘most likely amount’’ method under ASC 606. The amounts are estimated using historical average collection rates by test type and payor category taking into consideration the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as the judgment and actions of third parties. Such variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. Variable consideration may be constrained and excluded from the transaction price in situations where there is no contractually agreed upon reimbursement coverage or in the absence of a predictable pattern and history of collectability with a payor. Accordingly, in such situations revenues are recognized on the basis of actual cash collections. Variable consideration for Medicare claims that are not covered by Medicare, including those claims undergoing appeal, is deemed to be fully constrained due to factors outside our influence (e.g., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. Included in revenues for the years ended December 31, 2023 and 2022 were $4,476,000 of net negative revenue adjustments and $1,987,000 of net negative revenue adjustments, respectively, associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods. These amounts include (i) adjustments for actual collections versus estimated amounts and (ii) cash collections and the related recognition of revenue in current period for tests delivered in prior periods due to the release of the constraint on variable consideration.
Because our contracts with customers have an expected duration of one year or less, we have elected the practical expedient in ASC 606 to not disclose information about our remaining performance obligations. Any incremental costs to obtain contracts are recorded as selling, general and administrative expenses as incurred due to the short duration of our contracts. Contract balances consisted solely of accounts receivable (both current and noncurrent) as of December 31, 2023 and 2022.
Disaggregation of Revenues
The table below provides the disaggregation of revenue by type (in thousands):

	Years Ended December 31,
	2023	2022
Dermatologic(1)	$183,375	$124,809
Non-Dermatologic(2)	36,413	12,230
Total net revenues	$219,788	$137,039

(1)Consists of DecisionDx-Melanoma, DecisionDx-SCC and our Diagnostic Gene Expression Profile offering (MyPath Melanoma and DiffDx-Melanoma).
(2)Consists of TissueCypher, DecisionDx-UM and IDgenetix.

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Payor Concentration
We rely upon reimbursements from third-party government payors (primarily Medicare) and private-payor insurance companies to collect accounts receivable related to sales of our tests.
Our significant third-party payors and their related revenues as a percentage of total revenues and accounts receivable balances are as follows:

	Percentage of Revenues		Percentage of Accounts Receivable (current)		Percentage of Accounts Receivable (noncurrent)
	Year Ended December 31,		As of December 31,		As of December 31,
	2023	2022	2023	2022	2023	2022
Medicare	49%	53%	20%	28%	*	*
Payor A	14%	12%	19%	14%	15%	16%
Payor B	*	*	10%	*	11%	*

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
The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in our calculation of diluted loss per share for the years ended December 31, 2023 and 2022 because to do so would be antidilutive or, in the case of PSUs, the applicable performance conditions have not yet been met (in thousands):

	Years Ended December 31,
	2023	2022
Stock options	3,319	3,521
RSUs and PSUs	3,350	1,650
ESPP	330	146
Total	6,999	5,317
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

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Marketable Investment Securities
The following tables present our available-for-sale debt securities (in thousands):

	December 31, 2023
	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
U.S. government securities	$144,122	$143	$(7)	$144,258
Total	$144,122	$143	$(7)	$144,258

	December 31, 2022
	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
U.S. government securities	$136,058	$—	$(381)	$135,677
Total	$136,058	$—	$(381)	$135,677
Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. We classify all investments as current assets, as these are readily available for use in current operations. The cost of securities sold is determined based on the specific identification method for purposes of recording gains and losses.
There were no realized gains or losses on sales of investments for the years ended December 31, 2023 and 2022.
We evaluated our investment portfolio under the available-for-sale debt securities impairment model guidance and determined our investment portfolio is comprised of low-risk, investment grade securities. As of December 31, 2023, some of our available-for sale investments had unrealized losses which were not attributed to credit risk. As of December 31, 2022, unrealized losses on available-for-sale investments were not attributed to credit risk. We believe that an allowance for credit losses is unnecessary because the unrealized losses on certain of our marketable investment securities are due to market factors. No credit-related or noncredit-related impairment losses were recorded for the years ended December 31, 2023 and 2022. The allowance for credit losses was zero as of December 31, 2023 and 2022.
As of December 31, 2023 and 2022, all of our available-for-sale debt securities had contractual maturities of one year or less. Accrued interest receivable is included in prepaid expenses and other current assets in our consolidated balance sheets. As of December 31, 2023 and 2022 the accrued interest receivable balance was immaterial.
Additional information relating to the fair value of marketable investment securities can be found in Note 11.
6. Acquisition
AltheaDx, Inc.
On April 26, 2022, we completed the acquisition of 100% of the equity interests in AltheaDx which offers the IDgenetix test that focuses on mental health. We acquired AltheaDx for $30.5 million in cash and $17.1 million in common stock issued, for total consideration of $47.6 million. The fair value of assets acquired and liabilities assumed primarily consisted of finite-lived intangible assets of $35.0 million, goodwill of $10.7 million, cash and cash equivalents of $3.5 million and deferred tax liabilities of $1.7 million. We have concluded that the transaction represents a business combination under ASC 805. The financial results of AltheaDx have been included in our consolidated financial statements since the date of the acquisition. The amount of revenue attributable to AltheaDx included in the consolidated statements of operations from the acquisition date through December 31, 2022 was $912,000. The loss attributable to AltheaDx included in the consolidated statements of operations from the acquisition date through December 31, 2022 was approximately $12,372,000. This amount did not reflect transaction costs from the acquisition or the effects of the valuation allowance reduction discussed in Note 15. Transaction costs associated with the acquisition were $1,711,000 for the year ended December 31, 2022 and were recognized as expenses, included in selling, general and administrative expenses in the consolidated statements of operations.

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We also agreed to pay up to an additional $75.0 million in cash and common stock in connection with the achievement of certain milestones based on 2022, 2023 and 2024 commercial milestones for the IDgenetix test (the “AltheaDx Earnout Payments”). Upon any achievement of each relevant milestone event, the associated payment will be paid 50% in cash and 50% in shares of our common stock based on a price per share equal to the volume-weighted-average price of our common stock for the 20 trading days as of the applicable milestone determination date. In accordance with the terms of the definitive agreement governing the acquisition of AltheaDx, the maximum number of shares of our common stock issuable to former AltheaDx security holders may not exceed 1,271,718 shares. Therefore, taking into consideration the number of shares already issued at closing, a maximum of 507,831 additional shares of our common stock remain issuable with respect to the AltheaDx Earnout Payments. In the event a number of shares in excess of 507,831 would otherwise be issuable in connection with the AltheaDx Earnout Payments, we will issue shares up to the maximum number permitted and pay cash for the remaining portion of the obligation. Contingent consideration liability associated with the AltheaDx Earnout Payments was zero as of the April 26, 2022 date of acquisition based on the expectations of achievement of the milestones.
Our calculations of the consideration transferred and the purchase price allocation for the acquisition of AltheaDx were finalized as of December 31, 2022. During the measurement period, we recorded adjustments to accrued liabilities, income taxes, intangible assets, contingent consideration and the resulting goodwill after finalizing our valuation of these items.
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

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information for the year ended December 31, 2022 combines our historical financial results and the results of AltheaDx, assuming that the companies were combined as of January 1, 2022, and includes adjustments for amortization expense from the acquired intangible assets and additional stock-based compensation expense. Non-recurring pro forma adjustments consist of acquisition-related transaction costs of $1,711,000 and an income tax benefit of $1,626,000, both assumed to have been recognized during the year ended December 31, 2022 and therefore removed from the year ended December 31, 2022.
The following unaudited pro forma financial information (in thousands) is for informational purposes only and is not necessarily indicative of (i) the results of operations that would have been achieved if the acquisition had taken place as of January 1, 2022 or (ii) the results of operations that are expected in future periods:

Pro Forma Data
Year Ended December 31, 2022
Net revenues	$137,591
Net loss	$(72,819)
Related Parties
Derek J. Maetzold, our President and Chief Executive Officer, and a member of our board of directors, and Daniel M. Bradbury, the Chairperson of our board of directors, each served on the board of directors of AltheaDx until the acquisition of AltheaDx was completed, were direct or indirect beneficial owners of AltheaDx securities and received consideration in connection with our acquisition of AltheaDx. Further, Frank Stokes, our Chief Financial Officer; Tobin W. Juvenal, our Chief Commercial Officer; Kristen Oelschlager, our Chief Operating Officer and certain immediate family members of Mr. Maetzold and Ms. Oelschlager were direct or indirect beneficial owners of AltheaDx securities and received consideration in the transaction. These individuals may receive additional contingent consideration based on the achievement of certain commercial milestones relating to the AltheaDx Earnout Payments if the relevant commercial and regulatory milestone events occur. As of December 31, 2023 and December 31, 2022, our contingent consideration liability for the AltheaDx Earnout Payments was zero based on expectations of achievement of the milestones. See Note 11 for additional information. Our entry into the definitive agreement to acquire AltheaDx was approved by our board of directors based upon the unanimous recommendation of a special transaction committee comprised entirely of independent members of our board of directors without any financial interest in AltheaDx or any conflict of interest with respect to the acquisition of AltheaDx.

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2023	2022
Lab equipment(1)	$16,472	$9,721
Leasehold improvements	9,990	5,171
Computer equipment	4,060	4,336
Furniture and fixtures	2,385	1,660
Construction-in-progress	637	1,275
Total	33,544	22,163
Less accumulated depreciation(1)	(8,111)	(7,848)
Property and equipment, net	$25,433	$14,315

(1)    As of December 31, 2023 and December 31, 2022, includes lab equipment under finance lease of $369 thousand and accumulated depreciation of $278 thousand and $137 thousand, respectively.
Depreciation expense was recorded in the consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2023	2022
Cost of sales (exclusive of amortization of acquired intangible assets)	$1,758	$874
Research and development	330	337
Selling, general and administrative	1,229	1,067
Total	$3,317	$2,278
8. Goodwill and Other Intangible Assets, Net
Goodwill
The balance of our goodwill was $10.7 million as of December 31, 2023 and 2022. There were no accumulated impairments of goodwill as of December 31, 2023 or 2022.
Other Intangible Assets, Net
Our other intangible assets, net consist of the following (in thousands):

	December 31, 2023
	Gross carrying value	Accumulated amortization	Net	Weighted-Average Remaining Life (in years)
Developed technology	$125,317	$(19,003)	$106,314	12.2
Assembled workforce	563	(234)	329	2.9
Total other intangible assets, net	$125,880	$(19,237)	$106,643

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2022
	Gross carrying value	Accumulated amortization	Net	Weighted-Average Remaining Life (in years)
Developed technology	$125,317	$(10,102)	$115,215	12.9
Assembled workforce	563	(122)	441	4.0
Total other intangible assets, net	$125,880	$(10,224)	$115,656

The estimated future aggregate amortization expense as of December 31, 2023 is as follows (in thousands):

Years Ending December 31,
2024	$9,038
2025	9,013
2026	9,004
2027	8,901
2028	8,925
Thereafter	61,762
Total	$106,643
Amortization expense of intangible assets was $9.0 million and $8.3 million for the years ended December 31, 2023 and 2022, respectively.
9. Other Accrued and Current Liabilities
Other accrued and current liabilities consisted of the following (in thousands):

	As of December 31,
	2023	2022
Clinical studies	$3,475	$1,822
Accrued service fees	2,097	2,125
ESPP contributions	896	900
Other	849	415
Total	$7,317	$5,262
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
We lease general office and laboratory facilities in Pittsburgh Pennsylvania (the “Pittsburgh Lease”). The Pittsburgh Lease has a term of 10.5 years, a five-year renewal option, an early termination clause and a lease incentive allowance of $2.5 million to apply toward leasehold improvements. Of this amount, we have $1.3 million of lease incentives remaining as of December 31, 2023 to use for future leasehold improvements that will become available for use in 2026.

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have not included the optional renewal periods in the measurement of the lease obligations because it is not reasonably certain that we will exercise these renewal options.
Our other operating leases primarily consist of office equipment.
Finance Lease
In connection with the acquisitions of AltheaDx in April 2022 and Cernostics, Inc. (“Cernostics”) in December 2021, we assumed finance leases for laboratory equipment.
Discount Rates
We discount our lease obligations using our incremental borrowing rate at the commencement date of the lease. The incremental borrowing rate is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. We primarily consider industry data, our credit rating and the lease term to determine our incremental borrowing rate.
Lease Balances and Costs
Lease balances reflected in the consolidated balance sheet were as follows (in thousands):

		As of December 31,
Lease Balance	Classification	2023	2022
Lease Assets
Operating	Operating lease assets	$12,306	$12,181
Finance	Property and equipment, net	$91	$232

Lease Liabilities
Current
Operating	Operating lease liabilities	$1,137	$1,777
Finance	Other accrued and current liabilities	$71	$148
Noncurrent
Operating	Noncurrent operating lease liabilities	$14,173	$11,533
Finance	Other liabilities	$25	$90
Costs associated with our leases were included in the consolidated statement of operations as follows (in thousands):

	Years Ended December 31,
Lease Cost	2023	2022
Operating lease cost(1)	$2,625	$1,997
Finance lease cost
Amortization of lease assets	141	129
Interest on finance lease liabilities	11	16
Short-term lease cost	108	477
Total lease cost	$2,885	$2,619

(1)    Includes variable lease cost of $313 thousand and $371 thousand for the years ended December 31, 2023 and 2022, respectively.

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Information
Supplemental cash flow information on leases is as follows (in thousands):

	Years Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,723	$1,283
Operating cash flows from interest paid on finance leases	$11	$16
Financing cash flows from finance leases	$142	$122
Information regarding the weighted-average lease term and weighted-average discount rate is presented below:

	As of December 31,
	2023	2022
Weighted-average remaining lease term (years)
Operating leases	9.1	9.4
Finance leases	1.3	1.9

Weighted-average discount rate
Operating leases	8.0%	7.3%
Finance leases	7.4%	6.4%
The following is a maturity analysis of our operating lease and finance lease liabilities as of December 31, 2023 (in thousands):

	Operating leases	Finance leases
Years Ending December 31,
2024	$2,328	$72
2025	2,251	30
2026	2,236	—
2027	2,457	—
2028	2,508	—
Thereafter	12,531	—
Total lease payments	24,311	102
Less: Interest component	(9,001)	(6)
Present value of lease payments	$15,310	$96
As of December 31, 2023, undiscounted future lease payments for leases that had not yet commenced was zero.
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
The table below provides information by level within the fair value hierarchy, of our financial assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2023 and 2022 (in thousands):

	As of December 31, 2023
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds(1)	$89,308	$—	$—	$89,308
U.S. government securities(2)	$144,258	$—	$—	$144,258
Liabilities
Contingent consideration(3)	$—	$—	$—	$—

	As of December 31, 2022
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds(1)	$108,673	$—	$—	$108,673
U.S. government securities(2)	$135,677	$—	$—	$135,677
Liabilities
Contingent consideration(3)	$—	$—	$—	$—

(1)Classified as “Cash and cash equivalents” in the consolidated balance sheets.
(2)Classified as “Marketable investment securities” in the consolidated balance sheets.
(3)Current portion, if any, classified as “Other accrued and current liabilities” in the consolidated balance sheets.
Contingent Consideration
In connection with our acquisition of Cernostics in December 2021, we recorded a liability for contingent consideration of up to $50.0 million that could have been payable based on the achievement of certain commercial milestones relating to the year ending December 31, 2022 (“Cernostics Earnout Payments”). At our sole discretion, we could have settled Cernostics Earnout Payments in cash or shares of our common stock, subject to certain limitations. The aggregate number of shares that could have been issued for the Cernostics Earnout Payments could not have exceeded 5,034,653 shares. Any Cernostics Earnout Payments in shares of our common stock could have been based on the volume weighted-average price of our common stock for the 15 trading days ending December 30, 2022. There were no Cernostics Earnout Payments that became payable because the commercial milestones were not achieved during the earnout period and the final valuation of the contingent consideration was assessed to be zero as of December 31, 2022. The fair value of the contingent consideration associated with our

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

acquisition of Cernostics decreased by $18.3 million for the year ended December 31, 2022 with no similar activity for the year ended December 31, 2023.
In connection with our acquisition of AltheaDx, we agreed to pay contingent consideration of up to $75.0 million relating to the AltheaDx Earnout Payments, as discussed further in Note 6. The portions of the AltheaDx Earnout Payments associated with the commercial milestones for the years ended December 31, 2023 and 2022 were $37.5 million and $35.0 million, respectively, and were not paid since the applicable commercial milestones were not met. Also, the year 2023 contained a 2022 catch-up provision for additional payment up to $17.5 million, dependent on achievement of results in excess of the 2023 milestone, and was not paid since the milestone was not met. Therefore, as of December 31, 2023, we have a remaining potential payment obligation of up to $20.0 million with respect to the remaining commercial milestones for 2024. If the settlement of the remaining portion of the AltheaDx Earnout Payments would have occurred on December 31, 2023, no amounts would have been due because no commercial milestones had been achieved as of such date.
The contingent consideration was classified as a Level 3 fair value measurement due to the use of significant unobservable inputs and a Monte Carlo simulation to determine its fair value. The Monte Carlo simulation uses projections of the commercial milestones for the applicable period as well as the corresponding targets and approximate timing of payment based on the terms of the arrangement. The final valuation for the contingent consideration as of the date of acquisition was assessed to be zero and resulted in a measurement period adjustment. See Note 6 for additional information on the measurement period adjustment. There have been no changes in the fair value of the AltheaDx contingent consideration during the year ended December 31, 2023.
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
12. Commitments and Contingencies
From time to time, we may be involved in legal proceedings arising in the ordinary course of business. We believe there is no threatened litigation or litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows. On February 1, 2024, we received a subpoena from United States Department of Health and Human Services Office of Inspector General and are fully cooperating with the government’s inquiry. This inquiry, and any potential resulting claim asserted against us, with or without merit, could be time-consuming, expensive to address and divert management’s attention and other resources. These claims also could subject us to significant liability for damages and harm our reputation. Our insurance and indemnities may not cover all claims that may be asserted against us. We are unable to predict the outcome and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.
13. Stockholders’ Equity
Capital Stock
The Company’s Amended and Restated Certificate of Incorporation, dated July 29, 2019, authorizes the Company to issue up to 200,000,000 shares of common stock with a par value of $0.001 per share. The Company is also authorized to issue up to 10,000,000 shares of preferred stock with a par value of $0.001 per share. No dividends were declared or paid during the years ended December 31, 2023 or 2022.
14. Stock Incentive Plans and Stock-Based Compensation
Stock Incentive Plans
Our stock incentive plans provide for the granting of options to purchase common stock and other equity-based awards to our employees, directors and consultants. On September 6, 2008, we adopted the 2008 Stock Plan (the “2008 Plan”), on August 15, 2018, we adopted the 2018 Stock Plan (the “2018 Plan”) and on July 24, 2019, we adopted the 2019 Equity Incentive Plan (the “2019 Plan”). Following the adoption of the 2018 Plan, no additional stock awards were granted under the 2008 Plan and following the adoption of the 2019 Plan, no additional stock awards were granted under the 2018 Plan. On December 22, 2022, our board of directors approved the 2022 Inducement Plan (the “Inducement Plan”). Our Inducement Plan provides for the grant of RSU awards and other

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stock awards made as an inducement material to the grantee’s entering into employment with us to the extent such grantee was not previously an employee of ours or is entering into employment following a bona fide period of non-employment with us. As of December 31, 2023, there were 402,608 shares available for grant under the Inducement Plan.
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
As of December 31, 2023, 366,432 shares remained available for grant under the 2019 Plan. The 2019 Plan provides for automatic annual increases to the number of shares authorized for issuance, equal to 5% of our common shares outstanding as of the immediately preceding year end, through January 1, 2029. Under this provision, effective January 1, 2024, an additional 1,370,526 shares became available under the 2019 Plan.
Stock Options
Stock option activity under our stock plans for the years ended December 31, 2023 and 2022 is set forth below:

		Weighted-Average
	Stock Options Outstanding	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 1, 2022	3,586,688	$34.75
Granted	263,645	$22.35
Exercised	(148,735)	$5.59
Forfeited/Cancelled	(281,758)	$34.08
Balance as of December 31, 2022	3,419,840	$35.11
Granted	170	$25.06
Exercised	(71,525)	$3.77
Forfeited/Cancelled	(139,506)	$44.87
Balance as of December 31, 2023	3,208,979	$35.38	6.5	$9,752

Exercisable at December 31, 2023	2,628,727	$32.91	6.3	$9,710

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
The following table summarizes our RSU activity for the years ended December 31, 2023 and 2022:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Balance as of January 1, 2022	1,050,174	$44.31
Granted	2,988,107	$23.15
Vested(1)	(257,708)	$45.14
Forfeited/Cancelled	(302,651)	$27.12
Balance as of December 31, 2022	3,477,922	$27.56
Granted	549,296	$17.92
Vested (1)	(901,547)	$28.85
Forfeited/Cancelled	(320,596)	$25.62
Balance as of December 31, 2023	2,805,075	$25.48

(1)The aggregate number of shares withheld upon vesting for employee tax obligations was 254,197 and 73,821 for the years ended December 31, 2023 and 2022, respectively.
Performance-Based Restricted Stock Units
PSUs represent the right to receive shares of our common stock contingent upon the achievement of certain financial performance measures. We issue new shares of common stock upon the vesting of PSUs.
The following table summarizes our PSU activity for the year ended December 31, 2023:

	Performance-Based Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Balance as of January 1, 2022	—	$—
Granted	196,033	$23.23
Vested	—	$—
Forfeited/Cancelled	—	$—
Balance as of December 31, 2022	196,033	$23.23
Granted	—	$—
Vested	—	$—
Forfeited/Cancelled	—	$—
Balance as of December 31, 2023	196,033	$23.23
Retirement Policy
In January 2023, our board of directors approved a retirement policy (the “Retirement Policy”) that provides for acceleration of a portion of unvested awards that were granted to certain eligible employees upon meeting age, service and notice requirements. We considered the adoption of the Retirement Policy to be a modification of existing awards under ASC Topic 718, Compensation – Stock Compensation. The modification did not result in any incremental compensation cost. However, the adoption of the of the policy resulted in a new estimate of the requisite service period for certain awards, which we reassess at each balance sheet date. In connection with the

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Retirement Policy, we accelerated the recognition of compensation expense of $1.6 million during the year ended December 31, 2023.
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
As of December 31, 2023, 940,263 shares remained available for issuance under the ESPP. The ESPP provides for certain automatic increases in the number of shares of common stock reserved for issuance, which resulted in an additional 274,105 shares becoming available under the ESPP effective January 1, 2024. We issue new shares to satisfy the ESPP purchases.
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
•Expected volatility. Previously, because of the limited period of time our stock had been traded in an active market, we calculated expected volatility by using the historical stock prices of a group of similar companies looking back over the estimated life of the option or the ESPP purchase right and averaging the volatilities of these companies. In the third quarter of 2021, we adjusted this calculation to include our own stock price on a relative basis to the peer group in the calculation of expected volatility, as our common stock had been traded in an active market for more than two years.
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

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We use the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or any other measurement date. The following table sets forth the assumptions used to determine the fair value of stock options:

	Years Ended December 31,
	2023	2022
Average expected term (years)	5.0	5.8
Expected stock price volatility	75.57% - 76.01%	68.34% - 75.02%
Risk-free interest rate	3.57% - 3.57%	1.54% - 4.21%
Dividend yield	—%	—%

The following table sets forth assumptions used to determine the fair value of the purchase rights issued under the ESPP:

	Years Ended December 31,
	2023	2022
Average expected term (years)	1.3	1.3
Expected stock price volatility	72.80% - 130.95%	62.98% - 91.78%
Risk-free interest rate	4.74% - 5.33%	0.60% - 3.45%
Dividend yield	—%	—%
We use the closing price of our common stock on the date of grant to determine the fair value of RSUs and PSUs.
Stock-Based Compensation Expense
Stock-based compensation expense is included in the consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2023	2022
Cost of sales (exclusive of amortization of acquired intangible assets)	$4,938	$3,755
Research and development	10,119	7,635
Selling, general and administrative	36,162	24,931
Total stock-based compensation expense	$51,219	$36,321
For the years ended December 31, 2023 and 2022, the weighted-average grant date fair value of stock options was $15.99 and $14.34 per option, respectively, and the weighted-average grant date fair value of the purchase rights granted under the ESPP was $11.43 and $16.79 per share, respectively. As of December 31, 2023, the total unrecognized stock-based compensation cost related to outstanding awards was $85,536,000, which is expected to be recognized over a weighted-average period of 2.3 years. The total unrecognized compensation cost will be adjusted for forfeitures in future periods as they occur. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2023 and 2022 was $1,282,000 and $3,745,000, respectively. The aggregate intrinsic value of shares issued under the ESPP was $479,000 and $534,000 during the years ended December 31, 2023 and 2022, respectively. The aggregate fair value of RSUs that vested during the years ended December 31, 2023 and 2022 was $18,084,000 and $5,863,000, respectively. No tax benefits related to stock-based compensation were recorded in the consolidated statements of operations during the years ended December 31, 2023 and 2022 due to the valuation allowance on net deferred tax assets.

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Income Taxes
The components of income tax expense (benefit) are as follows (in thousands):

	Years Ended December 31,
	2023	2022
Current tax expense
U.S. federal	$—	$—
State and local	324	111
Total current	324	111
Deferred tax benefit
U.S. federal	33	(1,626)
State and local	(256)	(251)
Total deferred	(223)	(1,877)
Total income tax expense (benefit)	$101	$(1,766)
The differences between income taxes expected at the U.S. federal statutory rate (21%) and the reported income tax expense (benefit) are summarized as follows (in thousands):

	Years Ended December 31,
	2023	2022
Pre-tax loss	$(57,365)	$(68,904)

U.S. federal taxes at statutory rate	(12,046)	(14,470)
State income taxes	925	(3,751)
Research and development tax credit	(2,186)	(1,814)
Change in valuation allowance	5,207	17,075
Stock-based compensation	4,323	3,323
Non-deductible officers’ compensation	2,377	1,326
Change in fair value of contingent consideration	—	(3,840)
Transaction costs	—	359
Permanent differences	1,474	—
Other	27	26
Income tax expense (benefit)	$101	$(1,766)

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss (“NOL”) carryforwards	$47,162	$49,253
Accrued liabilities	6,466	6,503
Capitalized R&D costs	9,915	6,738
Lease liabilities	3,511	3,549
Stock-based compensation	4,416	4,489
R&D tax credit	8,025	5,665
Other	4	445
Total deferred tax assets	79,499	76,642
Less valuation allowance	(55,028)	(49,953)
Deferred tax assets, net	$24,471	$26,689
Deferred tax liabilities:
Prepaid expenses	$(182)	$(289)
Property and equipment	(4,662)	(3,269)
Intangible assets	(17,003)	(19,026)
ROU assets	(2,799)	(3,577)
Section 481(a) adjustment (cash to accrual)	—	(956)
Other	(31)	—
Total deferred tax liabilities	(24,677)	(27,117)
Net deferred tax liability	$(206)	$(428)
At December 31, 2023, we had NOL carryforwards for federal income tax purposes of approximately $197,143,000 of which $92,045,000 will begin to expire in 2029 if not utilized to offset taxable income, and $105,098,000 may be carried forward indefinitely. Future changes in ownership, as defined by Section 382 of the IRC, could limit the amount of NOL carryforwards used in any one year. Also, as of December 31, 2023, we had state NOL carryforwards of approximately $114,294,000, which begin to expire in 2028 if not utilized to offset state taxable income. Our R&D tax credit carryforwards of $8,025,000, which includes $655,000 of state credits at December 31, 2023, will begin to expire in 2034 if not utilized to offset federal income tax.
In general, under Section 382 and 383 of the IRC, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and certain tax credits, to offset future taxable income and tax. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders changes by more than 50 percentage points over such stockholders’ lowest percentage of ownership during the testing period (generally three years). We performed a Section 382 analysis from inception through the year ended December 31, 2023 and concluded we had experienced an ownership change in 2011, 2014 and 2020. These changes in ownership did not result in the expiration of any NOLs or R&D credits. However, future changes in ownership may further limit the ability of us to utilize our NOL carryforwards and R&D tax credit carryforwards. We have also performed Section 382 analyses with respect to the NOLs we obtained in our acquisitions of Cernostics and AltheaDx. Based on changes in ownership that have occurred, $36,347,000 of NOLs are expected to expire unused as a result of Section 382 limitations.
During the year ended December 31, 2022, in connection with the acquisition of AltheaDx, we recorded additional net deferred tax liability of $1,672,000, primarily due to book-tax differences related to the acquired intangible assets. As a result of these additional deferred tax liabilities, we determined that $1,626,000 of our valuation allowance should be reduced, which was reflected in our income tax benefit for the year ended December 31, 2022. At December 31, 2023 and 2022, we placed a valuation allowance of $55,028,000 and $49,953,000, respectively, against our net deferred tax asset balance, as we have determined that it is more likely than not that they will not be realized.

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We assessed whether we had any significant uncertain tax positions related to open tax years and concluded there were none. Accordingly, no reserve for uncertain tax positions has been recorded as of December 31, 2023 and 2022. We are generally no longer subject to tax examinations for U.S. federal income tax purposes for fiscal years prior to 2020 and fiscal years prior to 2019 for multiple state jurisdictions. However, since we have been in an NOL position since 2008, our 2008 to 2019 federal tax returns and our 2008 to 2018 state tax returns are potentially subject to examination adjustments to the extent of those NOL carryforwards.
16. Subsequent Events
On July 10, 2023, following approval by our board of directors, we entered into a definitive agreement to purchase a plot of land located in Friendswood, Texas for a purchase price of $7.6 million, subject to certain adjustments, for the purpose of developing a commercial office building which may be used as our future corporate headquarters. Under the agreement, we had the option to terminate the contract within 90 days, for any reason. On October 4, 2023, we amended the definitive agreement to extend the option period by an additional 30 days. On January 9, 2024, we amended the definitive agreement to obtain easement rights on an adjacent property for purpose of constructing storm drainage improvements and appurtenances on the property. On February 9, 2024, we closed on the purchase of the land for cash consideration of $7.2 million.