Form 10-Q
period 2024-03-31
CASTLE BIOSCIENCES INC
filed 2024-05-02
CIK 1447362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of April 25, 2024, there were 27,607,183 shares of common stock, $0.001 par value per share, issued and outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$82,949	$98,841
Marketable investment securities	156,264	144,258
Accounts receivable, net	42,699	38,302
Inventory	7,645	7,942
Prepaid expenses and other current assets	6,221	6,292
Total current assets	295,778	295,635
Long-term accounts receivable, net	1,056	1,191
Property and equipment, net	32,904	25,433
Operating lease assets	11,961	12,306
Goodwill and other intangible assets, net	115,088	117,335
Other assets – long-term	1,720	1,440
Total assets	$458,507	$453,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$9,318	$10,268
Accrued compensation	14,708	28,945
Operating lease liabilities	1,189	1,137
Other accrued and current liabilities	6,744	7,317
Total current liabilities	31,959	47,667
Long-term debt	10,000	—
Noncurrent operating lease liabilities	13,864	14,173
Deferred tax liability	206	206
Other liabilities	16	25
Total liabilities	56,045	62,071
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized as of March 31, 2024 and December 31, 2023; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 27,585,669 and 27,410,532 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	28	27
Additional paid-in capital	623,450	609,477
Accumulated deficit	(220,905)	(218,371)
Accumulated other comprehensive (loss) income	(111)	136
Total stockholders’ equity	402,462	391,269
Total liabilities and stockholders’ equity	$458,507	$453,340
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
NET REVENUES	$72,974	$42,037
OPERATING EXPENSES
Cost of sales (exclusive of amortization of acquired intangible assets)	13,894	10,182
Research and development	13,809	14,393
Selling, general and administrative	48,495	46,762
Amortization of acquired intangible assets	2,247	2,222
Total operating expenses, net	78,445	73,559
Operating loss	(5,471)	(31,522)
Interest income	2,996	2,336
Interest expense	(14)	(4)
Loss before income taxes	(2,489)	(29,190)
Income tax expense	45	14
Net loss	$(2,534)	$(29,204)

Loss per share, basic and diluted	$(0.09)	$(1.10)

Weighted-average shares outstanding, basic and diluted	27,485	26,607

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(2,534)	$(29,204)
Other comprehensive (loss) income:
Net unrealized (loss) gain on marketable investment securities	(247)	245
Comprehensive loss	$(2,781)	$(28,959)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2023	—	$—	26,553,681	$27	$560,409	$(160,905)	$(381)	$399,150
Stock-based compensation expense	—	—	—	—	13,525	—	—	13,525
Exercise of common stock options	—	—	30,495	—	95	—	—	95
Issuance of common stock from vested restricted stock units and payment of employees’ taxes	—	—	24,835	—	(314)	—	—	(314)
Issuance of common stock under the employee stock purchase plan	—	—	77,190	—	1,652	—	—	1,652
Net unrealized gain on marketable investment securities	—	—	—	—	—	—	245	245
Net loss	—	—	—	—	—	(29,204)	—	(29,204)
BALANCE, MARCH 31, 2023	—	$—	26,686,201	$27	$575,367	$(190,109)	$(136)	$385,149

BALANCE, JANUARY 1, 2024	—	$—	27,410,532	$27	$609,477	$(218,371)	$136	$391,269
Stock-based compensation expense	—	—	—	—	12,675	—	—	12,675
Exercise of common stock options	—	—	19,066	—	65	—	—	65
Issuance of common stock from vested restricted stock units and payment of employees’ taxes	—	—	44,830	—	(474)	—	—	(474)
Issuance of common stock under the employee stock purchase plan	—	—	111,241	1	1,707	—	—	1,708
Net unrealized gain on marketable investment securities	—	—	—	—	—	—	(247)	(247)
Net loss	—	—	—	—	—	(2,534)	—	(2,534)
BALANCE, MARCH 31, 2024	—	$—	27,585,669	$28	$623,450	$(220,905)	$(111)	$402,462

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(2,534)	$(29,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,340	2,892
Stock-based compensation expense	12,675	13,525
Deferred income taxes	—	13
Accretion of discounts on marketable investment securities	(1,699)	(1,229)
Other	179	211
Change in operating assets and liabilities:
Accounts receivable	(4,262)	(4,383)
Prepaid expenses and other current assets	(103)	(654)
Inventory	297	(540)
Operating lease assets	338	331
Other assets	(230)	319
Accounts payable	(422)	3,896
Operating lease liabilities	(250)	(68)
Accrued compensation	(14,237)	(11,562)
Other accrued and current liabilities	73	1,014
Net cash used in operating activities	(6,835)	(25,439)

INVESTING ACTIVITIES
Purchases of property and equipment	(9,152)	(3,338)
Proceeds from sale of property and equipment	5	5
Purchases of marketable investment securities	(60,754)	(30,083)
Proceeds from maturities of marketable investment securities	50,200	50,000
Net cash (used in) provided by investing activities	(19,701)	16,584

FINANCING ACTIVITIES
Proceeds from exercise of common stock options	65	95
Payment of employees’ taxes on vested restricted stock units	(474)	(314)
Proceeds from contributions to the employee stock purchase plan	1,089	982
Repayment of principal portion of finance lease liabilities	(36)	(35)
Proceeds from issuance of term debt	10,000	—
Net cash provided by financing activities	10,644	728

NET CHANGE IN CASH AND CASH EQUIVALENTS	(15,892)	(8,127)
Beginning of period	98,841	122,948
End of period	$82,949	$114,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2024	2023
DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued purchases of property and equipment	$699	$2,730
Decrease in operating lease assets with corresponding change in lease liabilities	$(7)	$—
Property and equipment acquired with tenant improvement allowance	$—	$89
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
We have a history of recurring net losses and negative cash flows and as of March 31, 2024, we had an accumulated deficit of $220.9 million. We believe our $82.9 million of cash and cash equivalents and $156.3 million of marketable investment securities as of March 31, 2024, and anticipated revenue from our test reports, will be sufficient to meet our cash requirements through at least the 12-month period following the date that these unaudited condensed consolidated financial statements were issued.
Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheet as of March 31, 2024; the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of stockholders’ equity, each for the three months ended March 31, 2024 and 2023; and the condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our consolidated financial position as of March 31, 2024, the results of our consolidated operations for the three months ended March 31, 2024 and 2023 and our consolidated cash flows for the three months ended March 31, 2024 and 2023. The financial data and other information disclosed in these notes related to the three months ended March 31, 2024 and 2023 are also unaudited. The results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. The balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the unaudited interim consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2024 (the "2023 Form 10-K").
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
We accrue an allowance for credit losses against our accounts receivable based on management’s current estimate of amounts that will not be collected. Management’s estimates are typically based on historical loss information adjusted for current conditions. We generally do not perform evaluations of customers’ financial condition and generally do not require collateral. Historically, our credit losses have not been significant given our application of the constraint to variable consideration. The allowance for credit losses was zero as of March 31, 2024 and December 31, 2023. Adjustments for implicit price concessions attributable to variable consideration, as discussed below, are incorporated into the measurement of the accounts receivable balances and are not part of the allowance for credit losses.
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

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
Accrued Compensation
We accrue for liabilities under discretionary employee and executive bonus plans. Our estimated compensation liabilities are based on progress against corporate objectives approved by our board of directors, compensation levels of eligible individuals and target bonus percentage levels. Our board of directors reviews and evaluates the performance against these objectives and ultimately determines the actual achievement levels attained. We also accrue for liabilities under employee sales incentive bonus plans with accruals based on performance achieved to date compared to established targets. As of March 31, 2024 and December 31, 2023, we accrued approximately $6,574,000 and $21,706,000, respectively, for liabilities associated with these bonus plans. These amounts are classified as current or noncurrent accrued liabilities in the unaudited condensed consolidated balance sheets based on the expected timing of payment.
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

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
3. Revenue
All of our revenues from contracts with customers are associated with the provision of testing services. Our revenues are primarily attributable to our DecisionDx®-Melanoma test for cutaneous melanoma. We also provide a test for patients with cutaneous squamous cell carcinoma, DecisionDx®-SCC, a test for use in patients with suspicious pigmented lesions, MyPath® Melanoma, a test for uveal melanoma, DecisionDx®-UM, a test for patients diagnosed with Barrett’s esophagus, the TissueCypher® Barrett’s Esophagus Test and a pharmacogenomics testing service focused on mental health, IDgenetix®. We previously offered a second test for patients with suspicious pigmented lesions, DiffDx®-Melanoma, which we suspended in February 2023. Information on the disaggregation of revenues is included below.
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
The Medicare claims that are covered by Medicare are generally paid at a rate established on Medicare’s Clinical Laboratory Fee Schedule or by the respective Medicare contractor within 30 days from receipt. Medicare claims that were either submitted to Medicare prior to the local coverage determination or other coverage commencement date or are not covered but meet the definition of being medically reasonable and necessary pursuant to the controlling Section 1862(a)(1)(A) of the Social Security Act are generally appealed and may ultimately be paid at the first (termed ‘‘redetermination’’), second (termed ‘‘reconsideration’’) or third level of appeal (de novo hearing with an Administrative Law Judge). A successful appeal at any of these levels may result in prompt payment.
In the absence of Medicare coverage, contractually established reimbursements rates or other coverage, we have concluded that our contracts include variable consideration because the amounts paid by Medicare or commercial health insurance carriers may be paid at less than our standard rates or not paid at all, with such differences considered implicit price concessions. Variable consideration attributable to these price concessions is measured at the expected value using the ‘‘most likely amount’’ method under ASC 606. The amounts are estimated using historical average collection rates by test type and payor category taking into consideration the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as the judgment and actions of third parties. Such variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. Variable consideration may be constrained and excluded from the transaction price in situations where there is no contractually agreed upon reimbursement coverage or in the absence of a predictable pattern and history of collectability with a payor. Accordingly, in such situations revenues are recognized on the basis of actual cash collections. Variable consideration for Medicare claims that are not covered by Medicare, including those claims undergoing appeal, is deemed to be fully constrained due to factors outside our influence (e.g., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. Included in revenues for the three months ended March 31, 2024 and 2023 were $1,656,000 of net positive revenue adjustments and $1,336,000 of net negative revenue adjustments, respectively, associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods. These amounts include (i) adjustments for actual

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
collections versus estimated amounts and (ii) cash collections and the related recognition of revenue in current period for tests delivered in prior periods due to the release of the constraint on variable consideration.
Because our contracts with customers have an expected duration of one year or less, we have elected the practical expedient in ASC 606 to not disclose information about our remaining performance obligations. Any incremental costs to obtain contracts are recorded as selling, general and administrative expenses as incurred due to the short duration of our contracts. Contract balances consisted solely of accounts receivable (both current and noncurrent) as of March 31, 2024 and December 31, 2023.
Disaggregation of Revenues
The table below provides the disaggregation of revenue by type (in thousands):

	Three Months Ended March 31,
	2024	2023
Dermatologic(1)	$59,334	$35,911
Non-Dermatologic(2)	13,640	6,126
Total net revenues	$72,974	$42,037

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
Our significant third-party payors and their related revenues as a percentage of total revenues and accounts receivable balances are as follows:

	Percentage of Revenues
	Three Months Ended March 31,		Percentage of Accounts Receivable (current) as of		Percentage of Accounts Receivable (noncurrent) as of
	2024	2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Medicare	49%	49%	20%	20%	*	*
Payor A	14%	15%	21%	19%	15%	15%
Payor B	*	*	*	10%	11%	11%

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

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Because we reported a net loss for all periods presented, all potentially dilutive securities are antidilutive and are excluded from the computation of diluted loss per share for such periods.
The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in our calculation of diluted loss per share for the three months ended March 31, 2024 and 2023 because to do so would be antidilutive or, in the case of PSUs, the applicable performance conditions have not yet been met (in thousands):

	Three Months Ended March 31,
	2024	2023
Stock options	3,192	3,389
RSUs and PSUs	3,131	3,420
ESPP	333	279
Total	6,656	7,088
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
5. Marketable Investment Securities
The following tables present our available-for-sale debt securities (in thousands):

	March 31, 2024
	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
U.S. government securities	$156,374	$15	$(125)	$156,264
Total	$156,374	$15	$(125)	$156,264

	December 31, 2023
	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
U.S. government securities	$144,122	$143	$(7)	$144,258
Total	$144,122	$143	$(7)	$144,258
Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. We classify all investments as current assets, as these are readily available for use in current operations. The cost of securities sold is determined based on the specific identification method for purposes of recording gains and losses.
There were no realized gains or losses on sales of investments for the three months ended March 31, 2024 and 2023.
We evaluated our investment portfolio under the available-for-sale debt securities impairment model guidance and determined our investment portfolio is comprised of low-risk, investment grade securities. As of March 31, 2024, unrealized losses on our available-for-sale investments are not attributed to credit risk. We believe that an allowance for credit losses is unnecessary because the unrealized losses on certain of our marketable investment securities are due to market factors. No credit-related or noncredit-related impairment losses were recorded for the three months ended March 31, 2024 and 2023. The allowance for credit losses was zero as of March 31, 2024 and December 31, 2023.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
As of March 31, 2024, all of our available-for-sale debt securities had contractual maturities of one year or less. Accrued interest receivable is included in prepaid expenses and other current assets in our unaudited condensed consolidated balance sheets. As of March 31, 2024 and December 31, 2023, the accrued interest receivable balance was immaterial.
Additional information relating to the fair value of marketable investment securities can be found in Note 10.
6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Land(1)	$7,245	$—
Lab equipment(2)	16,651	16,472
Leasehold improvements	10,127	9,990
Computer equipment	4,264	4,060
Furniture and fixtures	2,484	2,385
Construction-in-progress	1,320	637
Total	42,091	33,544
Less accumulated depreciation(2)	(9,187)	(8,111)
Property and equipment, net	$32,904	$25,433

(1)On February 9, 2024, we purchased approximately 23 acres of land in Friendswood, Texas for purpose of developing a commercial office building to be used as our future corporate headquarters.
(2)As of March 31, 2024 and December 31, 2023, includes lab equipment under finance lease of $369 thousand and accumulated depreciation of $313 thousand and $278 thousand, respectively.
Depreciation expense was recorded in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of sales (exclusive of amortization of acquired intangible assets)	$655	$295
Research and development	84	79
Selling, general and administrative	354	296
Total	$1,093	$670
7. Goodwill and Other Intangible Assets, Net
Goodwill
The balance of our goodwill was $10.7 million as of March 31, 2024 and December 31, 2023. There were no accumulated impairments of goodwill as of March 31, 2024 or December 31, 2023.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Other Intangible Assets, Net
Our other intangible assets, net consist of the following (in thousands):

	March 31, 2024
	Gross carrying value	Accumulated amortization	Net	Weighted-Average Remaining Life (in years)
Developed technology	$125,317	$(21,222)	$104,095	11.9
Assembled workforce	563	(262)	301	2.7
Total other intangible assets, net	$125,880	$(21,484)	$104,396

	December 31, 2023
	Gross carrying value	Accumulated amortization	Net	Weighted-Average Remaining Life (in years)
Developed technology	$125,317	$(19,003)	$106,314	12.2
Assembled workforce	563	(234)	329	2.9
Total other intangible assets, net	$125,880	$(19,237)	$106,643
Amortization expense of intangible assets was $2.2 million for the three months ended March 31, 2024 and the three months ended March 31, 2023.
8. Other Accrued and Current Liabilities
Other accrued and current liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued service fees	$3,358	$2,097
Clinical studies	2,344	3,475
ESPP contributions	276	896
Other	766	849
Total	$6,744	$7,317
9. Long-Term Debt
We had no debt as of December 31, 2023. Our long-term debt as of March 31, 2024 is presented in the table below (in thousands):

March 31, 2024
Term debt	$10,200
Unamortized discount	(200)
Total long-term debt	10,000
Less: Current portion of long-term debt	—
Total	$10,000

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Future maturities of principal amounts on long-term debt as of March 31, 2024 are as follows (in thousands):

Years Ending December 31,
2024	$—
2025	278
2026	3,333
2027	3,333
2028	3,056
Total	$10,000
2024 Loan and Security Agreement
On March 26, 2024 (the ‘‘Closing Date’’), we entered into a Loan and Security Agreement (the ‘‘2024 LSA”), by and between us, our wholly owned subsidiary, Castle Narnia Real Estate Holding 1, LLC and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (the “Lender’’). The 2024 LSA provides for (i) on the Closing Date, $10.0 million aggregate principal amount of term loans (discussed in the ‘‘2024 Term Loan’’ section below), and (ii) from the Closing Date until March 31, 2025, an additional line of credit of $25.0 million with the same interest rate and maturity as the term debt available (discussed in the ‘‘2024 Credit Line’’ section below) at our option.
The obligations under the 2024 LSA are secured by substantially all of our assets, excluding intellectual property, the real property held by us, and are subject to certain other exceptions and limitations. We have the right to prepay the 2024 LSA in whole, subject to a prepayment fee of approximately 1.50% if prepaid prior to March 26, 2026. Amounts repaid under the 2024 LSA may not be reborrowed.
In addition, the 2024 LSA contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be liable for immediate repayment of all obligations under the 2024 LSA. Should we seek to amend the terms of the 2024 LSA, the consent of the Lender would be required. As of March 31, 2024, we were in compliance with this covenant.
The 2024 LSA bears interest at a floating rate equal to the greater of (a) the WSJ Prime Rate plus 0.25% or (b) 6.00% per annum. The Term Loans are interest only from the Closing Date through November 30, 2025, which may be extended at our option through November 30, 2026 as long as no event of default under the 2024 LSA has occurred. After the end of the interest only period, we are required to pay equal monthly installments of principal through the maturity date of November 1, 2028.
We are also obligated to make an additional final payment of 2.00% of the aggregate original principal amounts of Term Loans advanced by the Lender, due at the earlier of the maturity date or date the Term Loans are repaid in full.
2024 Term Loan
On March 26, 2024, we drew $10.0 million in Term Loans under the terms and provisions of the 2024 LSA. We are obligated to make a final payment of $200,000 under the terms of the 2024 LSA final payment provisions. A discount on debt equal to this obligation was recorded on the draw date and is being amortized as additional interest expense using the effective interest method over the term of the debt. As of March 31, 2024, the effective interest rate for all outstanding debt under the 2024 Term Loan was 9.03%.
2024 Credit Line
We have a $25.0 million line of credit under the terms and provisions of the 2024 LSA available from the Closing Date until March 31, 2025. Amounts repaid under the 2024 Credit Line may not be reborrowed. As of March 31, 2024, no draws had been made on the line of credit.
Interest Expense on Long-Term Debt
During the three months ended March 31, 2024, we recorded interest expense of $12,000 on long-term debt. During the three months ended March 31, 2023, no long-term debt was outstanding and no interest expense incurred.

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
Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The use of different assumptions and/or estimation methodologies may have a material effect on estimated fair values. Accordingly, the fair value estimates disclosed, or amounts recorded, may not be indicative of the amount that we or holders of the instruments could realize in a current market exchange.
The table below provides information, by level within the fair value hierarchy, of our financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (in thousands):

	As of March 31, 2024
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds(1)	$72,141	$—	$—	$72,141
U.S. government securities(2)	$156,264	$—	$—	$156,264
Liabilities
Contingent consideration(3)	$—	$—	$—	$—

	As of December 31, 2023
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds(1)	$89,308	$—	$—	$89,308
U.S. government securities(2)	$144,258	$—	$—	$144,258
Liabilities
Contingent consideration(3)	$—	$—	$—	$—

(1)Classified as “Cash and cash equivalents” in the unaudited condensed consolidated balance sheets.
(2)Classified as “Marketable investment securities” in the unaudited condensed consolidated balance sheets.
(3)Current portion, if any, classified as “Other accrued and current liabilities” in the unaudited condensed consolidated balance sheets.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Contingent Consideration
In connection with our acquisition of AltheaDx, we agreed to pay contingent consideration of up to $75.0 million of commercial milestone payments based on the achievement of certain net revenue targets relating to the years ending December 31, 2022, 2023 and 2024 (“AltheaDx Earnout Payments”). The portion of the AltheaDx Earnout Payments associated with the commercial milestones for the year ended December 31, 2023 was $37.5 million and was not paid since the applicable commercial milestones were not met. The AltheaDx Earnout Payments included a 2022 catch-up provision for additional payment of up to $17.5 million that expired in 2023. Therefore, as of March 31, 2024, we have a potential payment obligation of up to $20.0 million with respect to the remaining commercial milestones for 2024. If the settlement of the remaining portion of the AltheaDx Earnout Payments would have occurred on March 31, 2024, no amounts would have been due because no commercial milestones had been achieved as of such date.
The contingent consideration was classified as a Level 3 fair value measurement due to the use of significant unobservable inputs and a Monte Carlo simulation to determine its fair value. The Monte Carlo simulation uses projections of the commercial milestones for the applicable period as well as the corresponding targets and approximate timing of payment based on the terms of the arrangement. The valuation of the AltheaDx contingent consideration was zero as of March 31, 2024 and December 31, 2023, and no gains or losses were recorded associated with changes in fair value during the three months ended March 31, 2024 and 2023.
The contingent consideration liability is remeasured at fair value at each reporting period taking into account any updated assumptions or changes in circumstances. Any changes in the fair value are recorded as gains or losses in our unaudited condensed consolidated statement of operations.
11. Commitments and Contingencies
From time to time, we may be involved in legal proceedings arising in the ordinary course of business. We believe there is no threatened litigation or litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows. On February 1, 2024, we received a Subpoena from the Department of Health and Human Services, Office of Inspector General, seeking documents and information concerning claims submitted for payment under federal healthcare programs. The Subpoena requested that we produce documents relating primarily to interactions with medical providers and billing to government-funded healthcare programs for our tests. The time period covered by the Subpoena is January 1, 2015 through February 1, 2024. We are continuing to cooperate with the government’s request and are in the process of responding to the Subpoena. We are unable to predict what action, if any, might be taken in the future by the Department of Health and Human Services, Office of Inspector General, or any other governmental authority as a result of the matters related to this Subpoena. No claims have been made against us at this time. This inquiry, and any potential resulting claim asserted against us, with or without merit, could be time-consuming, expensive to address and divert management’s attention and other resources. These claims also could subject us to significant liability for damages and harm our reputation. Our insurance and indemnities may not cover all claims that may be asserted against us. We are unable to predict the outcome and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.
12. Stock Incentive Plans and Stock-Based Compensation
Stock Incentive Plans
Effective January 1, 2024, an additional 1,370,526 shares became available under our 2019 Equity Incentive Plan (the “2019 Plan”) pursuant to an automatic annual increase. The 2019 Plan provides for automatic annual increases to the number of shares authorized for issuance, equal to 5% of our common shares outstanding as of the immediately preceding year end, through January 1, 2029. As of March 31, 2024, 386,932 shares remained available for grant under the 2019 Plan.
On December 22, 2022, our board of directors approved the 2022 Inducement Plan (the “Inducement Plan”). Our Inducement Plan provides for the grant of RSU awards and other stock awards made as an inducement material to the grantee’s entering into employment with us to the extent such grantee was not previously an employee of ours or is entering into employment following a bona fide period of non-employment with us. As of March 31, 2024, there were 414,842 shares available for grant under the Inducement Plan.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Stock Options
Stock option activity under our stock plans for the three months ended March 31, 2024 is set forth below:

		Weighted-Average
	Stock Options Outstanding	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2023	3,208,979	$35.38
Granted	—	$—
Exercised	(19,066)	$3.40
Forfeited/Cancelled	(17,783)	$42.09
Balance as of March 31, 2024	3,172,130	$35.54	6.3	$9,814
Exercisable at March 31, 2024	2,703,995	$33.70	6.1	$9,764
Restricted Stock Units
RSUs represent the right to receive shares of our common stock at a specified future date, subject to vesting. Our RSUs generally vest annually from the grant date in four equal installments subject to the holder’s continued service with us. We issue new shares of common stock upon the vesting of RSUs.
The following table summarizes our RSU activity for the three months ended March 31, 2024:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2023	2,805,075	$25.48
Granted	1,240,265	$21.16
Vested(1)	(67,486)	$29.74
Forfeited/Cancelled	(39,547)	$21.80
Balance as of March 31, 2024	3,938,307	$24.08

(1)The aggregate number of shares withheld upon vesting for employee tax obligations was 22,656 for the three months ended March 31, 2024.
Performance-Based Restricted Stock Units
PSUs represent the right to receive shares of our common stock contingent upon the achievement of certain financial performance measures. We issue new shares of common stock upon the vesting of PSUs.
The following table summarizes our PSU activity for the three months ended March 31, 2024:

	Performance-Based Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2023	196,033	$23.23
Granted	177,513	$21.23
Vested	—	$—
Forfeited/Cancelled	—	$—
Balance as of March 31, 2024	373,546	$22.28

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Retirement Policy
In January 2023, our board of directors approved a retirement policy (the “Retirement Policy”) that provides for acceleration of a portion of unvested awards that were granted to certain eligible employees upon meeting age, service and notice requirements. We considered the adoption of the Retirement Policy to be a modification of existing awards under ASC Topic 718, Compensation – Stock Compensation. The modification did not result in any incremental compensation cost. However, the adoption of the of the policy resulted in a new estimate of the requisite service period for certain awards, which we reassess at each balance sheet date. In connection with the Retirement Policy, we accelerated the recognition of compensation expense of $0.2 million and $0.7 million during the three months ended March 31, 2024 and 2023, respectively.
Employee Stock Purchase Plan
The ESPP provides for certain automatic increases in the number of shares of common stock reserved for issuance, which resulted in an additional 274,105 shares becoming available under the ESPP effective January 1, 2024. During the three months ended March 31, 2024, we issued 111,241 shares of common stock pursuant to scheduled purchases under the ESPP. As of March 31, 2024, 1,103,127 shares remained available for issuance under the ESPP.
Determining Fair Value - Summary of Assumptions
We use the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or any other measurement date. The following table sets forth the assumptions used to determine the fair value of stock options:

	Three Months Ended March 31,
	2024	2023
Average expected term (years)	5.0	5.8
Expected stock price volatility	75.57% - 76.01%	68.34% - 76.01%
Risk-free interest rate	3.57% - 3.57%	1.54% - 4.21%
Dividend yield	—%	—%
The following table sets forth assumptions used to determine the fair value of the purchase rights issued under the ESPP:

	Three Months Ended March 31,
	2024	2023
Average expected term (years)	1.3	1.3
Expected stock price volatility	72.04% - 130.95%	72.80% - 82.61%
Risk-free interest rate	4.43% - 5.33%	4.77% - 5.07%
Dividend yield	—%	—%
We use the closing price of our common stock on the date of grant to determine the fair value of RSUs and PSUs.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Stock-Based Compensation Expense
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of sales (exclusive of amortization of acquired intangible assets)	$1,314	$1,272
Research and development	2,629	2,587
Selling, general and administrative	8,732	9,666
Total stock-based compensation expense	$12,675	$13,525
For the three months ended March 31, 2023, the weighted-average grant date fair value of stock options granted was $17.39 per option. There were no stock options granted for the same period in 2024. For the three months ended March 31, 2024 and 2023, the weighted-average grant date fair value of the purchase rights granted under the ESPP was $11.17 and $11.00 per share, respectively. As of March 31, 2024, the total unrecognized stock-based compensation cost related to outstanding awards was $103,100,000, which is expected to be recognized over a weighted-average period of 2.5 years. The total unrecognized compensation cost will be adjusted for forfeitures in future periods as they occur.
13. Income Taxes
Our effective income tax rate was 11.0% for the three months ended March 31, 2024, and was immaterial for the three months ended March 31, 2023. The effective rate for the the three months ended March 31, 2024 differed from our federal statutory rate of 21% primarily due to the tax impact from the valuation allowance for current year activity, state income taxes and the non-deductibility of other permanent items.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q with our audited financial statements and notes thereto as of and for the years ended December 31, 2023 and 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, including the section entitled “Critical Accounting Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2024. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Castle,” “we,” “us” and “our” refer to Castle Biosciences, Inc.
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
Overview
Castle Biosciences is a molecular diagnostics company offering innovative test solutions to aid clinicians in the diagnosis and treatment of dermatologic cancers, Barrett’s esophagus (“BE”), uveal melanoma (“UM”), and in the treatment of mental health conditions.
Our Test Portfolio
We currently offer five commercially available proprietary multi-analyte assays with algorithmic analysis (“MAAA”) tests for use in the dermatologic, gastroenterology and ocular fields. We also offer a proprietary pharmacogenomics (“PGx”) test to guide optimal drug treatment for patients diagnosed with depression, anxiety and other mental health conditions.
Currently, our revenue is primarily generated by our DecisionDx-Melanoma risk stratification test for cutaneous melanoma (“CM”), which is supplemented by revenue generated from our DecisionDx-SCC risk stratification test for cutaneous squamous cell carcinoma (“SCC”), our TissueCypher risk stratification test for BE and our DecisionDx-UM risk stratification test for uveal melanoma (“UM”).
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
Test Overview
Our Dermatologic Tests
DecisionDx-Melanoma is our proprietary risk stratification gene expression profile (“GEP”) test that is designed to predict the risk of metastasis or recurrence for patients diagnosed with invasive cutaneous melanoma. In a typical year, we estimate approximately 130,000 patients are diagnosed with invasive cutaneous melanoma in the United States, representing an estimated U.S. total addressable market (“TAM”) of approximately $540 million. We estimate that approximately 50% of patients diagnosed with CM are 65 years of age or older.
DecisionDx‑SCC is our proprietary GEP test for use in patients with SCC, with one or more risk factors (also referred to as “high-risk” SCC). We estimate that 20% of SCC patients, or 200,000 annually in the United States, are classified as high risk, representing an estimated U.S. TAM of approximately $820 million.
MyPath Melanoma is our proprietary GEP test for use in patients with a melanocytic lesion and uncertainty related to the malignancy of the lesion. We estimate approximately 300,000 patients each year present with a diagnostically ambiguous lesion, representing an estimated U.S. TAM of approximately $600 million. We began offering MyPath Melanoma following our acquisition of the Myriad MyPath Laboratory in May 2021 at which point we offered both our MyPath Melanoma test and our DiffDx-Melanoma test under an offering that we referred to as our Diagnostic GEP offering. However, following an internal assessment of the clinical value of offering both tests, we made the decision to suspend the clinical offering of DiffDx-Melanoma in February 2023 and now the focus of this offering is MyPath Melanoma.
Our Gastroenterology Test
TissueCypher is our proprietary risk stratification spatialomics test designed to predict future development of high-grade dysplasia and/or esophageal cancer in patients with non-dysplastic, indefinite dysplasia or low-grade dysplasia BE. We estimate a U.S. TAM of approximately $1 billion.
Our Uveal Melanoma Test
DecisionDx-UM is a proprietary, risk stratification GEP test that is designed to predict the risk of metastasis for patients with UM. We believe DecisionDx-UM is the standard of care in the management of newly diagnosed UM in the majority of ocular oncology practices in the United States. We estimate a U.S. TAM of approximately $10 million.
Our Mental Health Test
IDgenetix is a PGx test that guides personalized mental health medication selection and management for patients with depression, anxiety and other mental health conditions. We estimate a U.S. TAM of approximately $5 billion associated with this test.
Commercial Expansion Efforts
In September 2022, we established a new commercial sales team dedicated to our Diagnostic GEP offering and added additional outside territories for our TissueCypher test, which were fully integrated into our commercial operations by the end of the second quarter of 2023.
During the year ended December 31, 2023, we continued to expand our dermatologic and gastrointestinal commercial sales forces through territory and headcount expansions with focus being on our DecisionDx Melanoma, DecisionDx-SCC, and TissueCypher tests.
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
The Medicare rates discussed below are prior to giving effect to applicable sequestration in effect from time to time as described in further detail under “Government Regulation and Product Approval—Healthcare Reform” included in Item 1, Business, of our Annual Report on Form 10-K for the year ended December 31, 2023.

DecisionDx-Melanoma
DecisionDx-Melanoma tests are processed from our Phoenix laboratory and since the second quarter of 2022, have been covered under “foundational” local coverage determinations (“LCD”) finalized by Medicare Administrative Contractors (“MACs”) Palmetto GBA MolDX (“Palmetto”) and Noridian Health Solutions (“Noridian”).
DecisionDx-Melanoma has met ADLT status, as determined by the CMS, since 2019. Since 2022, the rate for DecisionDx-Melanoma is set annually based upon the median private payor rate for the first half of the second preceding calendar year. For example, the rate for 2023 was set using median private payor rate data from January 1, 2021 to June 30, 2021. Our rate for 2023 was $7,193 per test and is $7,193 for 2024.
DecisionDx-UM
DecisionDx-UM tests are processed from our Phoenix laboratory and are covered under LCDs finalized by MAC administrators Palmetto and Noridian in July 2017.
DecisionDx-UM has met the criteria of “existing advanced diagnostic laboratory test” status, also referred to as “existing ADLT” status, as determined by the CMS, since May 2019. Our rate is set annually based upon the median private payor rate for the first half of the second preceding calendar year. For example, the rate for 2023 was set using median private payor rate data from January 1, 2021 to June 30, 2021. Our rate for 2023 was $7,776 per test and is $7,776 for 2024.
MyPath Melanoma and DiffDx-Melanoma
MyPath Melanoma was covered under a test-specific LCD policy through Noridian that became effective in June 2019. Effective August 6, 2023, Palmetto and Noridian issued LCDs that converted the test-specific MyPath Melanoma LCD to a “foundational” LCD and provided coverage for both MyPath Melanoma and DiffDx-Melanoma.
MyPath Melanoma was approved as a “new ADLT” in September 2019. Rates for our MyPath Melanoma test is set annually based upon the median private payor rate for the first half of the second preceding calendar year. Our 2023 rate was set at $1,755 per test, based on data submitted by the predecessor owner of the Myriad MyPath Laboratory relating to the first half of 2021. Our 2024 rate is set at $1,950 per test.
In the second quarter of 2022, we obtained a Proprietary Laboratory Analyses (“PLA”) code for DiffDx-Melanoma. In 2023, DiffDx-Melanoma went through the CMS gapfill process which concluded in September 2023 with CMS posting a final MAC-specific gapfill rate of $1,950 per test. Our rate for 2024 is $1,950 per test.
Diagnostic GEP Offering
Our Diagnostic GEP offering included MyPath Melanoma and DiffDx-Melanoma. We began offering MyPath Melanoma following our acquisition of the Myriad MyPath Laboratory on May 28, 2021. Our internal data indicates that we have improved the technical performance of MyPath Melanoma and that it is comparable to the technical performance of DiffDx-Melanoma. As such, following an internal assessment of the clinical value of offering both tests, we made the decision to suspend the clinical offering of DiffDx-Melanoma in February 2023.
DecisionDx‑SCC
We issue our DecisionDx-SCC tests from our Pittsburgh and Phoenix labs, with a majority of tests being issued from our Pittsburgh lab.
On June 2, 2023, Novitas Solutions (“Novitas”), the MAC responsible for administering claims for test reports issued by our Pittsburgh laboratory, posted a finalized oncology biomarker LCD pursuant to which the DecisionDx-SCC test would no longer be covered by Medicare effective July 17, 2023. However, on July 6, 2023, Novitas suspended the final version of the LCD and announced its intent to post a new proposed LCD for comment and presentation at an open meeting. On July 27, 2023, Novitas posted a nearly identical proposed oncology biomarker LCD that continues to intend to rely upon evidentiary reviews sourced from three databases: ClinGen, OncoKB and NCCN. The proposed LCD also recommends non-coverage for our DecisionDx-SCC test. The comment period for the proposed LCD ended on September 9, 2023. We cannot predict whether this LCD will be finalized as proposed or what the timing of any final LCD might be.
Palmetto’s MolDX program oversees MAAA tests that are reported from our Phoenix laboratory and Noridian is the MAC responsible for administering claims for test reports issued by our Phoenix laboratory. On June 8, 2023, both Palmetto and Noridian posted a preliminary draft LCD recommending no coverage for DecisionDx-SCC. The comment period for the draft LCDs ended on July 22, 2023.

Decision-SCC was reimbursed at a rate of $3,873 per test under a PLA code from second quarter of 2022 through June 30, 2023 when CMS determined DecisionDx-SCC meets the criteria for “new ADLT” status. Effective July 1, 2023 and through March 31, 2024, CMS set the initial period rate equal to the list price of $8,500 per test. Effective April 1, 2024 and through December 31, 2025, the published CLFS rate for DecisionDx-SCC will be based on the median private payor rates received between July 1, 2023 and November 30, 2023. We submitted the median private payor data to CMS during the data reporting period in December 2023. Effective April 1, 2024, the updated CLFS rate will continue at $8,500 through December 31, 2025. Future rates will be set annually based upon the median private payor rate for the first half of the second preceding calendar year. ADLT status determines the process by which the rate is set and is not an indication of Medicare coverage.
TissueCypher
TissueCypher is processed in our Pittsburgh laboratory and falls under the Medicare jurisdiction managed by Novitas.
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
Our IDgenetix multi-gene panel was reimbursed by Medicare at approximately $1,500 per test from April 2022 through February 2023, when MolDX notified us that as part of its annual CPT code updates, IDgenetix should shift billing to a different generic gene sequencing CPT code (the “New CPT Code”) and continue using the IDgenetix Z-Code beginning in March 2023. The New CPT Code was set at $917 per test while the test went through CMS’s Gapfill pricing process. We believed the new CPT Code, in conjunction with the IDgenetix Z-Code, did not describe all of the components of the IDgenetix test and thus, was not appropriate for IDgenetix. We subsequently obtained a test-specific PLA CPT code which became effective October 1, 2023. In November 2023, CMS posted its final CLFS determination which crosswalks our PLA CPT code to an existing PLA code at a rate of $1,336 per test effective January 1, 2024.
Delivered Test Reports
The number of test reports we deliver is a key indicator that we use to assess our business. A test report is generated when we receive a sample in our laboratory, and then the relevant test information is entered into our Laboratory Information Management System, the laboratory portion of the test is performed, including proprietary algorithmic analysis of the combined biomarkers, and a report is then generated which is delivered to the clinician who ordered the test.
The number of test reports delivered by us during the three months ended March 31, 2024, during each quarter in 2023 and for the year ended December 31, 2023 are presented in the table below:

	Proprietary Dermatologic GEP Tests
	DecisionDx- Melanoma	DecisionDx-SCC	Diagnostic GEP offering (1)	Dermatologic Total	DecisionDx-UM	TissueCypher(2)	IDgenetix	Grand Total
Q1 2024	8,384	3,577	998	12,959	422	3,429	4,078	20,888

Q1 2023	7,583	2,411	980	10,974	409	1,383	2,150	14,916
Q2 2023	8,597	2,681	953	12,231	461	1,447	2,681	16,820
Q3 2023	8,559	2,820	1,011	12,390	399	2,829	2,791	18,409
Q4 2023	8,591	3,530	1,018	13,139	405	3,441	3,299	20,284
For year ended December 31, 2023	33,330	11,442	3,962	48,734	1,674	9,100	10,921	70,429

(1)Includes MyPath Melanoma and DiffDx-Melanoma. We offered both MyPath Melanoma and DiffDx-Melanoma under our Diagnostic GEP offering until February 2023 when we suspended the offering of DiffDx-Melanoma, as discussed above.
(2)We temporarily paused accepting additional orders in July 2023 and resumed accepting new orders in a phased approach in September 2023. We completed processing of our pre-existing backlog orders in October 2023 and continue to accept new orders as of March 31, 2024.
For the three months ended March 31, 2024, our test report volume increased by 40.0% compared to the same period in 2023. Our dermatologic test report volume increased by 18.1% for the three months ended March 31, 2024, compared to the prior period in 2023, largely driven by continued growth from our DecisionDx-Melanoma and DecisionDx-SCC tests. Increases from our other tests (non-dermatologic), primarily IDgenetix and TissueCypher, also contributed to the overall volume increase. For a discussion of how we recognize revenue derived from our tests, refer to “Net Revenues” under “Components of Results of Operations” below.
In developing our DecisionDx-SCC test, we believed that in addition to addressing significant unmet clinical needs, we would see opportunities for leverage, as many of the clinicians currently ordering DecisionDx-Melanoma would likely be the same clinicians who would find value in our DecisionDx-SCC test. For example, we found that during the three months ended March 31, 2024, approximately 55% of all clinicians ordering DecisionDx-SCC had also ordered our DecisionDx-Melanoma test during that same period.
Information About Certain Metrics
The following provides additional information about certain metrics we have disclosed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Test Reports Delivered
Test reports delivered represent the number of completed test reports delivered by us during the reporting period indicated. The period in which a test report is delivered does not necessarily correspond with the period in which the related revenue, if any, is recognized, due to the timing and amount of adjustments for variable consideration under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). We use this metric to evaluate the growth in adoption of our tests and to measure against our internal performance objectives. We believe this metric is useful to investors in evaluating the volume of our business activity from period-to-period that may not be discernible from our reported revenues under ASC 606.
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
Cost of Sales (exclusive of amortization of acquired intangible assets)
The components of our cost of sales are material and service costs associated with testing samples, personnel costs (including salaries, bonuses, benefits and stock-based compensation expense), electronic medical record set up costs, order and delivery systems, shipping charges to transport samples, third-party test fees, and allocated overhead including rent, information technology costs, equipment and facilities depreciation and utilities. Costs associated with testing samples are recorded when the test is processed regardless of whether and when revenues are recognized with respect to that test. As a result, our cost of sales as a percentage of revenues may vary significantly from period to period because we do not recognize all revenues in the period in which the associated costs are incurred. We expect cost of sales in absolute dollars to increase as the number of tests we perform increases. Additionally, we expect cost of sales to increase with the expansion of laboratory capacity and staffing in advance of the anticipated growth of our more recently launched tests and tests acquired through acquisitions. For example, we commenced operations in a new expanded laboratory facility in Pittsburgh, Pennsylvania in the second quarter of 2023 and expect to operate additional lab space in Pittsburgh by end of 2024.
Gross margin and gross margin percentage are key indicators we use to assess our business. See the table in “Results of Operations—Comparison of the Three Months ended March 31, 2024 and 2023” for details.
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
We expect to use a portion of our cash and cash equivalents and marketable investment securities to further support and accelerate our research and development activities, including important studies that are underway to support our DecisionDx-Melanoma test. For instance, in February 2023, we announced the publication of data from the DECIDE study presenting DecisionDx-Melanoma test results influenced 85% of clinicians’ decisions regarding the SLNB surgical procedure. Additionally, use of the tests’ results within current guideline recommendations led to a significant reduction in SLNB procedures performed, demonstrating the clinical value of the test to guide risk-aligned patient care. Also, in 2021, we initiated our large prospective, multi-center clinical study to develop, validate and bring to market a pipeline genomic test, or tests, aimed at predicting response to systemic therapy in patients with moderate to severe psoriasis, atopic dermatitis and related inflammatory skin conditions. As of March 31, 2024, there were more than 44 active clinical study sites and over 1,100 patients enrolled in this study. Assuming we are successful in validating a genomic test, or tests, for one or more of these uses, then we expect to launch this pipeline test by the end of 2025.
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

Interest Expense
Interest expense is primarily attributable to finance leases and long-term debt.
Income Tax Expense
Our consolidated financial statements do not reflect any federal or state income tax benefits attributable to the pre-tax losses we have incurred, due to the uncertainty of realizing a benefit from those items. As of December 31, 2023, we had federal net operating loss (“NOL”) carryforwards of $197.1 million, of which $92.0 million will begin to expire in 2029 if not utilized to offset federal taxable income, and $105.1 million may be carried forward indefinitely. As of December 31, 2023, we also had state NOL carryforwards of $114.3 million, which begin to expire in 2028 if not utilized to offset state taxable income.

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2024	2023
	(unaudited)
Net revenues	$72,974	$42,037	$30,937	73.6%
Operating expenses
Cost of sales (exclusive of amortization of acquired intangible assets)	13,894	10,182	3,712	36.5%
Research and development	13,809	14,393	(584)	(4.1)%
Selling, general and administrative	48,495	46,762	1,733	3.7%
Amortization of acquired intangible assets	2,247	2,222	25	1.1%
Total operating expenses, net	78,445	73,559	4,886	6.6%
Operating loss	(5,471)	(31,522)	26,051	82.6%
Interest income	2,996	2,336	660	28.3%
Interest expense	(14)	(4)	(10)	(250.0)%
Loss before income taxes	(2,489)	(29,190)	26,701	91.5%
Income tax expense	45	14	31	221.4%
Net loss	$(2,534)	$(29,204)	$26,670	91.3%

The following table indicates the amount of stock-based compensation expense (non-cash) reflected in the line items above (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
	(unaudited)
Cost of sales (exclusive of amortization of acquired intangible assets)	$1,314	$1,272	$42
Research and development	2,629	2,587	42
Selling, general and administrative	8,732	9,666	(934)
Total stock-based compensation expense	$12,675	$13,525	$(850)
The following table provides a disaggregation of net revenues by type (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
	(unaudited)
Dermatologic(1)	$59,334	$35,911	$23,423
Non-Dermatologic(2)	13,640	6,126	7,514
Total net revenues	$72,974	$42,037	$30,937

(1)Consists of DecisionDx-Melanoma, DecisionDx-SCC and our Diagnostic GEP offering.
(2)Consists of TissueCypher, DecisionDx-UM and IDgenetix.

The following table presents the calculation of gross margin (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023	Change
	(unaudited)
Net revenues	$72,974	$42,037	$30,937
Less: Cost of sales (exclusive of amortization of acquired intangible assets)	13,894	10,182	3,712
Less: Amortization of acquired intangible assets	2,247	2,222	25
Gross margin	$56,833	$29,633	$27,200
Gross margin percentage	77.9%	70.5%	7.4%
Net Revenues
Net revenues for the three months ended March 31, 2024 increased by $30.9 million, or 73.6%, to $73.0 million compared to the three months ended March 31, 2023, due to a $23.4 million increase in revenue from our dermatologic tests and a $7.5 million increase in revenue from our non-dermatologic tests.
The increase from our dermatologic tests was primarily due to a higher average selling price for DecisionDx-SCC tests, where we began receiving Medicare reimbursement at a higher rate beginning in July 2023, increases in test report volume of 10.6% for DecisionDx-Melanoma and 48.4% for DecisionDx-SCC, and a slightly higher average selling price for DecisionDx-Melanoma.
The increase in revenue from our non-dermatologic tests of $7.5 million was primarily attributable to our TissueCypher test, due to a higher average selling price and higher test report volume. Our IDgenetix test also contributed to the increase in non-dermatologic revenues during the period due to a higher average selling price and higher test report volume. Net revenue from our non-dermatologic tests as a percentage of total net revenue increased from 14.6% for the three months ended March 31, 2023 to 18.7% for the three months ended March 31, 2024.
Contributing to the increases in total net revenues was the effect of variations in revenue adjustments related to tests delivered in previous periods, associated with changes in estimated variable consideration, which were $1.7 million of net positive revenue adjustments for the three months ended March 31, 2024, compared to $1.3 million of net negative revenue adjustments for the three months ended March 31, 2023. These amounts include (i) adjustments for actual collections versus estimated amounts and (ii) cash collections and the related recognition of revenue in current period for tests delivered in prior periods due to the release of the constraint on variable consideration.
Cost of Sales (exclusive of amortization of acquired intangible assets)
Cost of sales (exclusive of amortization of acquired intangible assets) for the three months ended March 31, 2024 increased by $3.7 million, or 36.5%, compared to the three months ended March 31, 2023, primarily due to higher personnel costs and increased expenditures on supplies. The increase in personnel costs primarily consists of higher salaries and wages, employee benefits and bonuses, reflecting headcount additions made to support business growth as well as merit and annual inflationary wage adjustment for existing employees. Supply and service expenses increased largely due to our higher test volumes.
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
Gross Margin
Our gross margin percentage was 77.9% for the three months ended March 31, 2024, compared to 70.5% for the same period in 2023. The increase was primarily due to higher revenues which were attributable to increases in both test report volumes and average selling prices, partially offset by higher personnel costs and higher supplies expenditures, both of which have increased due to our expanded laboratory capacity and higher test report volumes.

Research and Development
Research and development expenses decreased by $0.6 million, or 4.1%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily consisting of lower clinical studies expenses and advisory services partially offset by higher personnel costs.
Decreases in clinical studies expense were primarily attributable to CM studies and our other inflammatory skin disease pipeline studies. Higher personnel costs are primarily a result of higher salaries and wages, and bonuses, all of which increased due to headcount expansions as well as merit and annual inflationary wage adjustment for existing employees.
We expect research and development expense to increase as we continue to invest in ongoing pipeline initiatives as well as seek opportunities to branch out upstream, downstream and parallel to our existing commercial tests, within or adjacent to our established dermatology commercial call points.
Selling, General and Administrative
The following table provides a breakdown of SG&A expenses (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
	(unaudited)
Sales and marketing	$30,544	$29,945	$599
General and administrative	17,951	16,817	1,134
Total selling, general and administrative expense	$48,495	$46,762	$1,733
Sales and marketing expenses increased by $0.6 million, or 2.0%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase is primarily due to higher expense for training events and speaker conferences and expense for salary and wages, partially offset by lower expense for travel and lower stock-based compensation expense. Increases in salary and wages reflect headcount expansions as well as merit and annual inflationary wage adjustment for existing employees. Stock-based compensation expense included in sales and marketing was $4.7 million for the three months ended March 31, 2024, compared to $4.9 million for the three months ended March 31, 2023, a decrease of $0.2 million. Decreases in stock-based compensation expense is primarily attributable to the timing of annual grants where an annual grant was made in December 2022 and the next annual grant was not made until March 2024.
General and administrative expenses increased by $1.1 million, or 6.7%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase is primarily attributable to higher expense for professional services, higher general administrative costs, and higher salaries and wage expense partially offset by lower stock-based compensation expense. Increases in salary and wage expense reflect headcount expansions in our administrative support functions and merit and annual inflationary wage adjustment for existing employees. Stock-based compensation expense included in general and administrative expense was $4.0 million for the three months ended March 31, 2024, compared to $4.7 million for the three months ended March 31, 2023, a decrease of $0.7 million. Decreases in stock-based compensation expense is primarily attributable to the timing of annual grants where an annual grant was made in December 2022 and the next annual grant was not made until March 2024.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets for the three months ended March 31, 2024 was $2.2 million and remains consistent as compared to the three months ended March 31, 2023.
Interest and Other Non-Operating Income
Interest income increased by $0.7 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily as a result of higher interest rates and our purchases of marketable investment securities beginning in September of 2022.
Stock-Based Compensation Expense
Stock-based compensation expense, which is allocated among cost of sales, research and development expense and SG&A expense, totaled $12.7 million for the three months ended March 31, 2024, compared to $13.5 million for the three months ended March 31, 2023. The decrease is primarily due to the timing of annual grants where an annual grant was made in December 2022 and the next annual grant was not made until March 2024. We expect material increases in stock-based compensation expense in future periods, attributable to both existing awards outstanding and anticipated additional grants to our current and future employees. As of March 31, 2024, we had 638 employees, compared to 562 as of March 31, 2023. As of March 31, 2024, the total unrecognized stock-based compensation cost related to outstanding awards was $103.1 million, which is expected to be recognized over a weighted-average period of 2.5 years.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents, marketable investment securities, cash generated from the sale of our products and our line-of-credit under the 2024 Loan and Security Agreement (the “2024 LSA”). All of our marketable investment securities are considered investment grade, are readily available for use in current operations and have contractual maturities of one year or less. As of March 31, 2024 and December 31, 2023, we had marketable investment securities of $156.3 million and $144.3 million, respectively. As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $82.9 million and $98.8 million, respectively. As of March 31, 2024, we had a $25 million credit-line available under the 2024 LSA.
Since becoming a public company, our liquidity has been primarily derived from the revenue generated from the sale of our products, proceeds from our initial public offering of common stock on July 29, 2019 (the “IPO”), follow-on public offerings of common stock in June 2020 and December 2020. We believe that our existing cash and cash equivalents, marketable investment securities and anticipated cash generated from sales of our products will be sufficient to fund our operations for at least the next 12 months. However, we have based these estimates on assumptions that may prove to be wrong, and could result in us depleting our capital resources sooner than expected.
As mentioned above, we expect to use a portion of our cash and cash equivalents and marketable investment securities to further support and accelerate our research and development activities, including the clinical studies noted above in “Components of the Results of Operations—Research and Development.”
Material Cash Requirements
Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, clinical research and development services, laboratory operations, equipment and related supplies, legal and other regulatory expenses, general administrative costs and, from time to time, expansion of our laboratory and office facilities in support of our growth, such as the construction of our future corporate headquarters. We anticipate that a substantial portion of our cash requirements in the foreseeable future will relate to the further commercialization of our currently marketed products, the development of our future product candidates in our pipeline and the potential commercialization of these pipeline products, should their development be successful.
On July 10, 2023, following approval by our board of directors, we entered into a definitive agreement to purchase a plot of land located in Friendswood, Texas for a purchase price of $7.6 million, subject to certain adjustments, for the purpose of developing a commercial office building to be used as our future corporate headquarters. On February 9, 2024, we closed on the purchase of the land for cash consideration of $7.2 million.
In connection with our acquisition of AltheaDx, we agreed to pay contingent consideration of up $75.0 million, payable 50% in cash and 50% in common stock, based on the achievement of certain commercial milestones relating to the years ending December 31, 2022, 2023 and 2024. The portion of the AltheaDx Earnout Payments associated with the commercial milestones for the year ended December 31, 2023 was $37.5 million and was not paid since the applicable commercial milestones were not met. The AltheaDx Earnout Payments included a 2022 catch-up provision for additional payment of up to $17.5 million that expired in 2023. Therefore, as of March 31, 2024, we have a potential payment obligation of up to $20.0 million with respect to the remaining commercial milestones for 2024. The number of shares of our common stock that may be issued in connection with the commercial milestone payment for 2024 is subject to limitations.
Since our inception, we have generally incurred significant losses and negative operating cash flows. For the year ended December 31, 2023 we had a net loss of $57.5 million and an accumulated deficit of $218.4 million as of December 31, 2023. For the three months ended March 31, 2024, we had a net loss of $2.5 million and an accumulated deficit of $220.9 million as of March 31, 2024. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful commercialization of our currently marketed products and the products we plan to launch in the future as well as our spending on research and development activities. We expect to incur additional expenses and losses in the future as we invest in the commercialization of our existing products and the development and commercialization of our current pipeline products and future product candidates. Further, we expect that any acquisitions of businesses, products, assets or technologies will also increase our expenses. We believe that our existing cash and cash equivalents, marketable investment securities and anticipated cash generated from the sale of our commercial products will be sufficient to fund our operations for at least the next 12 months. We believe we will meet longer-term expected cash requirements and obligations through a combination of existing cash and cash equivalents, marketable investment securities and anticipated cash generated from sales of our products and issuances of equity securities or debt offerings. However, we have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. There are numerous risks and uncertainties associated with developing genomic tests, including, among others, the uncertainty of:
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
Long-Term Debt
We had no debt as of December 31, 2023. Our long-term debt as of March 31, 2024 is presented in the table below (in thousands):

March 31, 2024
(Unaudited)
Term debt	$10,200
Unamortized discount	(200)
Total long-term debt	10,000
Less: Current portion of long-term debt	—
Total	$10,000
2024 Loan and Security Agreement
On March 26, 2024 (the ‘‘Closing Date’’), we entered into the ‘2024 LSA, by and between the Company, its wholly owned subsidiary, Castle Narnia Real Estate Holding 1, LLC and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (the “Lender’’). The 2024 LSA provides for (i) on the Closing Date, $10.0 million aggregate principal amount of term loans (discussed in the ‘‘2024 Term Loan’’ section below), and (ii) from the Closing Date until March 31, 2025, an additional line of credit of $25.0 million with the same interest rate and maturity as the term debt available (discussed in the ‘‘2024 Credit Line’’ section below) at our option.
The obligations under the 2024 LSA are secured by substantially all of our assets, excluding intellectual property, the real property held by the Company, and are subject to certain other exceptions and limitations. We have the right to prepay the 2024 LSA in whole, subject to a prepayment fee of approximately 1.50% if paid prior to March 26, 2026. Amounts repaid under the 2024 LSA may not be reborrowed.
In addition, the 2024 LSA contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be liable for immediate repayment of all obligations under the 2024 LSA. Should we seek to amend the terms of the 2024 LSA, the consent of the Lender would be required. As of March 31, 2024, we were in compliance with this covenant.
The 2024 LSA bears interest at a floating rate equal to the greater of (a) the WSJ Prime Rate plus 0.25% or (b) 6.00% per annum. The Term Loans are interest only from the Closing Date through November 30, 2025, which may be extended at our option through November 30, 2026 as long as no event of default under the 2024 LSA has occurred. After the end of the interest only period, we are required to pay equal monthly installments of principal through the maturity date of November 1, 2028.
We are also obligated to make an additional final payment of 2.00% of the aggregate original principal amounts of Term Loans advanced by the Lender, due at the earlier of the maturity date or date the Term Loans are repaid in full.
2024 Term Loan
On March 26, 2024, we drew $10.0 million in Term Loans under the terms and provisions of the 2024 LSA. We are obligated to make a final payment of $200,000 under the terms of the 2024 LSA final payment provisions. A discount on debt equal to this obligation was recorded on the draw date and is being amortized as additional interest expense using the effective interest method over the term of the debt. As of March 31, 2024, the effective interest rate for all outstanding debt under the 2024 Term Loan was 9.03%.
2024 Credit Line
We have a $25.0 million line of credit under the terms and provisions of the 2024 LSA available from the Closing Date until March 31, 2025. Amounts repaid under the 2024 Credit Line may not be reborrowed. As of March 31, 2024, no draws had been made on the line of credit.
Leases
We have entered into various operating and finance leases, which are primarily associated with our laboratory facilities and office space.
Total undiscounted future minimum payment obligations under our operating leases and finance leases as of March 31, 2024 totaled approximately $23.8 million, of which $1.8 million is payable through the remainder of 2023 and $22.0 million is payable through the end of 2033. The leases expire on various dates through 2033 and provide certain options to renew for additional periods.
We expect our lease obligations may increase in the future as we expand our facilities, operations and headcount in support of the anticipated growth in our portfolio of commercial products and pipeline tests.
Cash Flows
The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Net cash used in operating activities	$(6,835)	$(25,439)
Net cash (used in) provided by investing activities	(19,701)	16,584
Net cash provided by financing activities	10,644	728
Net change in cash and cash equivalents	(15,892)	(8,127)
Cash and cash equivalents, beginning of period	98,841	122,948
Cash and cash equivalents, end of period	$82,949	$114,821

Operating Activities
Net cash used in operating activities was $6.8 million for the three months ended March 31, 2024, and was primarily attributable to decreases in accrued compensation of $14.2 million, increases in accounts receivable of $4.3 million, a net loss of $2.5 million, and increases in accretion of discounts on marketable investment securities of $1.7 million, partially offset by non-cash stock-based compensation expense of $12.7 million, depreciation and amortization of $3.3 million.
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
The $18.6 million decrease in net cash used in operating activities for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 is primarily due to increases in collections from customers attributable to higher net revenues partially offset by increases in operating expenditures. In part, the cash used during the three months ended March 31, 2024 reflects the payment of annual cash bonuses to our employees as well as certain health care benefit payments totaling $20.8 million, that are not expected to recur during the remainder of 2024. In comparison, we paid $17.7 million during the same period in 2023 towards annual cash bonuses and certain health care benefits.
Investing Activities
Net cash used in investing activities was $19.7 million for the three months ended March 31, 2024 and consisted primarily of purchases of marketable investment securities of $60.8 million and purchases of property and equipment of $9.2 million, partially offset by the maturity of marketable investment securities of $50.2 million. Net cash provided by investing activities was $16.6 million for the three months ended March 31, 2023 and consisted primarily of the maturity of marketable investment securities of $50.0 million, partially offset by purchases of marketable investment securities of $30.1 million and purchases of property and equipment of $3.3 million.
The $5.8 million increase in cash used for the purchase of property and equipment for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to our purchase of land for cash consideration of $7.2 million on February 9, 2024.
Financing Activities
Net cash provided by financing activities was $10.6 million for the three months ended March 31, 2024, and consisted primarily of $10.0 million of proceeds from issuance of long-term debt and $1.1 million of proceeds from contributions to our 2019 Employee Stock Purchase Plan (the “ESPP”), partially offset by the $0.5 million payment of employee taxes attributable to the vesting of Restricted Stock Units (“RSUs”).
Net cash provided by financing activities was $0.7 million for the three months ended March 31, 2023, and primarily consisted of $1.0 million in proceeds from contributions to the ESPP and $0.1 million in proceeds from the exercise of stock options, partially offset by the $0.3 million payment of employee taxes attributable to the vesting of RSUs.
Inflation
In 2021, the rate of inflation in the United States began to increase but has continued to subside since the second half of 2022. We do not believe that inflation has had a material impact on our financial results during the three months ended March 31, 2024. We are unable to predict if the rate of inflation will increase in future periods.
Critical Accounting Estimates
During the three months ended March 31, 2024, there were no significant changes to the information discussed under “Critical Accounting Estimates” included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates fluctuations. We had cash and cash equivalents of $82.9 million as of March 31, 2024, which include bank deposits and money market funds. We had marketable investment securities of $156.3 million as of March 31, 2024, which include U.S. government securities. Due to the nature of these instruments, we believe that we have no material exposure to interest rate risk.
We had long-term debt of $10.0 million as of March 31, 2024, consisting of an outstanding term loan which bears interest at a floating rate that fluctuates with the WSJ Prime Rate, subject to an interest rate floor of 6.00%.
A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
Inflation Risk
Our exposure to inflationary pressures is primarily in personnel and related costs. The extent of any future impacts from inflation on our business and our results of operations will be dependent upon how long the elevated inflation levels persist and if the rate of inflation were to further increase, neither of which we are able to predict. If elevated levels of inflation were to persist or if the rate of inflation were to accelerate, the purchasing power of our cash and cash equivalents may be eroded, our expenses could increase faster than anticipated and we may utilize our capital resources sooner than expected. Further, given the complexities of the reimbursement landscape in which we operate, our payors may be unwilling or unable to increase reimbursement rates to compensate for inflationary impacts.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in legal proceedings arising in the ordinary course of business. Legal proceedings, including litigation, government investigations and enforcement actions could result in material costs, occupy significant management resources and entail civil and criminal penalties, even if we ultimately prevail. On February 1, 2024, we received a Subpoena from the Department of Health and Human Services, Office of Inspector General, seeking documents and information concerning claims submitted for payment under federal healthcare programs. The Subpoena requested that we produce documents relating primarily to interactions with medical providers and billing to government-funded healthcare programs for our tests. The time period covered by the Subpoena is January 1, 2015 through February 1, 2024. We are continuing to cooperate with the government’s request and is in the process of responding to the Subpoena. We are unable to predict what action, if any, might be taken in the future by the Department of Health and Human Services, Office of Inspector General, or any other governmental authority as a result of the matters related to this Subpoena. No claims have been made against us at this time. This inquiry, and any potential resulting claim asserted against us, with or without merit, could be time-consuming, expensive to address and divert management’s attention and other resources. These claims also could subject us to significant liability for damages and harm our reputation. Our insurance and indemnities may not cover all claims that may be asserted against us. We are unable to predict the outcome and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 28, 2024, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2023 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2024 other than the updates to the risk factors or new risk factors set forth below. New risk factors that were not included in our Annual Report on Form 10-K for the year ended December 31, 2023 have been marked with an asterisk (*).
We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.
Risks Related to Our Financial Position
We may need to raise additional capital to fund our existing operations, commercialize new products or expand our operations.*
We believe our existing cash and cash equivalents, marketable investment securities and anticipated cash generated from sales of our products will be sufficient to fund our operations for at least the next 12 months. If our available cash and cash equivalents, marketable investment securities and anticipated cash generated from sales of our products are insufficient to satisfy our liquidity requirements including because of lower demand for our products, lower than currently expected rates of reimbursement from third-party payors or other risks described in this Annual Report on Form 10-K, we may finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. On March 26 2024 (the “Closing Date”), we entered into a loan and security agreement (the “2024 LSA”), by and between us, our wholly owned subsidiary, Castle Narnia Real Estate Holding 1, LLC and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (the “Lender”). The 2024 LSA provides for (i) on the Closing Date, $10.0 million aggregate principal amount of term loans, and (ii) from the Closing Date until March 31, 2025, an additional $25.0 million available at our option. We drew $10.0 million in Term Loans on the Closing Date. We expect to use the proceeds for the purpose of developing a commercial office building to be used as our future corporate headquarters, and the remainder for working capital and other general corporate purposes.
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

The terms of the Loan and Security Agreement place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our operating and financial flexibility.*
In March 2024, we entered into the 2024 LSA with the Lender, which provides for (i) on the Closing Date, $10.0 million aggregate principal amount of term loans, and (ii) from the Closing Date until March 31, 2025, an additional $25.0 million available at our option. The 2024 LSA includes customary affirmative and negative covenants, as well as standard events of default, including an event of default based on the occurrence of a material adverse event. The negative covenants include, among others, restrictions on us transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying cash dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. These restrictive covenants could limit our flexibility in operating our business and our ability to pursue business opportunities that we or our stockholders may consider beneficial. In addition, the Lender could declare a default upon the occurrence of any event that it interprets could have a material adverse effect, as defined in the 2024 LSA. Upon the occurrence and continuance of an event of default, the Lender may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the 2024 LSA. Any declaration by the Lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay these outstanding obligations at the time any event of default occurs. Further, if we raise any additional capital through debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.
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
Since the effective date of our registration statement through March 31, 2024, we have not used any of the net proceeds from the IPO. Pending such uses, we have invested, and plan to continue to invest, the balance of the net proceeds from the IPO in cash and cash equivalent securities or highly liquid investment securities.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On March 10, 2024, Tobin Juvenal, our Chief Commercial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 76,361 shares of our common stock plus any additional shares that remain unsold under his previous arrangement. The new trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is estimated to be from June 9, 2024 until December 31, 2024.
On March 15, 2024, Kristen Oelschlager, our Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 31,585 shares of our common stock. The new trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is estimated to be from July 1, 2024 until June 30, 2025.
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

10.1#
Loan and Security Agreement, dated March 26, 2024, by and among the Registrant and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 27, 2024.

10.2*#^	First Amendment to Lease Agreement, dated March 26, 2024 by and between the Registrant and ACA Concourse East Unit 3 LLC.
10.3*	Amended Participation Agreement, dated April 1, 2024, by and between the Company and Tobin Juvenal.
10.4*	Amended Participation Agreement, dated April 1, 2024, by and between the Company and Kristen Oelschlager.
10.5*	Amended Participation Agreement, dated April 2, 2024, by and between the Company and Derek Maetzold.
10.6*	Amended Participation Agreement, dated April 2, 2024, by and between the Company and Frank Stokes.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).
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

CASTLE BIOSCIENCES, INC.

Date:	May 2, 2024	By:	/s/ Derek J. Maetzold
Derek J. Maetzold President and Chief Executive Officer (Principal Executive Officer)

Date:	May 2, 2024	By:	/s/ Frank Stokes
Frank Stokes Chief Financial Officer (Principal Financial and Accounting Officer)