Form 10-Q
period 2024-06-30
CASTLE BIOSCIENCES INC
filed 2024-08-05
CIK 1447362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of July 29, 2024, there were 27,736,760 shares of common stock, $0.001 par value per share, issued and outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$85,572	$98,841
Marketable investment securities	174,116	144,258
Accounts receivable, net	45,988	38,302
Inventory	8,013	7,942
Prepaid expenses and other current assets	6,716	6,292
Total current assets	320,405	295,635
Long-term accounts receivable, net	1,125	1,191
Property and equipment, net	38,638	25,433
Operating lease assets	11,621	12,306
Goodwill and other intangible assets, net	112,840	117,335
Other assets – long-term	2,683	1,440
Total assets	$487,312	$453,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$9,540	$10,268
Accrued compensation	21,239	28,945
Operating lease liabilities	1,226	1,137
Other accrued and current liabilities	7,449	7,317
Total current liabilities	39,454	47,667
Long-term debt	10,008	—
Noncurrent operating lease liabilities	13,645	14,173
Noncurrent finance lease liabilities	312	25
Deferred tax liability	—	206
Total liabilities	63,419	62,071
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized as of June 30, 2024 and December 31, 2023; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 27,711,024 and 27,410,532 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	28	27
Additional paid-in capital	636,022	609,477
Accumulated deficit	(211,985)	(218,371)
Accumulated other comprehensive (loss) income	(172)	136
Total stockholders’ equity	423,893	391,269
Total liabilities and stockholders’ equity	$487,312	$453,340
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NET REVENUES	$87,002	$50,138	$159,976	$92,175
OPERATING EXPENSES
Cost of sales (exclusive of amortization of acquired intangible assets)	14,519	11,058	28,413	21,240
Research and development	14,136	13,308	27,945	27,701
Selling, general and administrative	51,088	44,681	99,583	91,443
Amortization of acquired intangible assets	2,247	2,248	4,494	4,470
Total operating expenses, net	81,990	71,295	160,435	144,854
Operating income (loss)	5,012	(21,157)	(459)	(52,679)
Interest income	3,144	2,399	6,140	4,735
Interest expense	(270)	(3)	(284)	(7)
Income (loss) before income taxes	7,886	(18,761)	5,397	(47,951)
Income tax (benefit) expense	(1,034)	16	(989)	30
Net income (loss)	$8,920	$(18,777)	$6,386	$(47,981)

Earnings (loss) per share:
Basic	$0.32	$(0.70)	$0.23	$(1.80)
Diluted	$0.31	$(0.70)	$0.22	$(1.80)

Weighted-average shares outstanding:
Basic	27,646	26,733	27,566	26,670
Diluted	28,738	26,733	28,542	26,670
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$8,920	$(18,777)	$6,386	$(47,981)
Other comprehensive (loss) income:
Net unrealized (loss) gain on marketable investment securities	(61)	(8)	(308)	237
Comprehensive income (loss)	$8,859	$(18,785)	$6,078	$(47,744)
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

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2024	—	$—	27,410,532	$27	$609,477	$(218,371)	$136	$391,269
Stock-based compensation expense	—	—	—	—	12,675	—	—	12,675
Exercise of common stock options	—	—	19,066	—	65	—	—	65
Issuance of common stock from vested restricted stock units and payment of employees’ taxes	—	—	44,830	—	(474)	—	—	(474)
Issuance of common stock under the employee stock purchase plan	—	—	111,241	1	1,707	—	—	1,708
Net unrealized loss on marketable investment securities	—	—	—	—	—	—	(247)	(247)
Net loss	—	—	—	—	—	(2,534)	—	(2,534)
BALANCE, MARCH 31, 2024	—	$—	27,585,669	$28	$623,450	$(220,905)	$(111)	$402,462
Stock-based compensation expense	—	—	—	—	13,179	—	—	13,179
Exercise of common stock options	—	—	1,779	—	8	—	—	8
Issuance of common stock from vested restricted stock units and payment of employees’ taxes	—	—	123,576	—	(615)	—	—	(615)
Net unrealized loss on marketable investment securities	—	—	—	—	—	—	(61)	(61)
Net income	—	—	—	—	—	8,920	—	8,920
BALANCE, JUNE 30, 2024	—	$—	27,711,024	$28	$636,022	$(211,985)	$(172)	$423,893

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$6,386	$(47,981)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,688	5,932
Stock-based compensation expense	25,854	26,374
Deferred income taxes	(1,542)	13
Accretion of discounts on marketable investment securities	(3,422)	(2,282)
Other	83	213
Change in operating assets and liabilities:
Accounts receivable	(7,620)	(7,978)
Prepaid expenses and other current assets	(294)	158
Inventory	(71)	(2,141)
Operating lease assets	678	(469)
Other assets	143	(80)
Accounts payable	(1,650)	3,071
Operating lease liabilities	(432)	958
Accrued compensation	(7,706)	(7,060)
Other accrued and current liabilities	68	2,047
Net cash provided by (used in) operating activities	17,163	(29,225)

INVESTING ACTIVITIES
Purchases of property and equipment	(14,381)	(7,373)
Proceeds from sale of property and equipment	7	8
Purchases of marketable investment securities	(113,194)	(86,438)
Proceeds from maturities of marketable investment securities	86,450	95,000
Net cash (used in) provided by investing activities	(41,118)	1,197

FINANCING ACTIVITIES
Proceeds from exercise of common stock options	73	184
Payment of employees’ taxes on vested restricted stock units	(1,089)	(848)
Proceeds from contributions to the employee stock purchase plan	1,749	1,688
Repayment of principal portion of finance lease liabilities	(47)	(70)
Proceeds from issuance of term debt	10,000	—
Net cash provided by financing activities	10,686	954

NET CHANGE IN CASH AND CASH EQUIVALENTS	(13,269)	(27,074)
Beginning of period	98,841	122,948
End of period	$85,572	$95,874
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2024	2023
DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued purchases of property and equipment	$2,148	$728
Operating lease assets obtained in exchange for lease obligations	$—	$485
Decrease in operating lease assets with corresponding change in lease liabilities	$(7)	$—
Finance lease assets obtained in exchange for lease obligations	$166	$—
Property and equipment acquired with tenant improvement allowance	$—	$1,236
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
We have a history of recurring net losses and negative cash flows and as of June 30, 2024, we had an accumulated deficit of $212.0 million. We believe our $85.6 million of cash and cash equivalents and $174.1 million of marketable investment securities as of June 30, 2024, and anticipated revenue from our test reports, will be sufficient to meet our cash requirements through at least the 12-month period following the date that these unaudited condensed consolidated financial statements were issued.
Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheet as of June 30, 2024; the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of stockholders’ equity, each for the three and six months ended June 30, 2024 and 2023; and the condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our consolidated financial position as of June 30, 2024, the results of our consolidated operations for the three and six months ended June 30, 2024 and 2023 and our consolidated cash flows for the six months ended June 30, 2024 and 2023. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2024 and 2023 are also unaudited. The results for the three and six months ended June 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. The balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the unaudited interim consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2024 (the “2023 Form 10-K”).
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
We accrue an allowance for credit losses against our accounts receivable based on management’s current estimate of amounts that will not be collected. Management’s estimates are typically based on historical loss information adjusted for current conditions. We generally do not perform evaluations of customers’ financial condition and generally do not require collateral. Historically, our credit losses have not been significant given our application of the constraint to variable consideration. The allowance for credit losses was zero as of June 30, 2024 and December 31, 2023. Adjustments for implicit price concessions attributable to variable consideration, as discussed below, are incorporated into the measurement of the accounts receivable balances and are not part of the allowance for credit losses.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally between five and ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the lease. Our leasehold improvements primarily relate to our office and laboratory facilities in Friendswood, Texas, Phoenix, Arizona and Pittsburgh, Pennsylvania, and are generally being depreciated through the end of the lease terms in 2025 and 2033, respectively. Maintenance and repairs are charged to expense as incurred, and material improvements are capitalized. Interest costs incurred during the construction of major capital projects are capitalized until the underlying asset is ready for its intended use, at which

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
point the capitalized interest costs are amortized using the straight-line method over the estimated useful life of the underlying asset. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheet and any resulting gain or loss is reflected in the consolidated statements of operations in the period realized.
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
Accrued Compensation
We accrue for liabilities under discretionary employee and executive bonus plans. Our estimated compensation liabilities are based on progress against corporate objectives approved by our board of directors, compensation levels of eligible individuals and target bonus percentage levels. Our board of directors reviews and evaluates the performance against these objectives and ultimately determines the actual achievement levels attained. We also accrue for liabilities under employee sales incentive bonus plans with accruals based on performance achieved to date compared to established targets. As of June 30, 2024 and December 31, 2023, we accrued approximately $12,573,000 and $21,706,000, respectively, for liabilities associated with these bonus plans. These amounts are classified as current or noncurrent accrued liabilities in the unaudited condensed consolidated balance sheets based on the expected timing of payment.
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
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) is made up of net income (loss) plus net

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
unrealized gain (loss) on marketable investment securities, which is our only other item of other comprehensive income (loss).
Accounting Pronouncements Yet to be Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact this update will have on our consolidated financial statements and disclosures.
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
In the absence of Medicare coverage, contractually established reimbursements rates or other coverage, we have concluded that our contracts include variable consideration because the amounts paid by Medicare or commercial health insurance carriers may be paid at less than our standard rates or not paid at all, with such differences considered implicit price concessions. Variable consideration attributable to these price concessions is measured at

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
the expected value using the ‘‘most likely amount’’ method under ASC 606. The amounts are estimated using historical average collection rates by test type and payor category taking into consideration the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as the judgment and actions of third parties. Such variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. Variable consideration may be constrained and excluded from the transaction price in situations where there is no contractually agreed upon reimbursement coverage or in the absence of a predictable pattern and history of collectability with a payor. Accordingly, in such situations revenues are recognized on the basis of actual cash collections. Variable consideration for Medicare claims that are not covered by Medicare, including those claims undergoing appeal, is deemed to be fully constrained due to factors outside our influence (e.g., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. Included in revenues for the three months ended June 30, 2024 and 2023 were $363,000 of net positive revenue adjustments and $88,000 of net negative revenue adjustments, respectively, associated with changes in estimated variable consideration. Included in revenues for the six months ended June 30, 2024 and 2023 were $959,000 of net positive and $1,705,000 of net negative revenue adjustments, respectively, associated with changes in estimated variable consideration. These amounts include (i) adjustments for actual collections versus estimated amounts and (ii) cash collections and the related recognition of revenue in current period for tests delivered in prior periods due to the release of the constraint on variable consideration.
Because our contracts with customers have an expected duration of one year or less, we have elected the practical expedient in ASC 606 to not disclose information about our remaining performance obligations. Any incremental costs to obtain contracts are recorded as selling, general and administrative expenses as incurred due to the short duration of our contracts. Contract balances consisted solely of accounts receivable (both current and noncurrent) as of June 30, 2024 and December 31, 2023.
Disaggregation of Revenues
The table below provides the disaggregation of revenue by type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Dermatologic(1)	$68,828	$43,030	$128,163	$78,941
Non-Dermatologic(2)	18,174	7,108	31,813	13,234
Total net revenues	$87,002	$50,138	$159,976	$92,175

(1)Consists of DecisionDx-Melanoma, DecisionDx-SCC and our Diagnostic Gene Expression Profile offering (MyPath Melanoma and DiffDx-Melanoma).
(2)Consists of TissueCypher Barrett’s Esophagus Test, DecisionDx-UM and IDgenetix.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Payor Concentration
We rely upon reimbursements from third-party government payors (primarily Medicare) and private-payor insurance companies to collect accounts receivable related to sales of our tests.
Our significant third-party payors and their related revenues as a percentage of total revenues and accounts receivable balances are as follows:

	Percentage of Revenues
	Six Months Ended June 30,		Percentage of Accounts Receivable (current) as of		Percentage of Accounts Receivable (noncurrent) as of
	2024	2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Medicare	48%	49%	23%	20%	*	*
Payor A	15%	14%	20%	19%	16%	15%
Payor B	*	*	*	10%	11%	11%

*    Less than 10%
There were no other third-party payors that individually accounted for more than 10% of our total revenue or accounts receivable for the periods shown in the table above.
4. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options, vesting of RSUs and PSUs or purchases under the ESPP. The treasury stock method is used to calculate the potential dilutive effect of these common stock equivalents. Contingently issuable PSU awards are included in the computation of diluted earnings (loss) per share when the applicable performance criteria would be met and the common shares would be issuable if the end of the reporting period were the end of the contingency period. However, potentially dilutive shares are excluded from the computation of diluted loss per share when their effect is antidilutive.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table shows the computation of basic and diluted earnings (loss) per share for the following three and six months ended June 30, 2024 and 2023 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$8,920	$(18,777)	$6,386	$(47,981)

Denominator:
Weighted-average common shares outstanding, basic	27,646	26,733	27,566	26,670
Assumed exercise of stock options	440	—	441	—
Assumed vesting of RSUs	546	—	427	—
Assumed vesting of PSUs	98	—	98	—
Assumed issuance of shares under the ESPP	8	—	10	—
Weighted-average common shares outstanding, diluted	28,738	26,733	28,542	26,670

Earnings (loss) per share:
Basic	$0.32	$(0.70)	$0.23	$(1.80)
Diluted	$0.31	$(0.70)	$0.22	$(1.80)

Due to the Company reporting a net loss attributable to common stockholders for the three and six months ended June 30, 2023, all potentially dilutive securities are antidilutive and are excluded from the computations of diluted loss per share.
The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in our calculation of diluted earnings (loss) per share for the three and six months ended June 30, 2024 and 2023 because to do so would be antidilutive. With regard to the PSUs, we assume that the associated performance targets will be met at the target level of performance for purposes of calculating diluted net income per common share until such time that it is probable that actual performance will be above or below target (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	2,487	3,326	2,493	3,357
RSUs and PSUs	892	3,562	877	3,589
ESPP	216	309	233	294
Total	3,595	7,197	3,603	7,240
In addition, in connection with our acquisition of AltheaDx, Inc. (“AltheaDx”) in April 2022, we may be required to issue shares of our common stock to satisfy the contingent consideration obligations, pending the outcome of certain commercial and regulatory milestones, as required by the definitive agreement to acquire AltheaDx. For purposes of calculating diluted earnings (loss) per share, no such shares were assumed to have been issued because none of the applicable conditions have been met to date. See Note 10 for additional information.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
5. Marketable Investment Securities
The following tables present our available-for-sale debt securities (in thousands):

	June 30, 2024
	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
U.S. government securities	$174,288	$5	$(177)	$174,116
Total	$174,288	$5	$(177)	$174,116

	December 31, 2023
	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
U.S. government securities	$144,122	$143	$(7)	$144,258
Total	$144,122	$143	$(7)	$144,258
Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. We classify all investments as current assets, as these are readily available for use in current operations. The cost of securities sold is determined based on the specific identification method for purposes of recording gains and losses.
There were no realized gains or losses on sales of investments for the three and six months ended June 30, 2024 and 2023.
We evaluated our investment portfolio under the available-for-sale debt securities impairment model guidance and determined our investment portfolio is comprised of low-risk, investment grade securities. As of June 30, 2024, unrealized losses on our available-for-sale investments are not attributed to credit risk. We believe that an allowance for credit losses is unnecessary because the unrealized losses on certain of our marketable investment securities are due to market factors. No credit-related or noncredit-related impairment losses were recorded for the three and six months ended June 30, 2024 and 2023. The allowance for credit losses was zero as of June 30, 2024 and December 31, 2023.
As of June 30, 2024, all of our available-for-sale debt securities had contractual maturities of one year or less. Accrued interest receivable is included in prepaid expenses and other current assets in our unaudited condensed consolidated balance sheets. As of June 30, 2024 and December 31, 2023, the accrued interest receivable balance was immaterial.
Additional information relating to the fair value of marketable investment securities can be found in Note 10.
6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Land(1)	$7,245	$—
Lab equipment(2)	19,364	16,472
Leasehold improvements	10,918	9,990
Computer equipment(3)	4,703	4,060
Furniture and fixtures	2,783	2,385
Construction-in-progress	3,895	637
Total	48,908	33,544
Less accumulated depreciation(2)(3)	(10,270)	(8,111)
Property and equipment, net	$38,638	$25,433

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

(1)On February 9, 2024, we purchased approximately 23 acres of land in Friendswood, Texas for purpose of developing a commercial office building to be used as our future corporate headquarters.
(2)As of June 30, 2024 and December 31, 2023, includes lab equipment under finance lease of $369 thousand and accumulated depreciation of $323 thousand and $278 thousand, respectively.
(3)As of June 30, 2024, includes computer equipment under finance lease of $166 thousand and accumulated depreciation of $3 thousand. As of December 31, 2023, includes no computer equipment under finance lease.
Depreciation expense was recorded in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of sales (exclusive of amortization of acquired intangible assets)	$637	$405	$1,292	$700
Research and development	85	83	169	162
Selling, general and administrative	379	304	733	600
Total	$1,101	$792	$2,194	$1,462
7. Goodwill and Other Intangible Assets, Net
Goodwill
The balance of our goodwill was $10.7 million as of June 30, 2024 and December 31, 2023. There were no accumulated impairments of goodwill as of June 30, 2024 or December 31, 2023.
Other Intangible Assets, Net
Our other intangible assets, net consist of the following (in thousands):

	June 30, 2024
	Gross carrying value	Accumulated amortization	Net	Weighted-Average Remaining Life (in years)
Developed technology	$125,317	$(23,441)	$101,876	11.7
Assembled workforce	563	(290)	273	2.4
Total other intangible assets, net	$125,880	$(23,731)	$102,149

	December 31, 2023
	Gross carrying value	Accumulated amortization	Net	Weighted-Average Remaining Life (in years)
Developed technology	$125,317	$(19,003)	$106,314	12.2
Assembled workforce	563	(234)	329	2.9
Total other intangible assets, net	$125,880	$(19,237)	$106,643
Amortization expense of intangible assets was $2.2 million and $4.5 million for the three and six months ended June 30, 2024, respectively, and $2.2 million and $4.5 million for the three and six months ended June 30, 2023, respectively.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
8. Other Accrued and Current Liabilities
Other accrued and current liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Clinical studies	$2,947	$3,475
Accrued service fees	2,610	2,097
ESPP contributions	937	896
Other	955	849
Total	$7,449	$7,317
9. Long-Term Debt
We had no debt as of December 31, 2023. Our long-term debt as of June 30, 2024 is presented in the table below (in thousands):

June 30, 2024
Term debt	$10,200
Unamortized discount	(192)
Total long-term debt	10,008
Less: Current portion of long-term debt	—
Total	$10,008
Borrowings under our 2024 LSA approximate their fair value as the interest rate is variable and reflects market rates (Level 2 instrument). As of June 30, 2024, the carrying amount of borrowings under our 2024 LSA, exclusive of unamortized discount, and their estimated fair value were $10.2 million.
Future maturities of principal amounts on long-term debt as of June 30, 2024 are as follows (in thousands):

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
In addition, the 2024 LSA contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be liable for immediate repayment of all obligations under the 2024 LSA. Should

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
we seek to amend the terms of the 2024 LSA, the consent of the Lender would be required. As of June 30, 2024, we were in compliance with all of the covenants.
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
2024 Term Loan
On March 26, 2024, we drew $10.0 million in Term Loans under the terms and provisions of the 2024 LSA. We are obligated to make a final payment of $200,000 under the terms of the 2024 LSA final payment provisions. A discount on debt equal to this obligation was recorded on the draw date and is being amortized as additional interest expense using the effective interest method over the term of the debt. As of June 30, 2024, no payment on principal has been made. As of June 30, 2024, the effective interest rate for all outstanding debt under the 2024 Term Loan was 9.03%.
2024 Credit Line
We have a $25.0 million line of credit under the terms and provisions of the 2024 LSA available from the Closing Date until March 31, 2025. Amounts repaid under the 2024 Credit Line may not be reborrowed. As of June 30, 2024, no draws had been made on the line of credit.
Interest Expense on Long-Term Debt
The table below shows the components of interest expense for the three and six months ended June 30, 2024 (in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Interest expense on long term debt	$228	$241
Less: Capitalized interest	(12)	(12)
Total	$216	$229
There was no interest expense on long term debt or capitalized interest for the three and six months ended June 30, 2023.
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

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The table below provides information, by level within the fair value hierarchy, of our financial assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (in thousands):

	As of June 30, 2024
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds(1)	$80,525	$—	$—	$80,525
U.S. government securities(2)	$174,116	$—	$—	$174,116
Liabilities
Contingent consideration(3)	$—	$—	$—	$—

	As of December 31, 2023
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds(1)	$89,308	$—	$—	$89,308
U.S. government securities(2)	$144,258	$—	$—	$144,258
Liabilities
Contingent consideration(3)	$—	$—	$—	$—

(1)Classified as “Cash and cash equivalents” in the unaudited condensed consolidated balance sheets.
(2)Classified as “Marketable investment securities” in the unaudited condensed consolidated balance sheets.
(3)Current portion, if any, classified as “Other accrued and current liabilities” in the unaudited condensed consolidated balance sheets.
Contingent Consideration
In connection with our acquisition of AltheaDx, we agreed to pay contingent consideration of up to $75.0 million of commercial milestone payments based on the achievement of certain net revenue targets relating to the years ending December 31, 2022, 2023 and 2024 (“AltheaDx Earnout Payments”). The portion of the AltheaDx Earnout Payments associated with the commercial milestones for the year ended December 31, 2023 was $37.5 million and was not paid since the applicable commercial milestones were not met. The AltheaDx Earnout Payments included a 2022 catch-up provision for additional payment of up to $17.5 million that expired in 2023. Therefore, as of June 30, 2024, we have a potential payment obligation of up to $20.0 million with respect to the remaining commercial milestones for 2024. If the settlement of the remaining portion of the AltheaDx Earnout Payments would have occurred on June 30, 2024, no amounts would have been due because no commercial milestones had been achieved as of such date.
The contingent consideration was classified as a Level 3 fair value measurement due to the use of significant unobservable inputs and a Monte Carlo simulation to determine its fair value. The Monte Carlo simulation uses projections of the commercial milestones for the applicable period as well as the corresponding targets and approximate timing of payment based on the terms of the arrangement. The valuation of the AltheaDx contingent consideration was zero as of June 30, 2024 and December 31, 2023, and no gains or losses were recorded associated with changes in fair value during the three and six months ended June 30, 2024 and 2023.
The contingent consideration liability is remeasured at fair value at each reporting period taking into account any updated assumptions or changes in circumstances. Any changes in the fair value are recorded as gains or losses in our unaudited condensed consolidated statement of operations.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
11. Commitments and Contingencies
From time to time, we may be involved in legal proceedings arising in the ordinary course of business. We believe there is no threatened litigation or litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows. On February 1, 2024, we received a Subpoena from the Department of Health and Human Services, Office of Inspector General, seeking documents and information concerning claims submitted for payment under federal healthcare programs. The Subpoena requested that we produce documents relating primarily to interactions with medical providers and billing to government-funded healthcare programs for our tests. The time period covered by the Subpoena is January 1, 2015 through February 1, 2024. We are continuing to cooperate with the government’s request and are in the process of responding to the Subpoena. We are unable to predict what action, if any, might be taken in the future by the Department of Health and Human Services, Office of Inspector General, or any other governmental authority as a result of the matters related to this Subpoena. No claims have been made against us at this time. Any potential claims could subject us to significant liability for damages and harm our reputation. Our insurance and indemnities may not cover all claims that may be asserted against us. We are unable to predict the outcome and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.
12. Stock Incentive Plans and Stock-Based Compensation
Stock Incentive Plans
Effective January 1, 2024, an additional 1,370,526 shares became available under our 2019 Equity Incentive Plan (the “2019 Plan”) pursuant to an automatic annual increase. The 2019 Plan provides for automatic annual increases to the number of shares authorized for issuance, equal to 5% of our common shares outstanding as of the immediately preceding year end, through January 1, 2029. As of June 30, 2024, 353,485 shares remained available for grant under the 2019 Plan.
On December 22, 2022, our board of directors approved the 2022 Inducement Plan (the “Inducement Plan”). Our Inducement Plan provides for the grant of RSU awards and other stock awards made as an inducement material to the grantee’s entering into employment with us to the extent such grantee was not previously an employee of ours or is entering into employment following a bona fide period of non-employment with us. As of June 30, 2024, there were 292,473 shares available for grant under the Inducement Plan.
Stock Options
Stock option activity under our stock plans for the six months ended June 30, 2024 is set forth below:

		Weighted-Average
	Stock Options Outstanding	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2023	3,208,979	$35.38
Granted	—	$—
Exercised	(20,845)	$3.51
Forfeited/Cancelled	(25,758)	$41.19
Balance as of June 30, 2024	3,162,376	$35.55	6.0	$9,011
Exercisable at June 30, 2024	2,798,447	$34.29	5.9	$8,987
Restricted Stock Units
RSUs represent the right to receive shares of our common stock at a specified future date, subject to vesting. Our RSUs generally vest annually from the grant date in four equal installments subject to the holder’s continued service with us. We issue new shares of common stock upon the vesting of RSUs.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table summarizes our RSU activity for the six months ended June 30, 2024:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2023	2,805,075	$25.48
Granted	1,485,191	$21.44
Vested(1)	(219,925)	$24.60
Forfeited/Cancelled	(76,466)	$21.16
Balance as of June 30, 2024	3,993,875	$24.11

(1)The aggregate number of shares withheld upon vesting for employee tax obligations was 51,519 for the six months ended June 30, 2024.
Performance-Based Restricted Stock Units
PSUs represent the right to receive shares of our common stock contingent upon the achievement of certain financial performance measures. We issue new shares of common stock upon the vesting of PSUs.
The following table summarizes our PSU activity for the six months ended June 30, 2024:

	Performance-Based Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2023	196,033	$23.23
Granted	177,513	$21.23
Vested	—	$—
Forfeited/Cancelled	—	$—
Balance as of June 30, 2024	373,546	$22.28
Retirement Policy
In January 2023, our board of directors approved a retirement policy (the “Retirement Policy”) that provides for acceleration of a portion of unvested awards that were granted to certain eligible employees upon meeting age, service and notice requirements. We considered the adoption of the Retirement Policy to be a modification of existing awards under ASC Topic 718, Compensation – Stock Compensation. The modification did not result in any incremental compensation cost. However, the adoption of the policy resulted in a new estimate of the requisite service period for certain awards, which we reassess at each balance sheet date. In connection with the Retirement Policy, we accelerated the recognition of compensation expense of $0.4 million and $0.4 million during the three months ended June 30, 2024 and 2023, respectively, and accelerated the recognition of compensation expense of $0.6 million and $1.1 million for the six months ended June 30, 2024 and 2023, respectively.
Employee Stock Purchase Plan
The ESPP provides for certain automatic increases in the number of shares of common stock reserved for issuance, which resulted in an additional 274,105 shares becoming available under the ESPP effective January 1, 2024. During the six months ended June 30, 2024, we issued 111,241 shares of common stock pursuant to scheduled purchases under the ESPP. As of June 30, 2024, 1,103,127 shares remained available for issuance under the ESPP.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Determining Fair Value - Summary of Assumptions
We use the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or any other measurement date. The following table sets forth the assumptions used to determine the fair value of stock options:

	Six Months Ended June 30,
	2024	2023
Average expected term (years)	N/A	5.0
Expected stock price volatility	N/A	75.75% - 76.01%
Risk-free interest rate	N/A	3.57% - 3.57%
Dividend yield	N/A	—%
The following table sets forth assumptions used to determine the fair value of the purchase rights issued under the ESPP:

	Six Months Ended June 30,
	2024	2023
Average expected term (years)	1.3	1.3
Expected stock price volatility	72.04% - 130.95%	72.80% - 82.61%
Risk-free interest rate	4.43% - 5.33%	4.77% - 5.07%
Dividend yield	—%	—%
We use the closing price of our common stock on the date of grant to determine the fair value of RSUs and PSUs.
Stock-Based Compensation Expense
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of sales (exclusive of amortization of acquired intangible assets)	$1,401	$1,202	$2,715	$2,474
Research and development	2,637	2,486	5,266	5,073
Selling, general and administrative	9,141	9,161	17,873	18,827
Total stock-based compensation expense	$13,179	$12,849	$25,854	$26,374
For the six months ended June 30, 2023, the weighted-average grant date fair value of stock options granted was $15.99 per option. There were no stock options granted for the same period in 2024. For the six months ended June 30, 2024 and 2023, the weighted-average grant date fair value of the purchase rights granted under the ESPP was $11.17 and $11.00 per share, respectively. As of June 30, 2024, the total unrecognized stock-based compensation cost related to outstanding awards was $94,633,000, which is expected to be recognized over a weighted-average period of 2.4 years. The total unrecognized compensation cost will be adjusted for forfeitures in future periods as they occur.
13. Income Taxes
Our effective income tax rate was (13.1)% and (18.3)% for the three and six months ended June 30, 2024, respectively. Our effective income tax rate was immaterial for the three and six months ended June 30, 2023, respectively.
The effective rate for the three and six months ended June 30, 2024 and 2023 differed from our federal statutory rate of 21% primarily due to the tax impact from the valuation allowance for current year activity, state income taxes and the non-deductibility of other permanent items.

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
All five of our MAAA tests have been granted Advanced Diagnostic Laboratory Test (“ADLT”) status by the Centers for Medicare & Medicaid Services (“CMS”) which means each test has demonstrated that (i) when combined with an empirically derived algorithm, it yields a result that predicts the probability a specific individual patient will develop a certain condition or conditions, or will respond to a particular therapy or therapies; and (ii) it provides new clinical diagnostic information that cannot be obtained from any other test or combination of tests. We believe this designation not only demonstrates our focus on developing and validating innovative tests but also enables our Medicare reimbursement rate to be set, over the long term, by the median private payor rate, which we believe provides a fair exchange of value. Further information about Medicare coverage and ADLT status with respect to each of our tests is set forth below.
Test Overview
Our Dermatologic Tests
DecisionDx-Melanoma is our proprietary risk stratification gene expression profile (“GEP”) test that is designed to predict the risk of metastasis or recurrence for patients diagnosed with invasive CM. In a typical year, we estimate approximately 130,000 patients are diagnosed with invasive CM in the United States, representing an estimated U.S. total addressable market (“TAM”) of approximately $540 million. We estimate that approximately 50% of patients diagnosed with CM are 65 years of age or older.
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
Our Gastroenterology Test
TissueCypher is our proprietary risk stratification spatial omics test designed to predict future development of high-grade dysplasia and/or esophageal cancer in patients with non-dysplastic, indefinite dysplasia or low-grade dysplasia BE. We estimate a U.S. TAM of approximately $1 billion.
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
During the six months ended June 30, 2024, we further expanded our sales and marketing team for our TissueCypher test. We will continue to assess market response in determining further commercial expansions and commercial team structure.
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
MyPath Melanoma was approved as a “new ADLT” in September 2019. The rate for our MyPath Melanoma test is set annually based upon the median private payor rate for the first half of the second preceding calendar year. Our 2023 rate was set at $1,755 per test, based on data submitted by the predecessor owner of the Myriad MyPath Laboratory relating to the first half of 2021. Our 2024 rate is set at $1,950 per test.
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
Palmetto’s MolDX program oversees MAAA tests that are reported from our Phoenix laboratory and Noridian is the MAC responsible for administering claims for test reports issued by our Phoenix laboratory. On June 8, 2023, both Palmetto and Noridian posted a preliminary draft LCD recommending no coverage for DecisionDx-SCC. The comment period for the draft LCDs ended on July 22, 2023. On July 4, 2024, the LCD was finalized as proposed with a future effective date of August 18, 2024.

DecisionDx-SCC was reimbursed at a rate of $3,873 per test under a PLA code from second quarter of 2022 through June 30, 2023 when CMS determined DecisionDx-SCC meets the criteria for “new ADLT” status. Effective July 1, 2023 and through March 31, 2024, CMS set the initial period rate equal to the list price of $8,500 per test. Effective April 1, 2024 and through December 31, 2025, the published CLFS rate for DecisionDx-SCC will be based on the median private payor rates received between July 1, 2023 and November 30, 2023. We submitted the median private payor data to CMS during the data reporting period in December 2023. Effective April 1, 2024, the updated CLFS rate will continue at $8,500 through December 31, 2025. Future rates will be set annually based upon the median private payor rate for the first half of the second preceding calendar year. ADLT status determines the process by which the rate is set and is not an indication of Medicare coverage.
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
Government Regulation and Oversight of Laboratory Developed Tests
On April 29, 2024, the U.S. Food and Drug Administration (“FDA”) published a final rule on the regulation of Laboratory Developed Tests (“LDTs”) which amends the FDA's regulations to make explicit that LDT's are devices under the Federal Food, Drug, and Cosmetic Act (“FD&C Act”). The FDA issued a policy to phase out, over the course of four years, its general enforcement discretion approach to LDTs and also issued targeted enforcement discretion policies for certain categories of LDTs. The FDA is continuing enforcement discretion for currently marketed tests offered as LDTs (that were first marketed before May 6, 2024) that are approved by the New York State Department of Health Clinical Laboratory Evaluation Program (“NYS CLEP”). Our proprietary tests, outlined above, are all NYS CLEP approved. We believe this final ruling will have no material impact on our existing test offerings given all of our tests were marketed before May 6, 2024.
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

The number of test reports delivered by us during the six months ended June 30, 2024 and 2023 and for the year ended December 31, 2023 are presented in the table below:

	Proprietary Dermatologic GEP Tests
	DecisionDx- Melanoma	DecisionDx-SCC	Diagnostic GEP offering (1)	Dermatologic Total	DecisionDx-UM	TissueCypher(2)	IDgenetix	Grand Total
Q1 2024	8,384	3,577	998	12,959	422	3,429	4,078	20,888
Q2 2024	9,585	4,277	1,099	14,961	456	4,782	4,903	25,102
For the six months ended June 30, 2024	17,969	7,854	2,097	27,920	878	8,211	8,981	45,990

Q1 2023	7,583	2,411	980	10,974	409	1,383	2,150	14,916
Q2 2023	8,597	2,681	953	12,231	461	1,447	2,681	16,820
For the six months ended June 30, 2023	16,180	5,092	1,933	23,205	870	2,830	4,831	31,736
Q3 2023	8,559	2,820	1,011	12,390	399	2,829	2,791	18,409
Q4 2023	8,591	3,530	1,018	13,139	405	3,441	3,299	20,284
For year ended December 31, 2023	33,330	11,442	3,962	48,734	1,674	9,100	10,921	70,429

(1)Includes MyPath Melanoma and DiffDx-Melanoma. We offered both MyPath Melanoma and DiffDx-Melanoma under our Diagnostic GEP offering until February 2023 when we suspended the offering of DiffDx-Melanoma, as discussed above.
(2)We temporarily paused accepting additional orders in July 2023 and resumed accepting new orders in a phased approach in September 2023. We completed processing of our pre-existing backlog orders in October 2023 and continue to accept new orders as of June 30, 2024.
For the three and six months ended June 30, 2024, our test report volume increased by 49.2% and 44.9%, respectively, compared to the same period in 2023. Our dermatologic test report volume increased by 22% and 20.3% for the three and six months ended June 30, 2024, respectively, compared to the prior period in 2023, largely driven by continued growth from our DecisionDx-Melanoma and DecisionDx-SCC tests. Increases from our other tests (non-dermatologic), primarily IDgenetix and TissueCypher, also contributed to the overall volume increase. For a discussion of how we recognize revenue derived from our tests, refer to “Net Revenues” under “Components of Results of Operations” below.
In developing our DecisionDx-SCC test, we believed that in addition to addressing significant unmet clinical needs, we would see opportunities for leverage, as many of the clinicians currently ordering DecisionDx-Melanoma would likely be the same clinicians who would find value in our DecisionDx-SCC test. For example, we found that during the six months ended June 30, 2024, approximately 68% of all clinicians ordering DecisionDx-SCC had also ordered our DecisionDx-Melanoma test during that same period.
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
Our Financial Results
Our net income may fluctuate significantly from period to period, depending on the timing of our planned development activities, the growth of our sales and marketing activities and the timing of revenue recognition under ASC 606. We expect our expenses will increase substantially over time as we:
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
Our ability to increase our revenues will depend on our ability to further penetrate our target markets, and, in particular, generate sales through our direct sales force, maintain Medicare coverage for our currently marketed products, develop and commercialize additional tests, including through acquisitions, obtain reimbursement from additional third-party payors and increase our reimbursement rate for tests performed.
Cost of Sales (exclusive of amortization of acquired intangible assets)
The components of our cost of sales are material and service costs associated with testing samples, personnel costs (including salaries, bonuses, benefits and stock-based compensation expense), electronic medical record set up costs, order and delivery systems, shipping charges to transport samples, third-party test fees, and allocated overhead including rent, information technology costs, equipment and facilities depreciation and utilities. Costs associated with testing samples are recorded when the test is processed regardless of whether and when revenues are recognized with respect to that test. As a result, our cost of sales as a percentage of revenues may vary significantly from period to period because we do not recognize all revenues in the period in which the associated costs are incurred. We expect cost of sales in absolute dollars to increase as the number of tests we perform increases. Additionally, we expect cost of sales to increase with the expansion of laboratory capacity and staffing in advance of the anticipated growth of our more recently launched tests and tests acquired through acquisitions. For example, we commenced operations in a newly expanded laboratory facility in Pittsburgh, Pennsylvania in the second quarter of 2023 and expect to operate additional lab space in Pittsburgh by end of 2024.
Gross margin and gross margin percentage are key indicators we use to assess our business. See the table in “Results of Operations—Comparison of the Three Months Ended June 30, 2024 and 2023” and “Results of Operations—Comparison of the Six Months Ended June 30, 2024 and 2023” for details.
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
We expect to use a portion of our cash and cash equivalents and marketable investment securities to further support and accelerate our research and development activities, including important studies that are underway to support our DecisionDx-Melanoma test. For instance, in February 2023, we announced the publication of data from the DECIDE study presenting DecisionDx-Melanoma test results influenced 85% of clinicians’ decisions regarding the SLNB surgical procedure. Additionally, use of the tests’ results within current guideline recommendations led to a significant reduction in SLNB procedures performed, demonstrating the clinical value of the test to guide risk-aligned patient care. Also, in 2021, we initiated our large prospective, multi-center clinical study to develop, validate and bring to market a pipeline genomic test, or tests, aimed at predicting response to systemic therapy in patients with moderate to severe psoriasis, atopic dermatitis and related inflammatory skin conditions. As of June 30, 2024, there were more than 41 active clinical study sites and over 1,100 patients enrolled in this study. Assuming we are successful in validating a genomic test, or tests, for one or more of these uses, then we expect to launch this pipeline test by the end of 2025.
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
Interest Expense
Interest expense is primarily attributable to long-term debt and finance leases.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2024	2023
	(unaudited)
Net revenues	$87,002	$50,138	$36,864	73.5%
Operating expenses
Cost of sales (exclusive of amortization of acquired intangible assets)	14,519	11,058	3,461	31.3%
Research and development	14,136	13,308	828	6.2%
Selling, general and administrative	51,088	44,681	6,407	14.3%
Amortization of acquired intangible assets	2,247	2,248	(1)	—%
Total operating expenses, net	81,990	71,295	10,695	15.0%
Operating income (loss)	5,012	(21,157)	26,169	123.7%
Interest income	3,144	2,399	745	31.1%
Interest expense	(270)	(3)	(267)	NM
Income (loss) before income taxes	7,886	(18,761)	26,647	142.0%
Income tax (benefit) expense	(1,034)	16	(1,050)	NM
Net income (loss)	$8,920	$(18,777)	$27,697	147.5%

NM = Not meaningful

The following table indicates the amount of stock-based compensation expense (non-cash) reflected in the line items above (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
	(unaudited)
Cost of sales (exclusive of amortization of acquired intangible assets)	$1,401	$1,202	$199
Research and development	2,637	2,486	151
Selling, general and administrative	9,141	9,161	(20)
Total stock-based compensation expense	$13,179	$12,849	$330
The following table provides a disaggregation of net revenues by type (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
	(unaudited)
Dermatologic(1)	$68,828	$43,030	$25,798
Non-Dermatologic(2)	18,174	7,108	11,066
Total net revenues	$87,002	$50,138	$36,864

(1)Consists of DecisionDx-Melanoma, DecisionDx-SCC and our Diagnostic GEP offering.
(2)Consists of TissueCypher, DecisionDx-UM and IDgenetix.

The following table presents the calculation of gross margin (in thousands, except percentages):

	Three Months Ended June 30,
	2024	2023	Change
	(unaudited)
Net revenues	$87,002	$50,138	$36,864
Less: Cost of sales (exclusive of amortization of acquired intangible assets)	14,519	11,058	3,461
Less: Amortization of acquired intangible assets	2,247	2,248	(1)
Gross margin	$70,236	$36,832	$33,404
Gross margin percentage	80.7%	73.5%	7.2%
Net Revenues
Net revenues for the three months ended June 30, 2024 increased by $36.9 million, or 73.5%, to $87.0 million compared to the three months ended June 30, 2023, due to a $25.8 million increase in revenue from our dermatologic tests and a $11.1 million increase in revenue from our non-dermatologic tests.
The increase from our dermatologic tests of $25.8 million was primarily due to a higher average selling price for DecisionDx-SCC tests, where we began receiving Medicare reimbursement at a higher rate beginning in July 2023, as well as increases in test report volume of 59.5% for DecisionDx-SCC and 11.5% for DecisionDx-Melanoma.
The increase in revenue from our non-dermatologic tests of $11.1 million was primarily attributable to our TissueCypher test, due to higher test report volume and a higher average selling price. Our IDgenetix test also contributed to the increase in non-dermatologic revenues during the period due to higher test report volume and a higher average selling price. Net revenue from our non-dermatologic tests as a percentage of total net revenue increased from 14.2% for the three months ended June 30, 2023 to 20.9% for the three months ended June 30, 2024.
Contributing to the increases in total net revenues was the effect of variations in revenue adjustments related to tests delivered in previous periods, associated with changes in estimated variable consideration, which were $0.4 million of net positive revenue adjustments for the three months ended June 30, 2024, compared to $0.1 million of net negative revenue adjustments for the three months ended June 30, 2023. These amounts include (i) adjustments for actual collections versus estimated amounts and (ii) cash collections and the related recognition of revenue in current period for tests delivered in prior periods due to the release of the constraint on variable consideration.
Cost of Sales (exclusive of amortization of acquired intangible assets)
Cost of sales (exclusive of amortization of acquired intangible assets) for the three months ended June 30, 2024 increased by $3.5 million, or 31.3%, compared to the three months ended June 30, 2023, primarily due to higher personnel costs and increased expenditures on supplies. The increase in personnel costs primarily consists of higher salaries and wages, bonuses, stock-based compensation, and employee benefits, reflecting headcount additions made to support business growth as well as merit and annual inflationary wage adjustment for existing employees. Supply and service expenses increased largely due to our higher test volumes.
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
Gross Margin
Our gross margin percentage was 80.7% for the three months ended June 30, 2024, compared to 73.5% for the same period in 2023. The increase was primarily due to higher revenues which were attributable to increases in both test report volumes and average selling prices, partially offset by higher personnel costs and higher supplies expenditures, both of which have increased due to our expanded laboratory capacity and higher test report volumes.

Research and Development
Research and development expenses decreased by $0.8 million, or 6.2%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase is primarily due to higher personnel costs and clinical studies. Higher personnel costs are primarily a result of higher salaries and wages, bonuses, and stock-based compensation expenses all of which increased due to headcount expansions as well as merit and annual inflationary wage adjustment for existing employees. The higher personnel costs and clinical studies expenses were partially offset by lower general administration expenses across the department and advisory board.
We expect research and development expense to increase as we continue to invest in ongoing pipeline initiatives as well as seek opportunities to branch out upstream, downstream and parallel to our existing commercial tests, within or adjacent to our established dermatology commercial call points.
Selling, General and Administrative
The following table provides a breakdown of SG&A expenses (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
	(unaudited)
Sales and marketing	$32,675	$28,252	$4,423
General and administrative	18,413	16,429	1,984
Total selling, general and administrative expense	$51,088	$44,681	$6,407
Sales and marketing expenses increased by $4.4 million, or 15.7%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase is primarily due to higher personnel costs and marketing expenses associated with travel, training events and speaker conferences. Increases in personnel costs reflect headcount expansions as well as merit and annual inflationary wage adjustment for existing employees. Stock-based compensation expense included in sales and marketing was $4.8 million for the three months ended June 30, 2024, compared to $4.7 million for the three months ended June 30, 2023.
General and administrative expenses increased by $2.0 million, or 12.1%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase is primarily attributable to higher personnel costs (including expenses for salaries, bonuses, and benefits), reflecting headcount expansions in our administrative support functions as well as merit and annual inflationary wage adjustment for existing employees, and to a lesser extent, higher expenses for professional services, subscriptions and licensing. Stock-based compensation expense included in general and administrative expense was $4.4 million for the three months ended June 30, 2024, compared to $4.5 million for the three months ended June 30, 2023.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets for the three months ended June 30, 2024 was $2.2 million and remains consistent as compared to the three months ended June 30, 2023.
Interest Income
Interest income increased by $0.7 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily as a result of higher average balances of marketable investment securities and slightly higher interest rates.
Interest Expense
Interest expense increased by $0.3 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to interest incurred on our long-term debt where we had no debt outstanding during the comparative period.
Income Tax (Benefit) Expense
Income tax benefit was $1.0 million for the three months ended June 30, 2024 and was due to changes in our valuation allowance, state income taxes and the non-deductibility of other permanent items. We recorded a minimal amount in income tax expense for the three months ended June 30, 2023.

Stock-Based Compensation Expense
Stock-based compensation expense, which is allocated among cost of sales, research and development expense and SG&A expense, totaled $13.2 million for the three months ended June 30, 2024, compared to $12.8 million for the three months ended June 30, 2023. The increase is primarily due to our annual grant of equity awards in March 2024. We expect material increases in stock-based compensation expense in future periods, attributable to both existing awards outstanding and anticipated additional grants to our current and future employees. As of June 30, 2024, we had 703 employees, compared to 582 as of June 30, 2023. As of June 30, 2024, the total unrecognized stock-based compensation cost related to outstanding awards was $94.6 million, which is expected to be recognized over a weighted-average period of 2.4 years.
Comparison of the Six Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,		Change
	2024	2023
	(unaudited)
Net revenues	$159,976	$92,175	$67,801	73.6%
Operating expenses
Cost of sales (exclusive of amortization of acquired intangible assets)	28,413	21,240	7,173	33.8%
Research and development	27,945	27,701	244	0.9%
Selling, general and administrative	99,583	91,443	8,140	8.9%
Amortization of acquired intangible assets	4,494	4,470	24	0.5%
Total operating expenses, net	160,435	144,854	15,581	10.8%
Operating loss	(459)	(52,679)	52,220	99.1%
Interest income	6,140	4,735	1,405	29.7%
Interest expense	(284)	(7)	(277)	NM
Income (loss) before income taxes	5,397	(47,951)	53,348	111.3%
Income tax (benefit) expense	(989)	30	(1,019)	NM
Net income (loss)	$6,386	$(47,981)	$54,367	113.3%

NM = Not meaningful

The following table indicates the amount of stock-based compensation expense (non-cash) reflected in the line items above (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
	(unaudited)
Cost of sales (exclusive of amortization of acquired intangible assets)	$2,715	$2,474	$241
Research and development	5,266	5,073	193
Selling, general and administrative	17,873	18,827	(954)
Total stock-based compensation expense	$25,854	$26,374	$(520)

The following table provides a disaggregation of net revenues by type (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
	(unaudited)
Dermatologic(1)	$128,163	$78,941	$49,222
Non-Dermatologic(2)	31,813	13,234	18,579
Total net revenues	$159,976	$92,175	$67,801

(1)Consists of DecisionDx-Melanoma, DecisionDx-SCC and our Diagnostic GEP offering.
(2)Consists of TissueCypher, DecisionDx-UM and IDgenetix.
The following table presents the calculation of gross margin (in thousands, except percentages):

	Six Months Ended June 30,
	2024	2023	Change
	(unaudited)
Net revenues	$159,976	$92,175	$67,801
Less: Cost of sales (exclusive of amortization of acquired intangible assets)	28,413	21,240	7,173
Less: Amortization of acquired intangible assets	4,494	4,470	24
Gross margin	$127,069	$66,465	$60,604
Gross margin percentage	79.4%	72.1%	7.3%
Net Revenues
Net revenues for the six months ended June 30, 2024 increased by $67.8 million, or 73.6%, to $160.0 million compared to the six months ended June 30, 2023, due to a $49.2 million increase in revenue from our dermatologic tests and a $18.6 million increase in revenue from our non-dermatologic tests.
The increase from our dermatologic tests of $49.2 million was primarily due to a higher average selling price for DecisionDx-SCC tests, where we began receiving Medicare reimbursement at a higher rate beginning in July 2023, an increase in DecisionDx-SCC test report volume of 54.2%, and an increase in test report volume of 11.1% and a higher average selling price for DecisionDx-Melanoma.
The increase in revenue from our non-dermatologic tests of $18.6 million was primarily attributable to TissueCypher, due to higher test report volume and a higher average selling price. Our IDgenetix test also contributed to the increase in non-dermatologic revenues during the period due to higher test report volume and a higher average selling price. Net revenue from our non-dermatologic tests as a percentage of total net revenue increased from 14.4% for the six months ended June 30, 2023 to 19.9% for the six months ended June 30, 2024.
The increases in total net revenues were partially offset by the effect of variations in revenue adjustments related to tests delivered in previous periods, associated with changes in estimated variable consideration, which were $1.0 million of net positive revenue adjustments for the six months ended June 30, 2024, compared to $1.7 million of net negative revenue adjustments for the same period in 2022. These amounts include (i) adjustments for actual collections versus estimated amounts and (ii) cash collections and the related recognition of revenue in current period for tests delivered in prior periods due to the release of the constraint on variable consideration.
Cost of Sales (exclusive of amortization of acquired intangible assets)
Cost of sales (exclusive of amortization of acquired intangible assets) for the six months ended June 30, 2024 increased by $7.2 million, or 33.8%, compared to the six months ended June 30, 2023, primarily due to increased higher personnel costs, expenditures on supplies and third-party services. The increase in personnel costs, including increases in salaries and wages, bonuses, employee benefits and stock-based compensation expenses, was primarily due to increased headcount driven by our expanded laboratory capacity. The increased personnel costs also reflect higher salaries and wages for existing employees. Supply and service expenses have increased due to higher laboratory activity, which is attributable to higher test report volume. Due to the nature of our business, a significant portion of our cost of sales expenses represents fixed costs associated with our testing operations.

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
Gross Margin
Our gross margin percentage was 79.4% for the six months ended June 30, 2024, compared to 72.1% for the six months ended June 30, 2023. The increase was primarily due to higher revenues, partially offset by higher personnel costs and supplies expenditures, attributable to increases in laboratory headcount as well as higher rates of pay, and variations in revenue adjustments related to tests delivered in previous periods.
Research and Development
Research and development expenses increased by $0.2 million, or 0.9%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023 consisting of increases in personnel costs partially offset by lower advisory costs and lower clinical studies expense. Increases in personnel costs, including higher salaries and wages, bonuses, stock-based compensation and employee benefits, were primarily due to headcount expansions in support of business growth. We expect to continue to invest in our research and development expenses as we fund ongoing evidence development related to our existing products as well as additional pipeline programs.
Selling, General and Administrative
The following table provides a breakdown of SG&A expenses (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
	(unaudited)
Sales and marketing	$63,219	$58,197	$5,022
General and administrative	36,364	33,246	3,118
Total selling, general and administrative expense	$99,583	$91,443	$8,140
Sales and marketing expenses increased by $5.0 million, or 8.6%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. Of this increase, $2.3 million is attributable to higher salary and wage expense, which has increased through the expansion of our dermatology-facing and non-dermatology-facing commercial teams, as well as through merit and annual inflationary wage adjustment for existing employees. The remainder of the increase in sales and marketing expenses was primarily due to increases in organization development and training costs, which was also attributable to expansions in our commercial operations including headcount. Stock-based compensation expense included in sales and marketing expense was $9.5 million for the six months ended June 30, 2024, compared to $9.6 million for the six months ended June 30, 2023. The decrease in stock-based compensation expense is primarily attributable to the timing of annual grants where an annual grant was made in December 2022 and the next annual grant was not made until March 2024.
General and administrative expenses increased by $3.1 million, or 9.4%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. Of this increase, $1.4 million is attributable to higher personnel costs (including expenses for salaries, bonuses, and benefits), higher professional fees and higher information technology-related costs. Higher personnel costs reflect expanded headcount in our administrative support functions as well as higher rates of salaries and wages. Stock-based compensation expense included in general and administrative expense was $8.4 million for the six months ended June 30, 2024, compared to $9.2 million for the six months ended June 30, 2023. The decrease in stock-based compensation expense is primarily attributable to the timing of annual grants where an annual grant was made in December 2022 and the next annual grant was not made until March 2024. The remainder of the increase in general and administrative expenses was primarily associated with general increases across various categories.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets for the six months ended June 30, 2024 was $4.5 million and remains consistent as compared to the six months ended June 30, 2023.

Interest Income
Interest income increased by $1.4 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily as a result of higher average balances of marketable investment securities and slightly higher interest rates.
Interest Expense
Interest expense increased by $0.3 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to interest incurred on our long-term debt where we had no debt outstanding during the comparative period.
Income Tax (Benefit) Expense
Income tax benefit was $1.0 million for the six months ended June 30, 2024 and was due to changes in our valuation allowance, state income taxes and the non-deductibility of other permanent items. We recorded a minimal amount in income tax expense for the six months ended June 30, 2023.
Stock-Based Compensation Expense
Stock-based compensation expense, which is allocated among cost of sales, research and development expense and SG&A expense, totaled $25.9 million for the six months ended June 30, 2024, compared to $26.4 million for the six months ended June 30, 2023. The decrease is primarily due to the timing of annual grants where an annual grant was made in December 2022 and the next annual grant was not made until March 2024. We expect material increases in stock-based compensation expense in future periods, attributable to both existing awards outstanding and anticipated additional grants to our current and future employees. As of June 30, 2024, we had 703 employees compared to 582 as of June 30, 2023. As of June 30, 2024, the total unrecognized stock-based compensation cost related to outstanding awards was $94.6 million, which is expected to be recognized over a weighted-average period of 2.4 years.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents, marketable investment securities, cash generated from the sale of our products and our line-of-credit under the 2024 Loan and Security Agreement (the “2024 LSA”). All of our marketable investment securities are considered investment grade, are readily available for use in current operations and have contractual maturities of one year or less. As of June 30, 2024 and December 31, 2023, we had marketable investment securities of $174.1 million and $144.3 million, respectively. As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents of $85.6 million and $98.8 million, respectively. As of June 30, 2024, we had a $25 million credit-line available under the 2024 LSA.
Our liquidity has been primarily derived from the revenue generated from the sale of our products and proceeds from our initial public offering of common stock in July 29, 2019 (the “IPO”) and our follow-on public offerings of common stock in June and December of 2020. We believe that our existing cash and cash equivalents, marketable investment securities and anticipated cash generated from sales of our products will be sufficient to fund our operations for at least the next 12 months. However, we have based these estimates on assumptions that may prove to be wrong, and could result in us depleting our capital resources sooner than expected.
As mentioned above, we expect to use a portion of our cash and cash equivalents and marketable investment securities to further support and accelerate our research and development activities, including the clinical studies noted above in “Components of the Results of Operations—Research and Development.”
Material Cash Requirements
Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, clinical research and development services, laboratory operations, equipment and related supplies, legal and other regulatory expenses, general administrative costs and, from time to time, expansion of our laboratory and office facilities in support of our growth, such as the construction of our future corporate headquarters. We anticipate that a substantial portion of our cash requirements in the foreseeable future will relate to the further commercialization of our currently marketed products, the development of our future product candidates in our pipeline and the potential commercialization of these pipeline products, should their development be successful, and the construction of our future corporate headquarters.
On July 10, 2023, following approval by our board of directors, we entered into a definitive agreement to purchase a plot of land located in Friendswood, Texas for a purchase price of $7.6 million, subject to certain adjustments, for the purpose of developing a commercial office building to be used as our future corporate headquarters. On February 9, 2024, we closed on the purchase of the land for cash consideration of $7.2 million. During the three months ended June 30, 2023, we began incurring costs, and making payments, to prepare the land for further development.
In connection with our acquisition of AltheaDx, we agreed to pay contingent consideration of up $75.0 million, payable 50% in cash and 50% in common stock, based on the achievement of certain commercial milestones relating to the years ending December 31, 2022, 2023 and 2024. The portion of the AltheaDx Earnout Payments associated with the commercial milestones for the year ended December 31, 2023 was $37.5 million and was not paid since the applicable commercial milestones were not met. The AltheaDx Earnout Payments included a 2022 catch-up provision for additional payment of up to $17.5 million that expired in 2023. Therefore, as of June 30, 2024, we have a potential payment obligation of up to $20.0 million with respect to the remaining commercial milestones for 2024. The number of shares of our common stock that may be issued in connection with the commercial milestone payment for 2024 is subject to limitations.
Since our inception, we have generally incurred significant losses and negative operating cash flows. For the year ended December 31, 2023, we had a net loss of $57.5 million, used $5.6 million in operating cash flows, and had an accumulated deficit of $218.4 million. For the six months ended June 30, 2024, we had net income of $6.4 million and positive operating cash flows of $17.2 million. Our ability to maintain profitability will heavily depend on us maintaining Medicare coverage for our currently marketed products, on the successful commercialization of the products we plan to launch in the future, and our ability to manage operating expenses. We expect to incur additional expenses in the future as we invest in the commercialization of our existing products and the development and commercialization of our current pipeline products and future product candidates. We believe that our existing cash and cash equivalents, marketable investment securities and anticipated cash generated from the sale of our commercial products will be sufficient to fund our operations for at least the next 12 months. We believe we will meet longer-term expected cash requirements and obligations through a combination of existing cash and cash equivalents, marketable investment securities and anticipated cash generated from sales of our products and issuances of equity securities or debt offerings. However, we have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. There are numerous risks and uncertainties associated with developing genomic tests, including, among others, the uncertainty of:
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

Long-Term Debt
We had no debt as of December 31, 2023. Our long-term debt as of June 30, 2024 is presented in the table below (in thousands):

June 30, 2024
(Unaudited)
Term debt	$10,200
Unamortized discount	(192)
Total long-term debt	10,008
Less: Current portion of long-term debt	—
Total	$10,008
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
In addition, the 2024 LSA contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be liable for immediate repayment of all obligations under the 2024 LSA. Should we seek to amend the terms of the 2024 LSA, the consent of the Lender would be required. As of June 30, 2024, we were in compliance with this covenant.
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
2024 Term Loan
On March 26, 2024, we drew $10.0 million in Term Loans under the terms and provisions of the 2024 LSA. We are obligated to make a final payment of $200,000 under the terms of the 2024 LSA final payment provisions. A discount on debt equal to this obligation was recorded on the draw date and is being amortized as additional interest expense using the effective interest method over the term of the debt. As of June 30, 2024, the effective interest rate for all outstanding debt under the 2024 Term Loan was 9.03%.
2024 Credit Line
We have a $25.0 million line of credit under the terms and provisions of the 2024 LSA available from the Closing Date until March 31, 2025. Amounts repaid under the 2024 Credit Line may not be reborrowed. As of June 30, 2024, no draws had been made on the line of credit.
Leases
We have entered into various operating and finance leases, which are primarily associated with our laboratory facilities and office space.

Total undiscounted future minimum payment obligations under our operating leases and finance leases as of June 30, 2024 totaled approximately $23.7 million, of which $1.3 million is payable through the remainder of 2024 and $22.4 million is payable through early 2034. The leases expire on various dates through 2033 and provide certain options to renew for additional periods.
We expect our lease obligations may increase in the future as we expand our facilities, operations and headcount in support of the anticipated growth in our portfolio of commercial products and pipeline tests.
Cash Flows
The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023
	(unaudited)
Net cash provided by (used in) operating activities	$17,163	$(29,225)
Net cash (used in) provided by investing activities	(41,118)	1,197
Net cash provided by financing activities	10,686	954
Net change in cash and cash equivalents	(13,269)	(27,074)
Cash and cash equivalents, beginning of period	98,841	122,948
Cash and cash equivalents, end of period	$85,572	$95,874
Operating Activities
Net cash provided by operating activities was $17.2 million for the six months ended June 30, 2024, and was primarily attributable to non-cash stock-based compensation expense of $25.9 million, depreciation and amortization of $6.7 million, and net income of $6.4 million, partially offset by decreases in accrued compensation of $7.7 million, increases in accounts receivable of $7.6 million, increases in accretion of discounts on marketable investment securities of $3.4 million, decreases in accounts payable of $1.7 million and deferred income taxes of $1.5 million.
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
The $46.4 million increase in cash inflows from operating activities for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 is primarily due to increases in collections from customers attributable to higher net revenues partially offset by increases in operating expenditures. During the six months ended June 30, 2024 net revenues increased by 73.6% compared to the six months ended June 30, 2023 which outpaced the 10.8% increase in net operating expenses for the same period. In part, the cash provided during the six months ended June 30, 2024 reflects the payment of annual cash bonuses to our employees as well as certain health care benefit payments totaling $20.8 million, that are not expected to recur during the remainder of 2024. In comparison, we paid $17.7 million during the same period in 2023 towards annual cash bonuses and certain health care benefits.
Investing Activities
Net cash used in investing activities was $41.1 million for the six months ended June 30, 2024 and consisted primarily of purchases of marketable investment securities of $113.2 million and purchases of property and equipment of $14.4 million, partially offset by the maturity of marketable investment securities of $86.5 million. Net cash provided by investing activities was $1.2 million for the six months ended June 30, 2023 and consisted primarily of the maturity of marketable investment securities of $95.0 million, partially offset by purchases of marketable investment securities of $86.4 million and purchases of property and equipment of $7.4 million.

The $7.0 million increase in cash used for the purchase of property and equipment for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to our purchase of land for cash consideration of $7.2 million on February 9, 2024.
Financing Activities
Net cash provided by financing activities was $10.7 million for the six months ended June 30, 2024, and consisted primarily of $10.0 million of proceeds from issuance of long-term debt and $1.7 million of proceeds from contributions to our 2019 Employee Stock Purchase Plan (the “ESPP”), partially offset by the $1.1 million payment of employee taxes attributable to the vesting of Restricted Stock Units (“RSUs”).
Net cash provided by financing activities was $1.0 million for the six months ended June 30, 2023, and primarily consisted of $1.7 million of proceeds from contributions to the ESPP and $0.2 million of proceeds from the exercise of stock options, partially offset by the $0.8 million payment of employee taxes attributable to the vesting of RSUs.
Inflation
In 2021, the rate of inflation in the United States began to increase but has continued to subside since the second half of 2022. We do not believe that inflation has had a material impact on our financial results during the three and six months ended June 30, 2024. We are unable to predict if the rate of inflation will increase in future periods.
Critical Accounting Estimates
During the six months ended June 30, 2024, there were no significant changes to the information discussed under “Critical Accounting Estimates” included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates fluctuations. We had cash and cash equivalents of $85.6 million as of June 30, 2024, which include bank deposits and money market funds. We had marketable investment securities of $174.1 million as of June 30, 2024, which include U.S. government securities. Due to the nature of these instruments, we believe that we have no material exposure to interest rate risk.
We had long-term debt of $10.0 million as of June 30, 2024, consisting of an outstanding term loan which bears interest at a floating rate that fluctuates with the WSJ Prime Rate, subject to an interest rate floor of 6.00%.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in legal proceedings arising in the ordinary course of business. Legal proceedings, including litigation, government investigations and enforcement actions could result in material costs, occupy significant management resources and entail civil and criminal penalties, even if we ultimately prevail. On February 1, 2024, we received a Subpoena from the Department of Health and Human Services, Office of Inspector General, seeking documents and information concerning claims submitted for payment under federal healthcare programs. The Subpoena requested that we produce documents relating primarily to interactions with medical providers and billing to government-funded healthcare programs for our tests. The time period covered by the Subpoena is January 1, 2015 through February 1, 2024. We are continuing to cooperate with the government’s request and is in the process of responding to the Subpoena. We are unable to predict what action, if any, might be taken in the future by the Department of Health and Human Services, Office of Inspector General, or any other governmental authority as a result of the matters related to this Subpoena. No claims have been made against us at this time. This inquiry, and any potential resulting claim asserted against us, with or without merit, could be time-consuming, expensive to address and divert management’s attention and other resources. Any potential claims could subject us to significant liability for damages and harm our reputation. Our insurance and indemnities may not cover all claims that may be asserted against us. We are unable to predict the outcome and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.
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
Risks Related to Our Business
Our products are currently marketed as LDTs, and any changes in regulations or the FDA’s enforcement discretion for LDTs, or violations of regulations by us, could adversely affect our business, prospects, results of operations or financial condition.
The diagnostics industry is highly regulated, and we cannot assure you that the regulatory environment in which we operate will not change significantly and adversely in the future. In many instances, there are no significant regulatory or judicial interpretations of these laws and regulations. Although the FDA has statutory authority to assure that medical devices are safe and effective for their intended uses, the FDA has generally exercised its enforcement discretion and not enforced applicable regulations with respect to in vitro diagnostics (“IVD”) that are designed, manufactured and used within a single laboratory. These tests are referred to as LDTs. We currently market our products as LDTs.
On April 29, 2024, the FDA published final regulations under 21 CFR Part 809 under the Federal Food, Drug, and Cosmetic Act (the “FD&C Act”) to make explicit that IVD products are devices under the FD&C Act, removing much of the FDA’s historical enforcement discretion for most LDTs. In conjunction with this final rule, the FDA proposed to phase out its general enforcement discretion approach for LDTs so that IVDs manufactured by a laboratory would generally fall under the same enforcement approach as other IVDs. This final rule also provides that FDA intends to exercise enforcement discretion and generally not enforce premarket review and quality system requirements (except for requirements under Part 820, subpart M (records)) for currently marketed IVDs offered as LDTs that were first marketed prior to April 29, 2024 and intends to exercise enforcement discretion and generally not enforce premarket review requirements for LDTs approved by the NYS CLEP. We believe that our tests will continue to be subject to FDA enforcement discretion in their current forms. Additionally, pursuant to the final rule, the FDA will gradually end its general enforcement discretion approach in five stages over a four-year period for other LDTs not approved by NYS CLEP or not already on market. Each stage of the proposed phaseout period would subject LDTs to a set of regulatory requirements. For example, the first stage of the phaseout would require LDT developers to comply with medical device reporting requirements and correction and removal reporting requirements by May 6,

2025. LDTs that are considered higher risk IVDs would be subject to premarket review requirements within three and a half years, and LDTs that are considered moderate or low risk IVDs would be subject to premarket submission requirements within four years after the FDA publishes the final rule. While the enforcement policy is phased out, the FDA could still decide to pursue enforcement action at any time against LDTs that it deems to be violative of its regulations when appropriate.
All of our existing tests were marketed prior to April 29, 2024 and are conducted in labs licensed by the New York State Department of Health (the “NYSDOH”). If the FDA were to determine that our tests, or modifications thereof, are not within the scope of the FDA's enforcement discretion policy for LDTs for any reason, including based on these final rules or new rules, regulations, policies or guidance, or due to changes in statute, our existing tests may become subject to extensive FDA requirements, or our business may otherwise be adversely affected and lead to potential adverse effects on our business, prospects, results of operations and financial condition. Furthermore, under the terms of this FDA final rule, any future Castle tests developed and commercialized are likely to be subject to extensive FDA requirements which may adversely impact our business, prospects, results of operations and financial conditions. In addition, we would be required to obtain 510(k) or PMA for certain of our tests by October 1, 2027. We would also be subject to device registration and listing requirements, medical device reporting requirements and the requirements of the FDA’s Quality System Regulation. We may be required to conduct clinical trials prior to continuing to sell our existing products or launching any other products we may develop. This may increase the cost of conducting, or otherwise harm, our business.
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
We may be required to obtain premarket clearance under Section 510(k) of the FDCA or a PMA for any future test we wish to offer. The process for submitting a 510(k) premarket notification and receiving FDA clearance usually takes from three to 12 months, but it can take significantly longer and clearance is never guaranteed. The process for submitting and obtaining FDA approval of a PMA is much more costly, lengthy and uncertain. It generally takes from one to three years or even longer, and approval is not guaranteed. PMA approval typically requires extensive clinical data and can be significantly longer, more expensive and more uncertain than the 510(k) clearance process. Despite the time, effort and expense expended, there can be no assurance that a particular device ultimately will be cleared or approved by the FDA through either the 510(k) clearance process or the PMA process on a timely basis, or at all. Moreover, there can be no assurance that any cleared or approved labeling claims will be consistent with our current claims or adequate to support continued adoption of and reimbursement for our products. If premarket review is required for some or all of our products, the FDA may require that we stop selling our products pending clearance or approval, which would negatively impact our business. Even if our products are allowed to remain on the market prior to clearance or approval, demand or reimbursement for our products may decline if there is uncertainty about our products, if we are required to label our products as investigational by the FDA, or if the FDA limits the labeling claims we are permitted to make for our products. As a result, we could experience significantly increased development costs and a delay in generating additional revenue from our products, or from other pipeline products. Furthermore, it could reduce our revenues or increase our operating costs and adversely affect our business, prospects, results of operations or financial condition.

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
On June 2, 2023, Novitas the MAC responsible for administering claims for test reports issued by our Pittsburgh laboratory, posted a finalized oncology biomarker LCD pursuant to which the DecisionDx-SCC test would no longer be covered by Medicare effective July 17, 2023. However, on July 6, 2023, Novitas suspended the final version of the LCD and announced its intent to post a new proposed LCD for comment and presentation at an open meeting. On July 27, 2023, Novitas posted a nearly identical proposed oncology biomarker LCD that continues to intend to rely upon evidentiary reviews sourced from three databases: ClinGen, OncoKB and NCCN. The proposed LCD also recommends non-coverage for our DecisionDx-SCC test. The comment period for the proposed LCD ended on September 9, 2023. We cannot predict whether this LCD will be finalized as proposed or what the timing of any final LCD might be.
Palmetto’s MolDX program oversees MAAA tests that are reported from our Phoenix laboratory and Noridian is the MAC responsible for administering claims for test reports issued by our Phoenix laboratory. On June 8, 2023, both Palmetto and Noridian posted a preliminary draft LCD recommending no coverage for DecisionDx-SCC. The comment period for the draft LCDs ended on July 22, 2023. On July 4, 2024, the LCD was finalized as proposed with a future effective date of August 18, 2024.
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
Since the effective date of our registration statement through June 30, 2024, we have not used any of the net proceeds from the IPO. Pending such uses, we have invested, and plan to continue to invest, the balance of the net proceeds from the IPO in cash and cash equivalent securities or highly liquid investment securities.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On May 6, 2024, Frank Stokes, Chief Financial Officer, terminated a trading arrangement for the sale of the Company’s common stock. Such trading arrangement was intended to satisfy the affirmative defense conditions of the Securities Exchange Act Rule 10b5-1(c), but complied with the then applicable requirements of Rule 10b5-1(c) when adopted in November 5th, 2023. Such trading arrangement provided for the sale of up to 43,309 shares between February 5, 2024 and the completion of all the transactions under the trading agreement. Also, on May 6, 2024, Mr. Stokes adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 10,000 shares of our common stock plus any additional shares that remain unsold under his previous arrangement. The new trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is estimated to be from May 6, 2024 until the earlier of all transaction under the trading arrangement being completed or the termination of the plan.
On May 10, 2024, Daniel Bradbury, Board Director, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 55,085 shares of our common stock plus any additional shares that remain unsold under his previous arrangement. The new trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is estimated to be from August 12, 2024 until March 14, 2025.
On May 24, 2024, Derek J. Maetzold, Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 92,395 shares of our common stock adjusted for any shares that were sold under his previous arrangement. The new trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is estimated to be from September 9, 2024 until February 21, 2025.
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

10.1*+	Non-Employee Director Compensation Policy, as amended effective May 31, 2024.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).
_____________________________________
*    Filed herewith
**    Furnished herewith
+    Indicates management contract or compensatory plan.
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

CASTLE BIOSCIENCES, INC.

Date:	August 5, 2024	By:	/s/ Derek J. Maetzold
Derek J. Maetzold President and Chief Executive Officer (Principal Executive Officer)

Date:	August 5, 2024	By:	/s/ Frank Stokes
Frank Stokes Chief Financial Officer (Principal Financial and Accounting Officer)