Form 10-Q
period 2024-09-30
CASTLE BIOSCIENCES INC
filed 2024-11-04
CIK 1447362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of October 28, 2024, there were 28,007,301 shares of common stock, $0.001 par value per share, issued and outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$94,959	$98,841
Marketable investment securities	184,826	144,258
Accounts receivable, net	50,261	38,302
Inventory	6,572	7,942
Prepaid expenses and other current assets	8,154	6,292
Total current assets	344,772	295,635
Long-term accounts receivable, net	1,106	1,191
Property and equipment, net	44,383	25,433
Operating lease assets	11,904	12,306
Goodwill and other intangible assets, net	110,569	117,335
Other assets – long-term	1,831	1,440
Total assets	$514,565	$453,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,810	$10,268
Accrued compensation	27,672	28,945
Operating lease liabilities	1,745	1,137
Other accrued and current liabilities	8,068	7,317
Total current liabilities	44,295	47,667
Long-term debt	10,015	—
Noncurrent operating lease liabilities	14,691	14,173
Noncurrent finance lease liabilities	289	25
Deferred tax liability	4,220	206
Total liabilities	73,510	62,071
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized as of September 30, 2024 and December 31, 2023; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 27,975,808 and 27,410,532 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	28	27
Additional paid-in capital	650,270	609,477
Accumulated deficit	(209,716)	(218,371)
Accumulated other comprehensive income	473	136
Total stockholders’ equity	441,055	391,269
Total liabilities and stockholders’ equity	$514,565	$453,340
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NET REVENUES	$85,782	$61,493	$245,758	$153,668
OPERATING EXPENSES
Cost of sales (exclusive of amortization of acquired intangible assets)	15,609	11,319	44,022	32,559
Research and development	12,323	12,923	40,268	40,624
Selling, general and administrative	50,499	44,619	150,082	136,062
Amortization of acquired intangible assets	2,272	2,272	6,766	6,742
Total operating expenses, net	80,703	71,133	241,138	215,987
Operating income (loss)	5,079	(9,640)	4,620	(62,319)
Interest income	3,404	2,769	9,544	7,504
Interest expense	(201)	(2)	(485)	(9)
Income (loss) before income taxes	8,282	(6,873)	13,679	(54,824)
Income tax expense	6,013	32	5,024	62
Net income (loss)	$2,269	$(6,905)	$8,655	$(54,886)

Earnings (loss) per share:
Basic	$0.08	$(0.26)	$0.31	$(2.05)
Diluted	$0.08	$(0.26)	$0.30	$(2.05)

Weighted-average shares outstanding:
Basic	27,840	26,834	27,659	26,725
Diluted	29,401	26,834	28,838	26,725
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$2,269	$(6,905)	$8,655	$(54,886)
Other comprehensive income:
Net unrealized gain on marketable investment securities	645	73	337	310
Comprehensive income (loss)	$2,914	$(6,832)	$8,992	$(54,576)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) income	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2023	26,553,681	$27	$560,409	$(160,905)	$(381)	$399,150
Stock-based compensation expense	—	—	13,525	—	—	13,525
Exercise of common stock options	30,495	—	95	—	—	95
Issuance of common stock from vested restricted stock units and payment of employees’ taxes	24,835	—	(314)	—	—	(314)
Issuance of common stock under the employee stock purchase plan	77,190	—	1,652	—	—	1,652
Net unrealized gain on marketable investment securities	—	—	—	—	245	245
Net loss	—	—	—	(29,204)	—	(29,204)
BALANCE, MARCH 31, 2023	26,686,201	$27	$575,367	$(190,109)	$(136)	$385,149
Stock-based compensation expense	—	—	12,849	—	—	12,849
Exercise of common stock options	15,606	—	89	—	—	89
Issuance of common stock from vested restricted stock units and payment of employees’ taxes	82,201	—	(534)	—	—	(534)
Net unrealized loss on marketable investment securities	—	—	—	—	(8)	(8)
Net loss	—	—	—	(18,777)	—	(18,777)
BALANCE, JUNE 30, 2023	26,784,008	$27	$587,771	$(208,886)	$(144)	$378,768
Stock-based compensation expense	—	—	13,043	—	—	13,043
Exercise of common stock options	3,656	—	13	—	—	13
Issuance of common stock from vested restricted stock units and payment of employees’ taxes	40,142	—	(271)	—	—	(271)
Issuance of common stock under the employee stock purchase plan	62,682	—	1,062	—	—	1,062
Net unrealized gain on marketable investment securities	—	—	—	—	73	73
Net loss	—	—	—	(6,905)	—	(6,905)
BALANCE, SEPTEMBER 30, 2023	26,890,488	$27	$601,618	$(215,791)	$(71)	$385,783

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) income	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2024	27,410,532	$27	$609,477	$(218,371)	$136	$391,269
Stock-based compensation expense	—	—	12,675	—	—	12,675
Exercise of common stock options	19,066	—	65	—	—	65
Issuance of common stock from vested restricted stock units and payment of employees’ taxes	44,830	—	(474)	—	—	(474)
Issuance of common stock under the employee stock purchase plan	111,241	1	1,707	—	—	1,708
Net unrealized loss on marketable investment securities	—	—	—	—	(247)	(247)
Net loss	—	—	—	(2,534)	—	(2,534)
BALANCE, MARCH 31, 2024	27,585,669	$28	$623,450	$(220,905)	$(111)	$402,462
Stock-based compensation expense	—	—	13,179	—	—	13,179
Exercise of common stock options	1,779	—	8	—	—	8
Issuance of common stock from vested restricted stock units and payment of employees’ taxes	123,576	—	(615)	—	—	(615)
Net unrealized loss on marketable investment securities	—	—	—	—	(61)	(61)
Net income	—	—	—	8,920	—	8,920
BALANCE, JUNE 30, 2024	27,711,024	$28	$636,022	$(211,985)	$(172)	$423,893
Stock-based compensation expense	—	—	13,027	—	—	13,027
Exercise of common stock options	90,378	—	1,571	—	—	1,571
Issuance of common stock from vested restricted stock units and payment of employees’ taxes	117,959	—	(1,294)	—	—	(1,294)
Issuance of common stock under the employee stock purchase plan	56,447	—	944	—	—	944
Net unrealized gain on marketable investment securities	—	—	—	—	645	645
Net income	—	—	—	2,269	—	2,269
BALANCE, SEPTEMBER 30, 2024	27,975,808	$28	$650,270	$(209,716)	$473	$441,055

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$8,655	$(54,886)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,229	9,106
Stock-based compensation expense	38,881	39,417
Deferred income taxes	3,708	13
Accretion of discounts on marketable investment securities	(5,072)	(3,851)
Other	208	284
Change in operating assets and liabilities:
Accounts receivable	(11,874)	(13,779)
Prepaid expenses and other current assets	(1,679)	(892)
Inventory	1,370	(1,789)
Operating lease assets	1,002	(590)
Other assets	(35)	(455)
Accounts payable	(3,802)	2,693
Operating lease liabilities	(863)	1,093
Accrued compensation	(1,273)	(1,953)
Other accrued and current liabilities	1,046	1,376
Net cash provided by (used in) operating activities	40,501	(24,213)

INVESTING ACTIVITIES
Purchases of property and equipment	(20,759)	(9,828)
Proceeds from sale of property and equipment	11	10
Purchases of marketable investment securities	(158,409)	(136,693)
Proceeds from maturities of marketable investment securities	123,250	138,000
Net cash used in investing activities	(55,907)	(8,511)

FINANCING ACTIVITIES
Proceeds from exercise of common stock options	1,644	197
Payment of employees’ taxes on vested restricted stock units	(2,383)	(1,119)
Proceeds from contributions to the employee stock purchase plan	2,334	2,027
Repayment of principal portion of finance lease liabilities	(71)	(106)
Proceeds from issuance of term debt	10,000	—
Net cash provided by financing activities	11,524	999

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,882)	(31,725)
Beginning of period	98,841	122,948
End of period	$94,959	$91,223

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued purchases of property and equipment	$1,570	$902
Operating lease assets obtained in exchange for lease obligations	$607	$499
Decrease in operating lease assets with corresponding change in lease liabilities	$(7)	$—
Finance lease assets obtained in exchange for lease obligations	$166	$—
Property and equipment acquired with tenant improvement allowance	$1,389	$1,281
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
We have a history of recurring net losses and negative cash flows and as of September 30, 2024, we had an accumulated deficit of $209.7 million. We believe our $95.0 million of cash and cash equivalents and $184.8 million of marketable investment securities as of September 30, 2024, and anticipated revenue from our test reports, will be sufficient to meet our cash requirements through at least the 12-month period following the date that these unaudited condensed consolidated financial statements were issued.
Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheet as of September 30, 2024; the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of stockholders’ equity, each for the three and nine months ended September 30, 2024 and 2023; and the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our consolidated financial position as of September 30, 2024, the results of our consolidated operations for the three and nine months ended September 30, 2024 and 2023 and our consolidated cash flows for the nine months ended September 30, 2024 and 2023. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2024 and 2023 are also unaudited. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. The balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the unaudited interim consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2024 (the “2023 10-K”).
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
We accrue an allowance for credit losses against our accounts receivable based on management’s current estimate of amounts that will not be collected. Management’s estimates are typically based on historical loss information adjusted for current conditions. We generally do not perform evaluations of customers’ financial condition and generally do not require collateral. Historically, our credit losses have not been significant given our application of the constraint to variable consideration. The allowance for credit losses was zero as of September 30, 2024 and December 31, 2023. Adjustments for implicit price concessions attributable to variable consideration, as discussed below, are incorporated into the measurement of the accounts receivable balances and are not part of the allowance for credit losses.
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
Accrued Compensation
We accrue for liabilities under discretionary employee and executive bonus plans. Our estimated compensation liabilities are based on progress against corporate objectives approved by our board of directors, compensation levels of eligible individuals and target bonus percentage levels. Our board of directors reviews and evaluates the performance against these objectives and ultimately determines the actual achievement levels attained. We also accrue for liabilities under employee sales incentive bonus plans with accruals based on performance achieved to date compared to established targets. As of September 30, 2024 and December 31, 2023, we accrued approximately $17.9 million and $21.7 million, respectively, for liabilities associated with these bonus plans. These amounts are classified as current or noncurrent accrued liabilities in the unaudited condensed consolidated balance sheets based on the expected timing of payment.
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
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosure, which require public companies disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. We are currently evaluating the impact this update will have on our consolidated financial statements and disclosures.
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
In the absence of Medicare coverage, contractually established reimbursements rates or other coverage, we have concluded that our contracts include variable consideration because the amounts paid by Medicare or commercial health insurance carriers may be paid at less than our standard rates or not paid at all, with such differences considered implicit price concessions. Variable consideration attributable to these price concessions is measured at

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
the expected value using the ‘‘most likely amount’’ method under ASC 606. The amounts are estimated using historical average collection rates by test type and payor category taking into consideration the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as the judgment and actions of third parties. Such variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. Variable consideration may be constrained and excluded from the transaction price in situations where there is no contractually agreed upon reimbursement coverage or in the absence of a predictable pattern and history of collectability with a payor. Accordingly, in such situations revenues are recognized on the basis of actual cash collections. Variable consideration for Medicare claims that are not covered by Medicare, including those claims undergoing appeal, is deemed to be fully constrained due to factors outside our influence (e.g., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. Included in revenues for the three months ended September 30, 2024 and 2023 were $0.6 million of net negative revenue adjustments and $0.9 million of net positive revenue adjustments, respectively, associated with changes in estimated variable consideration. Included in revenues for the nine months ended September 30, 2024 and 2023 were $1.3 million and $3.1 million of net negative revenue adjustments, respectively, associated with changes in estimated variable consideration. These amounts include (i) adjustments for actual collections versus estimated amounts and (ii) cash collections and the related recognition of revenue in current period for tests delivered in prior periods due to the release of the constraint on variable consideration.
Because our contracts with customers have an expected duration of one year or less, we have elected the practical expedient in ASC 606 to not disclose information about our remaining performance obligations. Any incremental costs to obtain contracts are recorded as selling, general and administrative expenses as incurred due to the short duration of our contracts. Contract balances consisted solely of accounts receivable (both current and noncurrent) as of September 30, 2024 and December 31, 2023.
Disaggregation of Revenues
The table below provides the disaggregation of revenue by type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Dermatologic(1)	$65,060	$51,151	$193,223	$130,097
Non-Dermatologic(2)	20,722	10,342	52,535	23,571
Total net revenues	$85,782	$61,493	$245,758	$153,668

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
Our significant third-party payors and their related revenues as a percentage of total revenues and accounts receivable balances are as follows:

	Percentage of Revenues
	Nine Months Ended September 30,		Percentage of Accounts Receivable (current) as of		Percentage of Accounts Receivable (noncurrent) as of
	2024	2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Medicare	47%	49%	21%	20%	*	*
Payor A	15%	14%	18%	19%	16%	15%
Payor B	*	*	14%	10%	11%	11%

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

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table shows the computation of basic and diluted earnings (loss) per share for the following three and nine months ended September 30, 2024 and 2023 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$2,269	$(6,905)	$8,655	$(54,886)

Denominator:
Weighted-average common shares outstanding, basic	27,840	26,834	27,659	26,725
Assumed exercise of stock options	457	—	447	—
Assumed vesting of RSUs	1,041	—	663	—
Assumed vesting of PSUs	42	—	55	—
Assumed issuance of shares under the ESPP	21	—	14	—
Weighted-average common shares outstanding, diluted	29,401	26,834	28,838	26,725

Earnings (loss) per share:
Basic	$0.08	$(0.26)	$0.31	$(2.05)
Diluted	$0.08	$(0.26)	$0.30	$(2.05)

Due to the Company reporting a net loss attributable to common stockholders for the three and nine months ended September 30, 2023, all potentially dilutive securities are antidilutive and are excluded from the computations of diluted loss per share.
The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in our calculation of diluted earnings (loss) per share for the three and nine months ended September 30, 2024 and 2023 because to do so would be antidilutive. With regard to the PSUs, we assume that the associated performance targets will be met at the target level of performance for purposes of calculating diluted net income per common share until such time that it is probable that actual performance will be above or below target (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	2,430	3,302	2,466	3,339
RSUs and PSUs	474	3,422	553	3,403
ESPP	155	371	207	320
Total	3,059	7,095	3,226	7,062
In addition, in connection with our acquisition of AltheaDx, Inc. (“AltheaDx”) in April 2022, we may be required to issue shares of our common stock to satisfy the contingent consideration obligations, pending the outcome of certain commercial and regulatory milestones, as required by the definitive agreement to acquire AltheaDx. For purposes of calculating diluted earnings (loss) per share, no such shares were assumed to have been issued because none of the applicable conditions have been met to date. See Note 11 for additional information.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
5. Marketable Investment Securities
The following tables present our available-for-sale debt securities (in thousands):

	September 30, 2024
	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
U.S. government securities	$184,353	$473	$—	$184,826
Total	$184,353	$473	$—	$184,826

	December 31, 2023
	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
U.S. government securities	$144,122	$143	$(7)	$144,258
Total	$144,122	$143	$(7)	$144,258
Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. We classify all investments as current assets, as these are readily available for use in current operations. The cost of securities sold is determined based on the specific identification method for purposes of recording gains and losses.
There were no realized gains or losses on sales of investments for the three and nine months ended September 30, 2024 and 2023.
We evaluated our investment portfolio under the available-for-sale debt securities impairment model guidance and determined our investment portfolio is comprised of low-risk, investment grade securities. As of September 30, 2024, unrealized losses on our available-for-sale investments are not attributed to credit risk. We believe that an allowance for credit losses is unnecessary because the unrealized losses on certain of our marketable investment securities are due to market factors. No credit-related or noncredit-related impairment losses were recorded for the three and nine months ended September 30, 2024 and 2023. The allowance for credit losses was zero as of September 30, 2024 and December 31, 2023.
As of September 30, 2024, all of our available-for-sale debt securities had contractual maturities of one year or less. Accrued interest receivable is included in prepaid expenses and other current assets in our unaudited condensed consolidated balance sheets. As of September 30, 2024 and December 31, 2023, the accrued interest receivable balance was immaterial.
Additional information relating to the fair value of marketable investment securities can be found in Note 11.
6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Land(1)	$7,245	$—
Lab equipment	22,201	16,472
Leasehold improvements	14,438	9,990
Computer equipment	5,103	4,060
Furniture and fixtures	3,521	2,385
Construction-in-progress	3,350	637
Total	55,858	33,544
Less accumulated depreciation	(11,475)	(8,111)
Property and equipment, net	$44,383	$25,433

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

(1)On February 9, 2024, we purchased approximately 23 acres of land in Friendswood, Texas for purpose of developing a commercial office building to be used as our future corporate headquarters.
Depreciation expense was recorded in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of sales (exclusive of amortization of acquired intangible assets)	$766	$505	$2,058	$1,205
Research and development	89	84	258	246
Selling, general and administrative	414	313	1,147	913
Total	$1,269	$902	$3,463	$2,364
7. Goodwill and Other Intangible Assets, Net
Goodwill
The balance of our goodwill was $10.7 million as of September 30, 2024 and December 31, 2023. There were no accumulated impairments of goodwill as of September 30, 2024 or December 31, 2023.
Other Intangible Assets, Net
Our other intangible assets, net consist of the following (in thousands):

	September 30, 2024
	Gross carrying value	Accumulated amortization	Net	Weighted-Average Remaining Life (in years)
Developed technology	$125,317	$(25,684)	$99,633	11.5
Assembled workforce	563	(319)	244	2.2
Total other intangible assets, net	$125,880	$(26,003)	$99,877

	December 31, 2023
	Gross carrying value	Accumulated amortization	Net	Weighted-Average Remaining Life (in years)
Developed technology	$125,317	$(19,003)	$106,314	12.2
Assembled workforce	563	(234)	329	2.9
Total other intangible assets, net	$125,880	$(19,237)	$106,643
Amortization expense of intangible assets was $2.3 million and $6.8 million for the three and nine months ended September 30, 2024, respectively, and $2.3 million and $6.7 million for the three and nine months ended September 30, 2023, respectively.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
8. Other Accrued and Current Liabilities
Other accrued and current liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Clinical studies	$3,023	$3,475
Accrued service fees	3,410	2,097
ESPP contributions	577	896
Accrued benefits	418	199
Other	640	650
Total	$8,068	$7,317
9. Long-Term Debt
We had no debt as of December 31, 2023. Our long-term debt as of September 30, 2024 is presented in the table below (in thousands):

September 30, 2024
Term debt	$10,200
Unamortized discount	(185)
Total long-term debt	10,015
Less: Current portion of long-term debt	—
Total	$10,015
Borrowings under our 2024 LSA approximate their fair value as the interest rate is variable and reflects market rates (Level 2 instrument). As of September 30, 2024, the carrying amount of borrowings under our 2024 LSA, exclusive of unamortized discount, and their estimated fair value were $10.2 million.
Future maturities of principal amounts on long-term debt as of September 30, 2024 are as follows (in thousands):

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
In addition, the 2024 LSA contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
material adverse change, we could be liable for immediate repayment of all obligations under the 2024 LSA. Should we seek to amend the terms of the 2024 LSA, the consent of the Lender would be required. As of September 30, 2024, we were in compliance with all of the covenants.
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
2024 Term Loan
On March 26, 2024, we drew $10.0 million in Term Loans under the terms and provisions of the 2024 LSA. We are obligated to make a final payment of $0.2 million under the terms of the 2024 LSA final payment provisions. A discount on debt equal to this obligation was recorded on the draw date and is being amortized as additional interest expense using the effective interest method over the term of the debt. As of September 30, 2024, no payment on principal has been made. As of September 30, 2024, the weighted average effective interest rate for all outstanding debt under the 2024 Term Loan was 8.60%.
2024 Credit Line
We have a $25.0 million line of credit under the terms and provisions of the 2024 LSA available from the Closing Date until March 31, 2025. Amounts repaid under the 2024 Credit Line may not be reborrowed. As of September 30, 2024, no draws had been made on the line of credit.
Interest Expense on Long-Term Debt
The table below shows the components of interest expense for the three and nine months ended September 30, 2024 (in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Interest expense on long term debt	$229	$470
Less: Capitalized interest	(37)	(49)
Total	$192	$421
There was no interest expense on long term debt or capitalized interest for the three and nine months ended September 30, 2023.
10. Leases
Lease Amendment
On August 1, 2024 (“the Modification Date”) we amended our lease agreement for our Pittsburgh facilities to take early possession of additional square footage under an expansion provision in the original contract at an earlier date than provided for under the original agreement. The expansion option provided us with 23,821 additional square feet, most of which will be dedicated laboratory space, in exchange for an incremental increase in our fixed monthly payments. The amendment did not change the end date under the original lease term, or provide any additional options not already provided for under the original agreement. We evaluated the amendment under ASC Topic 842, Leases, and determined that it constituted a modification to an existing contract and assessed the classification remained an operating lease. Following the modification, our obligations for the remaining lease term increased and we used $1.3 million of lease incentives for leasehold improvements. As of September 30, 2024, we had no remaining credits for leasehold improvements under this contract. In our remeasurement, we recognized an additional $0.6 million in operating lease assets in exchange for an equal amount of additional lease liabilities.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Discount Rate
We remeasured our lease obligations using our incremental borrowing rate as of the Modification Date. The incremental borrowing rate is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. As of the Modification Date, we had outstanding borrowings under the “2024 LSA” and referred to the interest rate of such debt for use as our incremental borrowing rate.
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
The tables below provide information, by level within the fair value hierarchy, of our financial assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (in thousands):

	As of September 30, 2024
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds(1)	$89,571	$—	$—	$89,571
U.S. government securities(2)	$184,826	$—	$—	$184,826
Liabilities
Contingent consideration(3)	$—	$—	$—	$—

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
Contingent Consideration
In connection with our acquisition of AltheaDx, we agreed to pay contingent consideration of up to $75.0 million of commercial milestone payments based on the achievement of certain net revenue targets relating to the years ending December 31, 2022, 2023 and 2024 (“AltheaDx Earnout Payments”). The portion of the AltheaDx Earnout Payments associated with the commercial milestones for the year ended December 31, 2023 was $37.5 million and was not paid since the applicable commercial milestones were not met. The AltheaDx Earnout Payments included a 2022 catch-up provision for additional payment of up to $17.5 million that expired in 2023. Therefore, as of September 30, 2024, we have a potential payment obligation of up to $20.0 million with respect to the remaining commercial milestones for 2024. If the settlement of the remaining portion of the AltheaDx Earnout Payments would have occurred on September 30, 2024, no amounts would have been due because no commercial milestones had been achieved as of such date.
The contingent consideration was classified as a Level 3 fair value measurement due to the use of significant unobservable inputs and a Monte Carlo simulation to determine its fair value. The Monte Carlo simulation uses projections of the commercial milestones for the applicable period as well as the corresponding targets and approximate timing of payment based on the terms of the arrangement. The valuation of the AltheaDx contingent consideration was zero as of September 30, 2024 and December 31, 2023, and no gains or losses were recorded associated with changes in fair value during the three and nine months ended September 30, 2024 and 2023.
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

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
13. Stock Incentive Plans and Stock-Based Compensation
Stock Incentive Plans
Effective January 1, 2024, an additional 1,370,526 shares became available under our 2019 Equity Incentive Plan (the “2019 Plan”) pursuant to an automatic annual increase. The 2019 Plan provides for automatic annual increases to the number of shares authorized for issuance, equal to 5% of our common shares outstanding as of the immediately preceding year end, through January 1, 2029. As of September 30, 2024, 556,925 shares remained available for grant under the 2019 Plan.
On December 22, 2022, our board of directors approved the 2022 Inducement Plan (the “Inducement Plan”). Our Inducement Plan provides for the grant of RSU awards and other stock awards made as an inducement material to the grantee’s entering into employment with us to the extent such grantee was not previously an employee of ours or is entering into employment following a bona fide period of non-employment with us. As of September 30, 2024, there were 348,917 shares available for grant under the Inducement Plan.
Stock Options
Stock option activity under our stock plans for the nine months ended September 30, 2024 is set forth below:

		Weighted-Average
	Stock Options Outstanding	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2023	3,208,979	$35.38
Granted	3,379	$71.22
Exercised	(111,223)	$14.78
Forfeited/Cancelled	(61,197)	$39.96
Balance as of September 30, 2024	3,039,938	$36.09	5.8	$13,365
Exercisable at September 30, 2024	2,789,681	$35.29	5.7	$13,310
Restricted Stock Units
RSUs represent the right to receive shares of our common stock at a specified future date, subject to vesting. Our RSUs generally vest annually from the grant date in four equal installments subject to the holder’s continued service with us. We issue new shares of common stock upon the vesting of RSUs.
The following table summarizes our RSU activity for the nine months ended September 30, 2024:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2023	2,805,075	$25.48
Granted	1,515,966	$21.52
Vested(1)	(290,337)	$25.60
Forfeited/Cancelled	(299,980)	$21.78
Balance as of September 30, 2024	3,730,724	$24.16

(1)The aggregate number of shares withheld upon vesting for employee tax obligations was 71,944 for the nine months ended September 30, 2024.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Performance-Based Restricted Stock Units
PSUs represent the right to receive shares of our common stock contingent upon the achievement of certain financial performance measures. We issue new shares of common stock upon the vesting of PSUs.
On August 9, 2024 (the “Initial Vesting Date”), the Board certified that the revenue goal for the PSUs granted on December 23, 2022 (“2022 PSUs”) was achieved. Therefore, 50% of the 2022 PSUs were vested and we immediately recognized $0.1 million of stock-based compensation related to this performance metric. The remaining 50% of the 2022 PSUs are all subject to time-based vesting and will vest in full on the one-year anniversary of the Initial Vesting Date.
The following table summarizes our PSU activity for the nine months ended September 30, 2024:

	Performance-Based Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2023	196,033	$23.23
Granted	177,513	$21.23
Vested(1)	(98,018)	$23.23
Forfeited/Cancelled	—	$—
Balance as of September 30, 2024	275,528	$21.94

(1)The aggregate number of shares withheld upon vesting for employee tax obligations was 30,046 for the nine months ended September 30, 2024.
Retirement Policy
In January 2023, our board of directors approved a retirement policy (the “Retirement Policy”) that provides for acceleration of a portion of unvested awards that were granted to certain eligible employees upon meeting age, service and notice requirements. We considered the adoption of the Retirement Policy to be a modification of existing awards under ASC Topic 718, Compensation – Stock Compensation. The modification did not result in any incremental compensation cost. However, the adoption of the policy resulted in a new estimate of the requisite service period for certain awards, which we reassess at each balance sheet date. In connection with the Retirement Policy, we accelerated the recognition of compensation expense of $0.4 million and $0.5 million during the three months ended September 30, 2024 and 2023, respectively, and accelerated the recognition of compensation expense of $0.8 million and $1.6 million for the nine months ended September 30, 2024 and 2023, respectively.
Employee Stock Purchase Plan
The ESPP provides for certain automatic increases in the number of shares of common stock reserved for issuance, which resulted in an additional 274,105 shares becoming available under the ESPP effective January 1, 2024. During the nine months ended September 30, 2024, we issued 167,688 shares of common stock pursuant to scheduled purchases under the ESPP. As of September 30, 2024, 1,046,680 shares remained available for issuance under the ESPP.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Determining Fair Value - Summary of Assumptions
We use the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or any other measurement date. The following table sets forth the assumptions used to determine the fair value of stock options:

	Nine Months Ended September 30,
	2024	2023
Average expected term (years)	5.0	5.0
Expected stock price volatility	80.20% - 80.20%	75.57% - 76.01%
Risk-free interest rate	4.39% - 4.39%	3.57% - 3.57%
Dividend yield	—%	—%
The following table sets forth assumptions used to determine the fair value of the purchase rights issued under the ESPP:

	Nine Months Ended September 30,
	2024	2023
Average expected term (years)	1.2	1.3
Expected stock price volatility	59.85% - 130.95%	93.17% - 130.95%
Risk-free interest rate	3.82% - 5.33%	4.74% - 5.33%
Dividend yield	—%	—%
We use the closing price of our common stock on the date of grant to determine the fair value of RSUs and PSUs.
Stock-Based Compensation Expense
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of sales (exclusive of amortization of acquired intangible assets)	$1,464	$1,245	$4,179	$3,719
Research and development	2,345	2,682	7,611	7,755
Selling, general and administrative	9,218	9,116	27,091	27,943
Total stock-based compensation expense	$13,027	$13,043	$38,881	$39,417
For the nine months ended September 30, 2024 and 2023 the weighted-average grant date fair value of stock options granted was $9.23 and $15.99 per option, respectively. For the nine months ended September 30, 2024 and 2023, the weighted-average grant date fair value of the purchase rights granted under the ESPP was $12.28 and $11.51 per share, respectively. As of September 30, 2024, the total unrecognized stock-based compensation cost related to outstanding awards was $77.6 million, which is expected to be recognized over a weighted-average period of 2.2 years. The total unrecognized compensation cost will be adjusted for forfeitures in future periods as they occur.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
14. Income Taxes
For the three and nine months ended September 30, 2024, our effective income tax rate was 72.6% and 36.7%, respectively.
For the three months ended September 30, 2024, differences in our effective rate and the federal statutory rate of 21% was due to revisions in estimated pre-tax income, reflecting uncertainty in continued Medicare coverage for our DecisionDx-SCC test and updated information, as well as stock-based compensation, permanent differences, changes in valuation allowance, research and development tax credit and state income taxes. For the nine months ended September 30, 2024, differences in our effective rate and the federal statutory rate of 21% was due to stock-based compensation, permanent differences, changes in valuation allowance, research and development tax credit and state income taxes.
For the three and nine months ended September 30, 2023, our effective income tax rate was immaterial.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q with our audited financial statements and notes thereto as of and for the years ended December 31, 2023 and 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, including the section entitled “Critical Accounting Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2024. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Castle,” “we,” “us” and “our” refer to Castle Biosciences, Inc.
Forward-Looking Statements
The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipate,” “believe,” “estimate,” “expect,” “may,” “plan,” “potential,” “will,” “would” or the negative or plural of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions or expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in the 2023 10-K,
Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements, except as may be required by law.
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
Our Mental Health Test
IDgenetix is a PGx test that guides personalized mental health medication selection and management for patients with depression, anxiety and other mental health conditions. We estimate a U.S. TAM of approximately $5 billion.
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
During the nine months ended September 30, 2024, we further expanded our sales and marketing team for our TissueCypher test. We will continue to assess market response in determining further commercial expansions and commercial team structure.
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
The Medicare rates discussed below are prior to giving effect to applicable sequestration in effect from time to time as described in further detail under “Government Regulation and Product Approval—Healthcare Reform” included in Item 1, Business, of the 2023 10-K.

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
On June 2, 2023, Novitas Solutions (“Novitas”), the MAC responsible for administering claims for test reports issued by our Pittsburgh laboratory, posted a finalized oncology biomarker LCD pursuant to which the DecisionDx-SCC test would no longer be covered by Medicare effective July 17, 2023. However, on July 6, 2023, Novitas suspended the final version of the LCD and announced its intent to post a new proposed LCD for comment and presentation at an open meeting. On July 27, 2023, Novitas posted a nearly identical proposed oncology biomarker LCD that continues to intend to rely upon evidentiary reviews sourced from three databases: ClinGen, OncoKB and NCCN. The proposed LCD also recommends non-coverage for our DecisionDx-SCC test. The comment period for the proposed LCD ended on September 9, 2023. On July 26, 2024, Novitas posted a note that it had been granted an extension by CMS. We cannot predict whether this LCD will be finalized as proposed or what the timing of any final LCD might be.
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

The number of test reports delivered by us during the nine months ended September 30, 2024 and 2023 and for the year ended December 31, 2023 are presented in the table below:

	Proprietary Dermatologic GEP Tests
	DecisionDx- Melanoma	DecisionDx-SCC	Diagnostic GEP offering (1)	Dermatologic Total	DecisionDx-UM	TissueCypher(2)	IDgenetix	Grand Total
Q1 2024	8,384	3,577	998	12,959	422	3,429	4,078	20,888
Q2 2024	9,585	4,277	1,099	14,961	456	4,782	4,903	25,102
Q3 2024	9,367	4,195	933	14,495	397	6,073	5,045	26,010
For the nine months ended September 30, 2024	27,336	12,049	3,030	42,415	1,275	14,284	14,026	72,000

Q1 2023	7,583	2,411	980	10,974	409	1,383	2,150	14,916
Q2 2023	8,597	2,681	953	12,231	461	1,447	2,681	16,820
Q3 2023	8,559	2,820	1,011	12,390	399	2,829	2,791	18,409
For the nine months ended September 30, 2023	24,739	7,912	2,944	35,595	1,269	5,659	7,622	50,145
Q4 2023	8,591	3,530	1,018	13,139	405	3,441	3,299	20,284
For year ended December 31, 2023	33,330	11,442	3,962	48,734	1,674	9,100	10,921	70,429

(1)Includes MyPath Melanoma and DiffDx-Melanoma. We offered both MyPath Melanoma and DiffDx-Melanoma under our Diagnostic GEP offering until February 2023 when we suspended the offering of DiffDx-Melanoma, as discussed above.
(2)We temporarily paused accepting additional orders in July 2023, resumed accepting new orders in a phased approach in September 2023, and completed processing of our pre-existing backlog orders in October 2023. We have continued accepting new orders since September 2023.
For the three and nine months ended September 30, 2024, our test report volume increased by 41.3% and 43.6%, respectively, compared to the same period in 2023. Our dermatologic test report volume increased by 17% and 19.2% for the three and nine months ended September 30, 2024, respectively, compared to the prior period in 2023. For the nine months ended September 30, 2024, we have experienced higher test report volumes for all of our tests compared to the prior period in 2023. For a discussion of how we recognize revenue derived from our tests, refer to — “Components of Results of Operations—Net Revenues” below.
In August 2024, we amended our Pittsburgh commercial real estate lease to add 23,821 square feet to our existing facilities, most of which will be used as dedicated lab space for processing our TissueCypher test. As of September 30, 2024, substantially all leasehold improvements for this added space were complete and the added lab space was ready for use. We expect the additional space will allow us to continue developing our business through our TissueCypher product line.
For our DecisionDx-SCC product line, we continue to see opportunities for leverage, where many of the clinicians ordering our DecisionDx-Melanoma are the same clinicians who order our DecisionDx-SCC test. During each of the nine months ended September 30, 2024 and 2023, approximately 75% of all clinicians ordering DecisionDx-SCC had also ordered our DecisionDx-Melanoma test during that same period.
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
Other Events
Impact of Macroeconomic Conditions
Macroeconomic conditions, including uncertainties associated with the Israel-Hamas war, the ongoing conflict between Ukraine and Russia, the U.S. presidential election, economic slowdowns, public health crises, labor shortages, recessions or market corrections, supply chain disruptions, inflation and monetary policy shifts, liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, changes to interest rates and financial and credit market fluctuations, volatility in the capital markets and other evolving macroeconomic developments, continue to have direct and indirect impacts on our business and could in the future materially impact our results of operations and financial condition. We continue to actively monitor the impact of these macroeconomic factors on our results of operations, financial condition and cash flows. The extent of the impact of these factors on our operational performance and financial condition, including our ability to execute our business strategies and initiatives in the expected timeframe, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business.
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
Cost of Sales (exclusive of amortization of acquired intangible assets)
The components of our cost of sales are material and service costs associated with testing samples, personnel costs (including salaries, bonuses, benefits and stock-based compensation expense), electronic medical record set up costs, order and delivery systems, shipping charges to transport samples, third-party test fees, and allocated overhead including rent, information technology costs, equipment and facilities depreciation and utilities. Costs associated with testing samples are recorded when the test is processed regardless of whether and when revenues are recognized with respect to that test. As a result, our cost of sales as a percentage of revenues may vary significantly from period to period because we do not recognize all revenues in the period in which the associated costs are incurred. We expect cost of sales in absolute dollars to increase as the number of tests we perform increases. Additionally, we expect cost of sales to increase with the expansion of laboratory capacity and staffing in advance of the anticipated growth of our more recently launched tests and tests acquired through acquisitions. For example, we commenced operations in a newly expanded laboratory facility in Pittsburgh, Pennsylvania in the second quarter of 2023 and subsequently amended the lease in August of 2024, adding 23,821 square feet to our existing facilities.
Gross margin and gross margin percentage are key indicators we use to assess our business. See the table in “—Results of Operations—Comparison of the Three Months Ended September 30, 2024 and 2023” and “—Results of Operations—Comparison of the Nine Months Ended September 30, 2024 and 2023” for details.
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
We expect to use a portion of our cash and cash equivalents and marketable investment securities to further support and accelerate our research and development activities, including important studies that are underway to support our DecisionDx-Melanoma test. For instance, in February 2023, we announced the publication of data from the DECIDE study presenting DecisionDx-Melanoma test results influenced 85% of clinicians’ decisions regarding the SLNB surgical procedure. Additionally, use of the tests’ results within current guideline recommendations led to a significant reduction in SLNB procedures performed, demonstrating the clinical value of the test to guide risk-aligned patient care. Also, in 2021, we initiated our large prospective, multi-center clinical study to develop, validate and bring to market a pipeline genomic test, or tests, aimed at predicting response to systemic therapy in patients with moderate to severe psoriasis, atopic dermatitis and related inflammatory skin conditions. Since December 31, 2023, we continue to maintain active clinical study test sites and a consistent number of patients enrolled in this study. Assuming we are successful in validating a genomic test, or tests, for one or more of these uses, then we expect to launch this pipeline test by the end of 2025.
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
Income Tax Expense
Revisions in our estimate of annual pre-tax income, relating to uncertainty in continued Medicare coverage for our DecisionDx-SCC test and updated information, are sources of variability in our effective tax rates from period to period. As of December 31, 2023, we had federal net operating loss (“NOL”) carryforwards of $197.1 million, of which $92.0 million will begin to expire in 2029 if not utilized to offset federal taxable income, and $105.1 million may be carried forward indefinitely. As of December 31, 2023, we also had state NOL carryforwards of $114.3 million, which begin to expire in 2028 if not utilized to offset state taxable income.

Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2024	2023
	(unaudited)
Net revenues	$85,782	$61,493	$24,289	39.5%
Operating expenses
Cost of sales (exclusive of amortization of acquired intangible assets)	15,609	11,319	4,290	37.9%
Research and development	12,323	12,923	(600)	(4.6)%
Selling, general and administrative	50,499	44,619	5,880	13.2%
Amortization of acquired intangible assets	2,272	2,272	—	—%
Total operating expenses, net	80,703	71,133	9,570	13.5%
Operating income (loss)	5,079	(9,640)	14,719	152.7%
Interest income	3,404	2,769	635	22.9%
Interest expense	(201)	(2)	(199)	NM
Income (loss) before income taxes	8,282	(6,873)	15,155	220.5%
Income tax expense	6,013	32	5,981	NM
Net income (loss)	$2,269	$(6,905)	$9,174	132.9%

NM = Not meaningful

The following table indicates the amount of stock-based compensation expense (non-cash) reflected in the line items above (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
	(unaudited)
Cost of sales (exclusive of amortization of acquired intangible assets)	$1,464	$1,245	$219
Research and development	2,345	2,682	(337)
Selling, general and administrative	9,218	9,116	102
Total stock-based compensation expense	$13,027	$13,043	$(16)
The following table provides a disaggregation of net revenues by type (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
	(unaudited)
Dermatologic(1)	$65,060	$51,151	$13,909
Non-Dermatologic(2)	20,722	10,342	10,380
Total net revenues	$85,782	$61,493	$24,289

(1)Consists of DecisionDx-Melanoma, DecisionDx-SCC and our Diagnostic GEP offering.
(2)Consists of TissueCypher, DecisionDx-UM and IDgenetix.

The following table presents the calculation of gross margin (in thousands, except percentages):

	Three Months Ended September 30,
	2024	2023	Change
	(unaudited)
Net revenues	$85,782	$61,493	$24,289
Less: Cost of sales (exclusive of amortization of acquired intangible assets)	15,609	11,319	4,290
Less: Amortization of acquired intangible assets	2,272	2,272	—
Gross margin	$67,901	$47,902	$19,999
Gross margin percentage	79.2%	77.9%	1.3%
Net Revenues
Net revenues for the three months ended September 30, 2024 increased by $24.3 million, or 39.5%, to $85.8 million compared to the three months ended September 30, 2023, due to a $13.9 million increase in revenue from our dermatologic tests and a $10.4 million increase in revenue from our non-dermatologic tests.
The $13.9 million increase in net revenues for our Dermatologic tests was primarily attributable to our DecisionDx-SCC test, which was due to higher test report volumes and a higher realized average selling price (“ASP”), as well our DecisionDx-Melanoma test which had higher test report volumes though a slightly lower ASP. For the three months ended September 30, 2024 compared to the three months ended September 30, 2023, test report volumes for our DecisionDx-SCC and DecisionDx-Melanoma tests increased by 48.8% and 9.4%, respectively. Increases in realized ASP for our DecisionDx-SCC test were primarily attributable to an increase in our Medicare reimbursement rate for this test, beginning in July 2023.
The $10.4 million increase in net revenues from our non-dermatologic tests was largely attributable to a 114.7% increase in test report volumes for our TissueCypher test, and, to a lesser extent, to our IDgenetix test which also had higher test report volumes. Increases in our TissueCypher test report volumes reflect growth through our sales force efforts as well as the impacts of a temporary pause in accepting new orders from July 2023 through September 2023, during which time our lab operations team successfully implemented certain process improvements, automations, and operational enhancements for this test to support future growth. Net revenue from our non-dermatologic tests as a percentage of total net revenue increased from 16.8% for the three months ended September 30, 2023 to 24.2% for the three months ended September 30, 2024.
Cost of Sales (exclusive of amortization of acquired intangible assets)
Cost of sales (exclusive of amortization of acquired intangible assets) for the three months ended September 30, 2024 increased by $4.3 million, or 37.9%, compared to the three months ended September 30, 2023, primarily due to higher personnel costs and higher expense for supplies and lab services. Increases in personnel costs reflect a higher headcount, due to additions made to support business growth in response to growing test report volumes, as well as merit and annual inflationary wage adjustment for existing employees. Higher expense for supplies and lab services also reflects higher test report volumes.
Due to the nature of our business, a significant portion of our cost of sales expenses represents fixed costs associated with our testing operations. Accordingly, our cost of sales expense will not necessarily increase or decrease commensurately with the change in net revenues from period to period. We expect our cost of sales expenses (exclusive of amortization of acquired intangible assets) to continue to increase in future periods as we hire additional laboratory personnel and related resources to support expected operational growth and higher test volumes.
Gross Margin
Our gross margin percentage was 79.2% for the three months ended September 30, 2024, compared to 77.9% for the same period in 2023. The increase was primarily due to higher revenues which were attributable to increases in both test report volumes and average selling prices, partially offset by higher personnel costs, higher expense for supplies, and higher expense incurred through our expanded laboratory capacity and higher test report volumes.

Research and Development
Research and development expenses decreased by $0.6 million, or 4.6%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, and primarily reflect slightly lower expense for clinical studies and personnel costs.
We expect to continue incurring research and development expenses through our continued investments in our ongoing pipeline initiatives and as we seek opportunities to build evidentiary support and new tests where commercial opportunities exist.
Selling, General and Administrative
The following table provides a breakdown of SG&A expenses (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
	(unaudited)
Sales and marketing	$29,835	$28,496	$1,339
General and administrative	20,664	16,123	4,541
Total selling, general and administrative expense	$50,499	$44,619	$5,880
Sales and marketing expenses increased by $1.3 million, or 4.7%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily reflecting higher travel and transportation costs incurred through our business development activities as well as slightly higher marketing costs and relatively consistent personnel costs. Stock-based compensation expense included in sales and marketing was $4.0 million for the three months ended September 30, 2024, compared to $4.4 million for the three months ended September 30, 2023.
General and administrative expenses increased by $4.5 million, or 28.2%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, and was primarily due to higher personnel costs, higher professional fees and higher information technology related costs. Higher personnel cost reflects headcount expansions in our administrative support functions as well as merit and annual inflationary wage adjustment for existing employees. Stock-based compensation expense included in general and administrative expense was $5.2 million for the three months ended September 30, 2024, compared to $4.7 million for the three months ended September 30, 2023.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets for the three months ended September 30, 2024 was $2.3 million and remains consistent as compared to the three months ended September 30, 2023.
Interest Income
Interest income increased by $0.6 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily as a result of higher average balances of marketable investment securities and slightly higher interest rates.
Interest Expense
Interest expense increased by $0.2 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to interest incurred on our long-term debt where we had no debt outstanding during the comparative period.
Income Tax Expense
Income tax expense was $6.0 million for the three months ended September 30, 2024 and was due to revisions in estimated pre-tax income, reflecting uncertainty in continued Medicare coverage for our DecisionDx-SCC test and updated information, as well as stock-based compensation, permanent differences, changes in valuation allowance, research and development tax credit and state income taxes. We recorded a minimal amount in income tax expense for the three months ended September 30, 2023.

Stock-Based Compensation Expense
Stock-based compensation expense, which is allocated among cost of sales, research and development expense and SG&A expense, was $13.0 million for the three months ended September 30, 2024 and 2023, respectively. We expect material increases in stock-based compensation expense in future periods, attributable to both existing awards outstanding and anticipated additional grants to our current and future employees. As of September 30, 2024, we had 710 employees, compared to 587 as of September 30, 2023. As of September 30, 2024, the total unrecognized stock-based compensation cost related to outstanding awards was $77.6 million, which is expected to be recognized over a weighted-average period of 2.2 years.
Comparison of the Nine Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2024	2023
	(unaudited)
Net revenues	$245,758	$153,668	$92,090	59.9%
Operating expenses
Cost of sales (exclusive of amortization of acquired intangible assets)	44,022	32,559	11,463	35.2%
Research and development	40,268	40,624	(356)	(0.9)%
Selling, general and administrative	150,082	136,062	14,020	10.3%
Amortization of acquired intangible assets	6,766	6,742	24	0.4%
Total operating expenses, net	241,138	215,987	25,151	11.6%
Operating income (loss)	4,620	(62,319)	66,939	107.4%
Interest income	9,544	7,504	2,040	27.2%
Interest expense	(485)	(9)	(476)	NM
Income (loss) before income taxes	13,679	(54,824)	68,503	125.0%
Income tax expense	5,024	62	4,962	NM
Net income (loss)	$8,655	$(54,886)	$63,541	115.8%

NM = Not meaningful

The following table indicates the amount of stock-based compensation expense (non-cash) reflected in the line items above (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
	(unaudited)
Cost of sales (exclusive of amortization of acquired intangible assets)	$4,179	$3,719	$460
Research and development	7,611	7,755	(144)
Selling, general and administrative	27,091	27,943	(852)
Total stock-based compensation expense	$38,881	$39,417	$(536)

The following table provides a disaggregation of net revenues by type (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
	(unaudited)
Dermatologic(1)	$193,223	$130,097	$63,126
Non-Dermatologic(2)	52,535	23,571	28,964
Total net revenues	$245,758	$153,668	$92,090

(1)Consists of DecisionDx-Melanoma, DecisionDx-SCC and our Diagnostic GEP offering.
(2)Consists of TissueCypher, DecisionDx-UM and IDgenetix.
The following table presents the calculation of gross margin (in thousands, except percentages):

	Nine Months Ended September 30,
	2024	2023	Change
	(unaudited)
Net revenues	$245,758	$153,668	$92,090
Less: Cost of sales (exclusive of amortization of acquired intangible assets)	44,022	32,559	11,463
Less: Amortization of acquired intangible assets	6,766	6,742	24
Gross margin	$194,970	$114,367	$80,603
Gross margin percentage	79.3%	74.4%	4.9%
Net Revenues
Net revenues for the nine months ended September 30, 2024 increased by $92.1 million, or 59.9%, to $245.8 million compared to the nine months ended September 30, 2023, due to a $63.1 million increase in revenue from our dermatologic tests and a $29.0 million increase in revenue from our non-dermatologic tests.
The $63.1 million increase from our dermatologic tests was primarily due to a higher ASP for DecisionDx-SCC test, where we began receiving Medicare reimbursement at a higher rate beginning in July 2023, a 52.3% increase in DecisionDx-SCC test report volumes, and a 10.5% increase in DecisionDx-Melanoma test report volumes.
The $29.0 million increase in revenue from our non-dermatologic tests was largely attributable to a 152% increase in tests report volumes for our TissueCypher test, and, to a much lesser extent, a higher realized ASP. Increases in our TissueCypher test report volumes reflect growth through our sales force efforts as well as the impacts of a temporary pause in accepting new orders from July 2023 through September 2023, during which time our lab operations team successfully implemented certain process improvements, automations, and operational enhancements for this test to support future growth. Our IDgenetix and DecisionDx-UM tests also contributed to the increase in non-dermatologic revenues, with both tests having higher test report volumes as well as higher ASPs. Net revenue from our non-dermatologic tests as a percentage of total net revenue increased from 15.3% for the nine months ended September 30, 2023 to 21.4% for the nine months ended September 30, 2024.
Cost of Sales (exclusive of amortization of acquired intangible assets)
Cost of sales (exclusive of amortization of acquired intangible assets) for the nine months ended September 30, 2024 increased by $11.5 million, or 35.2%, compared to the nine months ended September 30, 2023, primarily due to higher personnel costs and expense for supplies and lab services. Increases in personnel costs reflect a higher headcount, due to additions made to support business growth in response to growing test report volumes, as well as merit and annual inflationary wage adjustment for existing employees. Higher expense for supplies and lab services also reflects higher test report volumes.
Due to the nature of our business, a significant portion of our cost of sales expenses represents fixed costs associated with our testing operations. Accordingly, our cost of sales expense will not necessarily increase or decrease commensurately with the change in net revenues from period to period. We expect our cost of sales expenses (exclusive of amortization of acquired intangible assets) to continue to increase in future periods as we hire additional laboratory personnel and related resources to support our expected operational growth and higher test volumes.
Gross Margin
Our gross margin percentage was 79.3% for the nine months ended September 30, 2024, compared to 74.4% for the nine months ended September 30, 2023. The increase was primarily due to higher revenues, partially offset by higher personnel costs, higher expense for supplies and lab services and higher expense incurred through our expanded laboratory capacity and higher test report volumes.
Research and Development
Research and development expenses decreased by $0.4 million, or 0.9%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily reflecting lower clinical studies costs, lower organizational development costs, and lower expense for laboratory supplies, partially offset by higher personnel costs.
We expect to continue incurring research and development expenses through our continued investments in our ongoing pipeline initiatives and as we seek opportunities to build evidentiary support and new tests where commercial opportunities exist.
Selling, General and Administrative
The following table provides a breakdown of SG&A expenses (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
	(unaudited)
Sales and marketing	$93,054	$86,693	$6,361
General and administrative	57,028	49,369	7,659
Total selling, general and administrative expense	$150,082	$136,062	$14,020
Sales and marketing expenses increased by $6.4 million, or 7.3%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase is primarily due to higher personnel costs, higher expense incurred through organizational and business development activities and higher marketing expense. Increases in personnel costs reflect a higher headcount as well as merit and annual inflationary wage adjustment for existing employees. Higher test report volumes is a result of our continued investments in human capital for our sales organization. Stock-based compensation expense included in sales and marketing expense was $13.5 million for the nine months ended September 30, 2024, compared to $14.0 million for the nine months ended September 30, 2023.
General and administrative expenses increased by $7.7 million, or 15.5%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase is primarily due to higher personnel costs, professional fees and information technology-related costs. Increases in personnel costs reflect headcount expansions in our administrative support functions as well as merit and annual inflationary wage adjustment for existing employees. Stock-based compensation expense included in general and administrative expense was $13.6 million for the nine months ended September 30, 2024, compared to $13.9 million for the nine months ended September 30, 2023.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets for the nine months ended September 30, 2024 was $6.8 million and remains consistent as compared to the nine months ended September 30, 2023.
Interest Income
Interest income increased by $2.0 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily as a result of higher average balances of marketable investment securities and slightly higher interest rates.

Interest Expense
Interest expense increased by $0.5 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to interest incurred on our long-term debt where we had no debt outstanding during the comparative period.
Income Tax Expense
Income tax expense was $5.0 million for the nine months ended September 30, 2024 and was due to revisions in estimated pre-tax income, reflecting uncertainty in continued Medicare coverage for our DecisionDx-SCC test and updated information, as well as stock-based compensation, permanent differences, changes in valuation allowance, research and development tax credit and state income taxes. We recorded a minimal amount in income tax expense for the nine months ended September 30, 2023.
Stock-Based Compensation Expense
Stock-based compensation expense, which is allocated among cost of sales, research and development expense and SG&A expense, totaled $38.9 million for the nine months ended September 30, 2024, compared to $39.4 million for the nine months ended September 30, 2023. We expect material increases in stock-based compensation expense in future periods, attributable to both existing awards outstanding and anticipated additional grants to our current and future employees. As of September 30, 2024, we had 710 employees compared to 587 as of September 30, 2023. As of September 30, 2024, the total unrecognized stock-based compensation cost related to outstanding awards was $77.6 million, which is expected to be recognized over a weighted-average period of 2.2 years.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents, marketable investment securities, cash generated from the sale of our products and our line-of-credit under the 2024 Loan and Security Agreement (the “2024 LSA”). All of our marketable investment securities are considered investment grade, are readily available for use in current operations and have contractual maturities of one year or less. As of September 30, 2024 and December 31, 2023, we had marketable investment securities of $184.8 million and $144.3 million, respectively. As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of $95.0 million and $98.8 million, respectively. As of September 30, 2024, we had a $25 million credit-line available under the 2024 LSA.
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
As mentioned above, we expect to use a portion of our cash and cash equivalents and marketable investment securities to further support and accelerate our research and development activities, including the clinical studies noted above in “—Components of the Results of Operations—Research and Development.”
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
In July 2023, following approval by our board of directors, we entered into a definitive agreement to purchase a plot of land located in Friendswood, Texas for a purchase price of $7.6 million, subject to certain adjustments, for the purpose of developing a commercial office building to be used as our future corporate headquarters. In February 2024, we closed on the purchase of the land for cash consideration of $7.2 million. The development project will include a four-story headquarters building, which will encompass approximately 80,000 square feet of Class A office space. Construction began in May 2024 and is expected to continue through early 2026, at which time the building is expected to be ready for occupancy and use. Over the duration of this project, we expect to make significant capital expenditures in form of payments to the developer under a percentage of completion basis. As of September 30, 2024, the development project is expected to cost a total of approximately $40 million. During the nine months ended September 30, 2024, we have made minimal capital expenditures in the planning and early development phases of this project. We intend to use the proceeds from the 2024 Term Loan, the 2024 Credit Line and our existing cash and cash equivalents to pay for this project.
In connection with our acquisition of AltheaDx, we agreed to pay contingent consideration of up $75.0 million, payable 50% in cash and 50% in common stock, based on the achievement of certain commercial milestones relating to the years ending December 31, 2022, 2023 and 2024. The portion of the AltheaDx Earnout Payments associated with the commercial milestones for the year ended December 31, 2023 was $37.5 million and was not paid since the applicable commercial milestones were not met. The AltheaDx Earnout Payments included a 2022 catch-up provision for additional payment of up to $17.5 million that expired in 2023. Therefore, as of September 30, 2024, we have a potential payment obligation of up to $20.0 million with respect to the remaining commercial milestones for 2024. The number of shares of our common stock that may be issued in connection with the commercial milestone payment for 2024 is subject to limitations. As of September 30, 2024, we believe it to be unlikely that the remaining commercial milestones will be met and that future payments will be due.
Since our inception, we have generally incurred significant losses and negative operating cash flows. For the year ended December 31, 2023, we had a net loss of $57.5 million, used $5.6 million in operating cash flows, and had an accumulated deficit of $218.4 million. For the nine months ended September 30, 2024, we had net income of $8.7 million and positive operating cash flows of $40.5 million. Our ability to maintain profitability will heavily depend on us maintaining Medicare coverage for our currently marketed products, on the successful commercialization of the products we plan to launch in the future, and our ability to manage operating expenses. We expect to incur additional expenses in the future as we invest in the commercialization of our existing products and the development and commercialization of our current pipeline products and future product candidates. We believe that our existing cash and cash equivalents, marketable investment securities and anticipated cash generated from the sale of our commercial products will be sufficient to fund our operations for at least the next 12 months. We believe we will meet longer-term expected cash requirements and obligations through a combination of existing cash and cash equivalents, marketable investment securities and anticipated cash generated from sales of our products and issuances of equity securities or debt offerings. However, we have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. There are numerous risks and uncertainties associated with developing genomic tests, including, among others, the uncertainty of:
•successful commencement and completion of clinical study protocols;
•successful identification and acquisition of tissue samples;
•the development and validation of genomic classifiers; and
•acceptance of new genomic tests by clinicians, patients and third-party payors including competitor actions.
Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate our exact working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of, many factors, including those listed above as well as those listed in Part I, Item 1A, “Risk Factors” in the 2023 10-K and Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the SEC.
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

Long-Term Debt
We had no debt as of December 31, 2023. Our long-term debt as of September 30, 2024 is presented in the table below (in thousands):

September 30, 2024
(Unaudited)
Term debt	$10,200
Unamortized discount	(185)
Total long-term debt	10,015
Less: Current portion of long-term debt	—
Total	$10,015
2024 Loan and Security Agreement
On March 26, 2024 (the ‘‘Closing Date’’), we entered into the ‘2024 LSA, by and between the Company, its wholly owned subsidiary, Castle Narnia Real Estate Holding 1, LLC and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (the “Lender’’). The 2024 LSA provides for (i) on the Closing Date, $10.0 million aggregate principal amount of term loans (discussed in the ‘‘2024 Term Loan’’ section below), and (ii) from the Closing Date until March 31, 2025, an additional line of credit of $25.0 million with the same interest rate and maturity as the term debt available (discussed in ‘‘—2024 Credit Line’’ below) at our option.
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
In addition, the 2024 LSA contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be liable for immediate repayment of all obligations under the 2024 LSA. Should we seek to amend the terms of the 2024 LSA, the consent of the Lender would be required. As of September 30, 2024, we were in compliance with this covenant.
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
2024 Term Loan
On March 26, 2024, we drew $10.0 million in Term Loans under the terms and provisions of the 2024 LSA. We are obligated to make a final payment of $0.2 million under the terms of the 2024 LSA final payment provisions. A discount on debt equal to this obligation was recorded on the draw date and is being amortized as additional interest expense using the effective interest method over the term of the debt. As of September 30, 2024, the effective interest rate for all outstanding debt under the 2024 Term Loan was 8.60%.
2024 Credit Line
We have a $25.0 million line of credit under the terms and provisions of the 2024 LSA available from the Closing Date until March 31, 2025. Amounts repaid under the 2024 Credit Line may not be reborrowed. As of September 30, 2024, no draws had been made on the line of credit.
Leases
We have entered into various operating and finance leases, which are primarily associated with our laboratory facilities and office space.

Total undiscounted future minimum payment obligations under our operating leases and finance leases as of September 30, 2024 totaled approximately $24.0 million, of which $0.8 million is payable through the remainder of 2024 and $23.2 million is payable through early 2034. The leases expire on various dates through 2034 and provide certain options to renew for additional periods.
We expect our lease obligations may increase in the future as we expand our facilities, operations and headcount in support of the anticipated growth in our portfolio of commercial products and pipeline tests.
Cash Flows
The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
	(unaudited)
Net cash provided by (used in) operating activities	$40,501	$(24,213)
Net cash used in investing activities	(55,907)	(8,511)
Net cash provided by financing activities	11,524	999
Net change in cash and cash equivalents	(3,882)	(31,725)
Cash and cash equivalents, beginning of period	98,841	122,948
Cash and cash equivalents, end of period	$94,959	$91,223
Operating Activities
Net cash provided by operating activities was $40.5 million for the nine months ended September 30, 2024, and was primarily attributable to non-cash stock-based compensation expense of $38.9 million, depreciation and amortization of $10.2 million, net income of $8.7 million, deferred income taxes of $3.7 million and decreases in inventory of $1.4 million, partially offset by increases in accounts receivable of $11.9 million, increases in accretion of discounts on marketable investment securities of $5.1 million, decreases in accounts payable of $3.8 million, increases in prepaid expenses and other current assets of $1.7 million and decreases in accrued compensation of $1.3 million.
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
The $64.7 million increase in cash inflows from operating activities for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 is primarily due to increases in collections from customers attributable to higher net revenues partially offset by increases in operating expenditures. During the nine months ended September 30, 2024 net revenues increased by 59.9% compared to the nine months ended September 30, 2023 which outpaced the 11.6% increase in net operating expenses for the same period. In part, the cash provided during the nine months ended September 30, 2024 reflects the payment of annual cash bonuses to our employees as well as certain health care benefit payments totaling $20.8 million, that are not expected to recur during the remainder of 2024. In comparison, we paid $17.7 million during the same period in 2023 towards annual cash bonuses and certain health care benefits.
Investing Activities
Net cash used in investing activities was $55.9 million for the nine months ended September 30, 2024 and consisted primarily of purchases of marketable investment securities of $158.4 million and purchases of property and equipment of $20.8 million, partially offset by the maturity of marketable investment securities of $123.3 million. Net cash used in investing activities was $8.5 million for the nine months ended September 30, 2023 and consisted primarily of purchases of marketable investment securities of $136.7 million and purchases of property and equipment of $9.8 million, partially offset by the maturity of marketable investment securities of $138.0 million.

The $47.4 million increase in cash used in investing activities for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to purchasing $21.7 million more in marketable investment securities and collecting $14.7 million fewer proceeds from maturing marketable investment securities. We also increased our purchases of property and equipment by $10.9 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to our purchase of land for cash consideration of $7.2 million on February 9, 2024.
Financing Activities
Net cash provided by financing activities was $11.5 million for the nine months ended September 30, 2024, and consisted primarily of $10.0 million of proceeds from issuance of long-term debt and $2.3 million of proceeds from contributions to our 2019 Employee Stock Purchase Plan (the “ESPP”) and $1.6 million of proceeds from the exercise of stock options, partially offset by the $2.4 million payment of employee taxes attributable to the vesting of Restricted Stock Units (“RSUs”).
Net cash provided by financing activities was $1.0 million for the nine months ended September 30, 2023, and primarily consisted of $2.0 million of proceeds from contributions to the ESPP and $0.2 million of proceeds from the exercise of stock options, partially offset by the $1.1 million payment of employee taxes attributable to the vesting of RSUs.
Inflation
In 2021, the rate of inflation in the United States began to increase but has continued to subside since the second half of 2022. We do not believe that inflation has had a material impact on our financial results during the three and nine months ended September 30, 2024. We are unable to predict if the rate of inflation will increase in future periods.
Critical Accounting Estimates
During the nine months ended September 30, 2024, there were no significant changes to the information discussed under “Critical Accounting Estimates” included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2023 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates fluctuations. We had cash and cash equivalents of $95.0 million as of September 30, 2024, which include bank deposits and money market funds. We had marketable investment securities of $184.8 million as of September 30, 2024, which include U.S. government securities. Due to the nature of these instruments, we believe that we have no material exposure to interest rate risk.
We had long-term debt of $10.0 million as of September 30, 2024, consisting of an outstanding term loan which bears interest at a floating rate that fluctuates with the WSJ Prime Rate, subject to an interest rate floor of 6.00%. In September 2024, the U.S. Federal Reserve lowered interest rates by 50 basis points, lowering the target for key lending rates by half a percent and the WSJ Prime Rate decreased by 50 basis points thereafter.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 28, 2024, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2023 other than the updates to the risk factors or new risk factors set forth below. New risk factors that were not included in our Annual Report on Form 10-K for the year ended December 31, 2023 have been marked with an asterisk (*).
We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.
Risks Related to Our Financial Position
We may need to raise additional capital to fund our existing operations, commercialize new products or expand our operations.
We believe our existing cash and cash equivalents, marketable investment securities and anticipated cash generated from sales of our products will be sufficient to fund our operations for at least the next 12 months. If our available cash and cash equivalents, marketable investment securities and anticipated cash generated from sales of our products are insufficient to satisfy our liquidity requirements including because of lower demand for our products, lower than currently expected rates of reimbursement from third-party payors or other risks described in this Annual Report on Form 10-K, we may finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. In March 2024, we entered into the 2024 LSA, by and between us, our wholly owned subsidiary, Castle Narnia Real Estate Holding 1, LLC and the Lender. The 2024 LSA provides for (i) on the Closing Date, $10.0 million aggregate principal amount of term loans, and (ii) from the Closing Date until March 31, 2025, an additional $25.0 million available at our option. We drew $10.0 million in Term Loans on the Closing Date. We expect to use the proceeds for the purpose of developing a commercial office building to be used as our future corporate headquarters, and the remainder for working capital and other general corporate purposes.
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
All of our existing tests were marketed prior to April 29, 2024 and are conducted in labs licensed by the New York State Department of Health. If the FDA were to determine that our tests, or modifications thereof, are not within the scope of the FDA's enforcement discretion policy for LDTs for any reason, including based on these final rules or new rules, regulations, policies or guidance, or due to changes in statute, our existing tests may become subject to extensive FDA requirements, or our business may otherwise be adversely affected and lead to potential adverse effects on our business, prospects, results of operations and financial condition. Furthermore, under the terms of this FDA final rule, any future Castle tests developed and commercialized are likely to be subject to extensive FDA requirements which may adversely impact our business, prospects, results of operations and financial conditions. In addition, we would be required to obtain 510(k) or premarket approval (“PMA”) for certain of our tests by October 1, 2027. We would also be subject to device registration and listing requirements, medical device reporting requirements and the requirements of the FDA’s Quality System Regulation. We may be required to conduct clinical trials prior to continuing to sell our existing products or launching any other products we may develop. This may increase the cost of conducting, or otherwise harm, our business.
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
On June 2, 2023, Novitas the MAC responsible for administering claims for test reports issued by our Pittsburgh laboratory, posted a finalized oncology biomarker LCD pursuant to which the DecisionDx-SCC test would no longer be covered by Medicare effective July 17, 2023. However, on July 6, 2023, Novitas suspended the final version of the LCD and announced its intent to post a new proposed LCD for comment and presentation at an open meeting. On July 27, 2023, Novitas posted a nearly identical proposed oncology biomarker LCD that continues to intend to rely upon evidentiary reviews sourced from three databases: ClinGen, OncoKB and NCCN. The proposed LCD also recommends non-coverage for our DecisionDx-SCC test. The comment period for the proposed LCD ended on September 9, 2023. On July 26, 2024, Novitas posted a note that it had been granted an extension by CMS. We cannot predict whether this LCD will be finalized as proposed or what the timing of any final LCD might be.
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
In April 2014, Congress passed the Protecting Access to Medicare Act (“PAMA”) which included substantial changes to the way in which clinical laboratory services are paid under Medicare. Under PAMA, certain laboratories are required to report to CMS commercial third-party payor payment rates and volumes for each test they perform. CMS uses this data to calculate a weighted median payment rate for each test, which will be used to establish revised Medicare CLFS reimbursement rates for the test. Laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. We bill Medicare for our products, and therefore we are subject to reporting requirements under PAMA.
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
Since the effective date of our registration statement through September 30, 2024, we have not used any of the net proceeds from the IPO. Pending such uses, we have invested, and plan to continue to invest, the balance of the net proceeds from the IPO in cash and cash equivalent securities or highly liquid investment securities.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On August 13, 2024, Frank Stokes, Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 6,923 shares of our common stock plus any additional shares that remain unsold under his previous arrangement. The new trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is estimated to be from November 15, 2024 until the earlier of all transaction under the trading arrangement being completed or the termination of the plan.
On September 11, 2024, Tobin Juvenal, our Chief Commercial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 2,230 shares of our common stock plus any additional shares that remain unsold under his previous arrangement. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement will be from January 2, 2025 through December 31, 2025.
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

10.1*	Confirmation of Amendment Provisions, dated as of August 8, 2024, to the Lease Agreement, dated April 1, 2022, by and between the Registrant and ACA Concourse East Unit 3 LLC.

Exhibit Number	Description of document
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).
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

CASTLE BIOSCIENCES, INC.

Date:	November 4, 2024	By:	/s/ Derek J. Maetzold
Derek J. Maetzold President and Chief Executive Officer (Principal Executive Officer)

Date:	November 4, 2024	By:	/s/ Frank Stokes
Frank Stokes Chief Financial Officer (Principal Financial and Accounting Officer)