Form 10-K
period 2024-12-31
CASTLE BIOSCIENCES INC
filed 2025-02-27
CIK 1447362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was $587 million based on the closing price of the registrant’s common stock on June 30, 2024, as reported by the Nasdaq Global Market.
As of February 20, 2025, there were 28,514,109 shares of common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, subsequent to the date hereof pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. The registrant intends to file such proxy statement with the SEC not later than 120 days after the conclusion of its fiscal year ended December 31, 2024.

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
•the impact of geopolitical and macroeconomic developments, such as the Israel-Hamas war, the ongoing conflict between Ukraine and Russia and related sanctions on our business, and changes in trade and tariff policies;
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
•We have incurred significant losses in the past, and we may be unable to sustain profitability in the future.
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
Risks Related to our Business
•Our revenue currently depends primarily on sales from our DecisionDx®-Melanoma, DecisionDx®-SCC and TissueCypher® tests, and we will need to generate sufficient revenue from these products and other products to grow our business.
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
•If one or more of our primary clinical laboratory facilities become damaged or inoperable or we are required to vacate our existing facilities, our ability to conduct our laboratory analysis and pursue our research and development efforts may be jeopardized.
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

•Our products are currently marketed as Laboratory Developed Tests (“LDTs”), and any changes in regulations or the U.S. Food and Drug Administration (“FDA”) enforcement discretion for LDTs, or violations of regulations by us, could adversely affect our business, prospects, results of operations or financial condition.
•We conduct business in a heavily regulated industry, and failure to comply with federal, state and foreign laboratory licensing requirements including those established by the Centers for Medicare and Medicaid (“CMS”) and the applicable requirements of the FDA or any other regulatory authority, could cause us to lose the ability to perform our tests, experience disruptions to our business, or become subject to administrative or judicial sanctions.
•The FDA may modify its enforcement discretion policy with respect to LDTs in a risk-based manner, and we may become subject to extensive regulatory requirements and may be required to conduct additional clinical trials prior to continuing to sell our existing tests or launching any other tests we may develop, which may increase the cost of conducting, or otherwise harm, our business.
•Interim, topline and preliminary data from our clinical studies that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.
•Changes in healthcare policy could increase our costs, decrease our revenues and impact sales of and reimbursement for our products.
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
Risks Related to Ownership of Our Common Stock
•We have and may continue to enter into related party transactions that create conflicts of interest, or the appearance of conflicts of interest, which may harm our business and cause our stock price to decline.
•The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.

PART I

Item 1. Business.
As used in this Annual Report on Form 10-K, unless the context indicates or otherwise requires, “Castle Biosciences,” the “Company,” “we”, “us”, and “our” refer to Castle Biosciences, Inc., a Delaware Corporation.
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
Test Portfolio and Market Overview
Our portfolio consists of test offerings to aid clinicians in the diagnosis and treatment of cancers or precancerous diagnoses in the fields of dermatology, gastroenterology and ophthalmology and a pharmacogenomic (“PGx”) test to guide optimal drug treatment for patients diagnosed with depression, anxiety and other mental health conditions.
Maintaining commercial success for our existing test portfolio requires generating ongoing evidence, such as clinical performance, clinical use documentation, to support appropriate clinician adoption, reimbursement success and guideline inclusion. The clinical validity and utility of our test portfolio is supported by peer-reviewed publications and ongoing clinical studies. Collectively, approximately 157 peer-reviewed articles have been published demonstrating the analytical validity, clinical validity and clinical utility of the tests in our portfolio.
DecisionDx-Melanoma
DecisionDx-Melanoma is our proprietary risk stratification gene expression profile (“GEP”) test that predicts (i) the likelihood of positive sentinel lymph node and (ii) the risk of metastasis, or recurrence, for patients diagnosed with invasive cutaneous melanoma (“CM”), a deadly skin cancer.
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
As of December 31, 2024, 53 peer-reviewed articles, one of which was published in 2024, support the clinical validity, clinical utility and impact on outcomes of our DecisionDx-Melanoma test. Based on our published data, we have shown that DecisionDx-Melanoma can be an accurate, independent predictor of the risk of metastasis or recurrence, including recurrence to the sentinel lymph node.

DecisionDx-SCC
DecisionDx‑SCC is our proprietary GEP test for use in patients with cutaneous squamous cell carcinoma (“SCC”), the second most common form of skin cancer, with one or more risk factors (also referred to as “high-risk” SCC). We estimate 20% of SCC patients, or approximately 200,000 annually in the United States, are classified as high risk, representing an estimated U.S. TAM of approximately $820 million.
DecisionDx-SCC is clinically validated to (i) predict responsiveness to adjuvant radiation therapy (“ART”) and (ii) predict metastatic risk in patients with high-risk SCC. The validity of DecisionDx-SCC for metastasis risk prediction has been shown in a cohort of 897 in a study which was representative of a high-risk SCC population. Multivariate analysis shows DecisionDx-SCC provides strong prognostic information in patients with high-risk SCC. More recently, in 2024 two published studies confirmed the ability of DecisionDx-SCC to predict response to ART. These two propensity matched studies were the largest and second largest studies published to date that focused on the effectiveness of ART in patients diagnosed with high risk SCC. As of December 31, 2024, DecisionDx-SCC was supported by 22 peer-reviewed publications, four of which were published in 2024.
TissueCypher
TissueCypher is our proprietary risk stratification spatial-omics test designed to predict future development of high-grade dysplasia (“HGD”) and/or esophageal cancer in patients with non-dysplastic (“ND”), indefinite dysplasia (“IND”) or low-grade dysplasia (“LGD”) Barrett’s esophagus (“BE”).
There are approximately four million patients in the U.S. currently diagnosed with BE and approximately 415,000 patients annually undergo an endoscopic biopsy with a subsequent diagnosis of ND, IND or LGD BE, representing an estimated U.S. TAM of approximately $1 billion.
As of December 31, 2024, our TissueCypher test is supported by 16 peer-reviewed clinical validation and utility studies.
MyPath Melanoma
MyPath® Melanoma is our proprietary, diagnostic GEP test offering for use in patients with difficult-to-diagnose melanocytic lesions. Of the two million suspicious pigmented lesions biopsied annually in the United States, we estimate approximately 300,000 of those present a difficult-to-diagnose melanocytic lesion, representing an estimated U.S. TAM of approximately $600 million.
As of December 31, 2024, our MyPath Melanoma test is supported by 20 peer-reviewed publications, one of which was published in 2024.
DecisionDx-UM
DecisionDx®-UM is our proprietary, risk stratification GEP test that predicts the risk of metastasis for patients with uveal melanoma (“UM”), also referred to as ocular melanoma. We estimate approximately 2,000 patients in the United States are diagnosed annually with UM, representing an estimated U.S. TAM of approximately $10 million.
DecisionDx-UM has been clinically validated by an independent prospective, multi-center study, by multiple retrospective and prospective single-center studies. As of December 31, 2024, our DecisionDx-UM test is supported by 27 peer-reviewed publications.
IDgenetix
IDgenetix® is our proprietary PGx test that helps guide optimal drug treatment for patients diagnosed with major depressive disorder, schizophrenia, bipolar disorder, anxiety disorders, social phobia, obsessive-compulsive personality disorder, post-traumatic stress disorder, and attention deficit hyperactivity disorder. IDgenetix is designed to provide important genetic information to clinicians to help guide personalized treatment plans for their patients, with the potential to help patients achieve a faster therapeutic response and improve their chances of remission by identifying appropriate medications more efficiently than the standard of care trial-and-error approach. We began offering the IDgenetix test following our acquisition of AltheaDx, Inc. (“AltheaDx”) in April 2022.
IDgenetix is supported by a published, peer-reviewed randomized controlled trial that demonstrated clinical utility over the standard of care when physicians used IDgenetix prior to prescribing a medication. The trial was conducted across 20 independent clinical sites within the United States specializing in psychiatry, internal medicine, obstetrics & gynecology, and family medicine. As of December 31, 2024, our IDgenetix test is supported by 19 peer-reviewed publications.

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
In 2021, we announced the launch of our innovative pipeline initiative to develop a genomic test, or series of tests, aimed at predicting response to systemic therapy in patients with moderate to severe atopic dermatitis (“AD”), psoriasis and related inflammatory skin conditions. In the same year, we initiated a large, prospective, multi-center clinical study to develop and validate this pipeline test, formed a steering committee comprised of leading experts in the field and received Institutional Revenue Board (“IRB”) approval. On December 23, 2024, we announced that preliminary data from our ongoing prospective development and validation study for our pipeline test has shown potential to identify a subset of patients with AD who have increased likelihood to achieve a super response to targeted therapies, indicated by a 90% or greater reduction in Eczema Area and Severity Index score at three months. AD is among the most common inflammatory skin condition, and patient quality of life is severely impacted by this chronic disease. In the United States alone, there are approximately six million patients diagnosed annually with moderate-to-severe AD and approximately 760,000 of these patients seek systemic treatment. As of December 31, 2024, there were more than 39 active clinical study sites and over 1,100 patients enrolled in our inflammatory skin development and validation study. Assuming successful validation, we expect to launch this pipeline test by the end of 2025.
U.S. TAM is based on estimated patient population assuming average reimbursement rate among all payors.
We expect to continue pursuing pipeline initiatives for tests that will complement and expand our test offerings.
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
In December 2021, we acquired Cernostics, Inc. (“Cernostics”) and the TissueCypher platform for $30.7 million in cash consideration. In May 2021, we acquired Myriad myPath, LLC and MyPath Melanoma test from Myriad Genetics, Inc. for $32.5 million in cash consideration.

Test Report Volume and Revenue
The number of test reports we generate is a key indicator that we use to assess our business. Since our inception, we have delivered more than 315,000 clinical patient test reports across our product portfolio. The numbers of test reports delivered by us and our net revenues during the past five years are presented in the table below:

	Years Ended December 31,
	2024	2023	2022	2021	2020
DecisionDx-Melanoma	36,008	33,330	27,803	20,328	16,232
DecisionDx‑SCC(1)	16,348	11,442	5,967	3,510	485
Diagnostic GEP offering(2)	3,909	3,962	3,561	2,662	73
Dermatologic Total	56,265	48,734	37,331	26,500	16,790
DecisionDx-UM	1,699	1,674	1,711	1,618	1,395
TissueCypher(3)	20,956	9,100	2,128	27	—
IDgenetix(4)	17,151	10,921	3,249	—	—
Grand Total	96,071	70,429	44,419	28,145	18,185

Net Revenues (in thousands)	$332,069	$219,788	$137,039	$94,085	$62,649

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
(3)We began offering the TissueCypher test on December 3, 2021, following our acquisition of Cernostics, Inc. (“Cernostics”). Our TissueCypher test report volumes primarily derived from processed backlog orders. We temporarily paused accepting additional orders in July 2023 and resumed accepting new orders in a phased approach in September 2023. We completed processing of our pre-existing backlog orders in October 2023 and continue to accept new orders as of December 31, 2023.
(4)We began offering the IDgenetix test on April 26, 2022, following our acquisition of AltheaDx.
Our Commercial Channel
Sales and Marketing
Our sales and marketing efforts are primarily focused on the U.S. skin cancer and gastroenterology markets. We employ our primary direct sales and marketing strategy to educate clinicians and associated personnel on the clinical and economic benefits of our products. Our sales approach is highly technical, and our team is trained to articulate the scientific and clinical evidence behind our products and how they influence the clinical care pathway and ultimately improve patient outcomes.
We continuously assess market response in determining further commercial expansions and commercial team structure.
Medical Affairs
We also deploy an experienced medical affairs group to assist education of treating clinicians and key opinion leaders, to identify and engage sites for our sponsored clinical studies and to evaluate collaborative study opportunities. Our medical affairs strategy complements our sales, marketing and clinical research operations efforts. We will continue to assess the market needs in determining further expansion of our medical affairs team.
Reimbursement
The primary source of revenue for our products is reimbursement from third-party payors, which includes government payors, such as Medicare, and commercial payors, such as insurance companies. Achieving broad coverage and reimbursement of our current products by third-party payors and continued Medicare coverage are key components of our financial success.
We bill third-party payors and patients for the tests we perform. We have received Medicare coverage for our DecisionDx-Melanoma, DecisionDx-SCC, TissueCypher, MyPath Melanoma, DecisionDx-UM and IDgenetix tests which meet certain criteria for Medicare and Medicare Advantage beneficiaries. A “covered life” means a subscriber, or a dependent of a subscriber, who is insured under an insurance carrier’s policy.
The Medicare rates discussed below are prior to giving effect to applicable sequestration in effect from time to time as described in further detail under "—Government Regulation and Product Approval—Healthcare Reform" included in Part 1, Item 1, “Business,” in this Annual Report on Form 10-K.
Commercial Third-Party Payors
We are actively engaged in efforts to achieve broad coverage and reimbursement for our products, followed by contracting with commercial payors. Achieving positive coverage reduces the need for appeals and reduces failures to collect from the patient’s commercial insurance payor. Even with positive coverage decisions, we still experience delays in time to payment. Achieving in-network contracts with third-party payors can shorten the time required to receive payments. Implementing our strategy includes our managed care, reimbursement and medical affairs teams educating third-party payors regarding our strong clinical utility and outcomes data, which we believe validates the value of our products and will persuade more third-party payors to provide value-based reimbursement.
We have broad positive policy coverage for our DecisionDx-UM test and have executed contracts with certain commercial payors. For our other tests, we engage third-party payors for positive coverage and have received positive policy recommendations from many third-party technical assessment review groups. During the year ended December 31, 2024, we received multiple positive medical policy recommendations from many commercial payors for tests across our product line. We also received multiple positive medical policies and technology assessments from Laboratory Benefit Management (“LBM”) and Technology Evaluation Companies (“TEC”) organizations. We anticipate receiving additional positive medical policy recommendations and technology assessments in the future as we continue to develop and expand our evidence portfolio.
Dependence on Third-Party Payors
We receive a substantial portion of our revenue from a small number of third-party payors. Our revenue from patients covered by Medicare as a percentage of total revenue, was 47% for the year ended December 31, 2024. Additionally, there was a commercial payor from which 15% of our revenue from patients was derived for the year ended December 31, 2024.
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

MyPath Melanoma and DiffDx-Melanoma
MyPath Melanoma was covered under a test-specific LCD policy through Noridian that became effective in June 2019. Effective August 6, 2023, Palmetto and Noridian issued LCDs that converted the test-specific MyPath Melanoma LCD to a “foundational” LCD and provided coverage for both MyPath Melanoma and DiffDx-Melanoma. We estimate that a significant majority of the MyPath Melanoma and DiffDx-Melanoma tests performed for Medicare patients will meet the coverage criteria.
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
On June 2, 2023, Novitas posted a finalized oncology biomarker LCD pursuant to which the DecisionDx-SCC test would no longer be covered by Medicare effective July 17, 2023. However, on July 6, 2023, Novitas suspended the final version of the LCD and announced its intent to post a new proposed LCD for comment and presentation at an open meeting. On July 27, 2023, Novitas posted a nearly identical proposed oncology biomarker LCD that continued to intend to rely upon evidentiary reviews sourced from three databases: ClinGen, OncoKB and NCCN. The proposed LCD also recommends non-coverage for our DecisionDx-SCC test. The comment period for the proposed LCD ended on September 9, 2023. On July 26, 2024, Novitas posted a note that it had been granted an extension by CMS. On January 9, 2025, Novitas finalized the oncology biomarker LCD with an initial effective date of February 23, 2025. Several days later, Novitas changed the effective date for this LCD, extending the effective date to April 24, 2025. Should the LCD become effective as is, then we would anticipate not receiving Medicare reimbursement for DecisionDx-SCC tests performed on or after April 24, 2025.
As previously discussed, the Palmetto MolDX program oversees MAAA tests that are reported from our Phoenix laboratory and Noridian is the MAC responsible for administering claims for test reports issued by our Phoenix laboratory. In the second quarter of 2020, we submitted our technical assessment dossier for DecisionDx-SCC to Palmetto and Noridian. The dossier was accepted as complete in the third quarter of 2020. On June 8, 2023, Palmetto and Noridian recommended no coverage for DecisionDx-SCC in a draft LCD. After the comment period ended on July 22, 2023, the LCD was finalized on July 4, 2024, with an effective date of August 18, 2024.
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
Medicare Reimbursement Rates
DecisionDx-Melanoma
On May 17, 2019, CMS determined that DecisionDx-Melanoma meets the criteria for “new ADLT” status. Our rate is set annually based upon the median private payor rate for the first half of the second preceding calendar year. For example, the rate for 2024 was set using median private payor rate data from January 1, 2022 to June 30, 2022. Our rate for 2022, 2023 and 2024 was $7,193 per test. Our 2025 rate is $7,193 per test.
DecisionDx-UM
On May 17, 2019, CMS determined that DecisionDx-UM meets the criteria for “existing advanced diagnostic laboratory test” status, also referred to as “existing ADLT” status. Our rate is set annually based upon the median private payor rate for the first half of the second preceding calendar year. For example, the rate for 2024 was set using median private payor rate data from January 1, 2022 to June 30, 2022. Our rate for 2022, 2023 and 2024 was $7,776 per test. Our 2025 rate is $7,776 per test.
MyPath Melanoma
On September 6, 2019, MyPath Melanoma was approved as a “new ADLT”. Our rate is set annually based upon the median private payor rate for the first half of the second preceding calendar year. For example, the rate for 2024 was set using median private payor rate data from January 1, 2022 to June 30, 2022. Our rates for 2022, 2023, and 2024 were $1,950 per test, $1,755 per test, and $1,950 per test, respectively. Our 2025 rate is $1,950 per test.
DiffDx-Melanoma
In the second quarter of 2022, we obtained a Proprietary Laboratory Analyses (“PLA”) code for DiffDx-Melanoma. In 2023, DiffDx-Melanoma went through the CMS gapfill process which concluded in September 2023 with CMS posting a final MAC-specific gapfill rate of $1,950 per test. Our rate for 2024 was $1,950 per test and will continue to be $1,950 per test in 2025.
Diagnostic GEP Offering
Our Diagnostic GEP offering included MyPath Melanoma and DiffDx-Melanoma. We began offering MyPath Melanoma following our acquisition of the Myriad MyPath Laboratory on May 28, 2021. In February 2023, we suspended the clinical offering of DiffDx-Melanoma following an internal assessment of the clinical value of DiffDx-Melanoma and MyPath Melanoma, which determined that the technical performance of both tests is comparable. We continue to offer our MyPath Melanoma test.
DecisionDx‑SCC
In the second quarter of 2022, following the completion of a requested medical review and pricing of our DecisionDx-SCC test by Novitas, we obtained a PLA code and began receiving reimbursement from Novitas for DecisionDx-SCC at a rate of $3,873 per test.
On June 30, 2023, CMS determined DecisionDx-SCC meets the criteria for “new ADLT” status. ADLT status determines the process by which the rate is set and is not an indication of Medicare coverage. Effective July 1, 2023 and through March 31, 2024, CMS set the initial period rate equal to the list price of $8,500 per test. Effective April 1, 2024, we continued receiving reimbursement at a rate of $8,500 per test, set by CMS using median private payor rate data for the period July 1, 2023 and November 30, 2023, and this rate will remain effective through December 31, 2025.

TissueCypher
TissueCypher is processed in our Pittsburgh, Pennsylvania laboratory under the Medicare jurisdiction managed by Novitas. From January 1, 2022 through March 31, 2022, we received payments for claims according to the published Clinical Laboratory Fee Schedule (“CLFS”) rate at $2,513 per test. On March 24, 2022, CMS determined TissueCypher meets the criteria for “new ADLT” status. ADLT status exempts TissueCypher from what is called the “14-day rule,” which simplifies the billing process for Medicare patients. From April 1, 2022 through December 31, 2022, CMS set the initial period rate equal to the original list price of $2,350 per test. Effective January 1, 2023, the published CLFS rate for TissueCypher was set at $4,950 per test and remained effective through December 31, 2024. This rate is based on the median private payor rates received between April 1, 2022 and August 31, 2022. Our 2025 rate will continue to be $4,950 per test based on the median private payor rate data from January 1, 2023 to June 30, 2023.
IDgenetix
IDgenetix is currently covered under a Noridian LCD policy and accompanying billing and coding article developed by MolDX. The Medicare coverage includes depression and the following seven additional mental health conditions beyond major depressive disorder: schizophrenia, bipolar disorder, anxiety disorders, social phobia, obsessive-compulsive personality disorder, post-traumatic stress disorder and attention deficit hyperactivity disorder. IDgenetix has historically been billed to Medicare using an unspecified Current Procedural Terminology (“CPT”) code along with the IDgenetix test-specific MolDX Z-code (the “IDgenetix Z-Code”). We acquired AltheaDx and the IDgenetix test in April 2022 and received Medicare reimbursement at a rate of approximately $1,500 per test. In February 2023, MolDX notified us that as part of its annual CPT code updates, IDgenetix should shift billing to a different multi-test generic gene sequencing CPT code (the “New CPT Code”) and continue using the IDgenetix Z-Code beginning in March 2023. The New CPT Code was set at $917 per test while the test went through CMS’s Gapfill pricing process. We believed the new CPT Code, in conjunction with the IDgenetix Z-Code, did not describe all of the components of the IDgenetix test and thus, was not appropriate for IDgenetix. We subsequently obtained a test-specific PLA CPT code which became effective October 1, 2023. In November 2023, CMS posted its final CLFS determination which crosswalks our PLA CPT code to an existing PLA code at a rate of $1,336 per test effective January 1, 2024. In 2024, we were reimbursed at a rate of $1,336 per test and we will continue to be reimbursed at this rate in 2025.
Competition
We are focused on improving health through innovative tests that guide patient care.
We believe the principal competitive factors in our target markets include:
•Proprietary, disciplined approach to genomic and proteomic analysis including the use of proprietary deep learning, machine learning, artificial intelligence (“AI”) and other techniques to identify and optimize biomarker selection and algorithmic approaches to answer the clinically important questions with accurate tests. This involves the ability to design and efficiently conduct the right clinical studies at the right time;
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
•Demonstrated ability to work with, and secure coverage and reimbursement from, governmental and commercial payors; and
•Ability to efficiently commercialize both our current and our pipeline products.
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
Today, our principal competition for the TissueCypher test is existing traditional clinical and pathology assessment. In the future this assessment may include the use of immunohistochemical evaluation of individual protein biomarkers as an aid to pathology. While some clinical and pathology criteria have changed over time, this approach has been the standard of care in the United States for many years, and physicians may be unwilling to accept the validity of the published data and adopt our test until this has become incorporated into clinical guideline recommendations from gastrointestinal clinical societies, or other national guidelines. In addition, we currently face, or may face, competition from companies such as Previse, Interpace Diagnostics, Lucid Diagnostics and other companies. Other companies actively engaged in GERD screening to diagnose BE may also look to develop prognostic tests for patients diagnosed with BE, and these could compete with TissueCypher in the future. In the future, we may face additional competitors.
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
Laboratory Operations
In 2024, we operated laboratory facilities in Phoenix, Arizona and Pittsburgh, Pennsylvania. All of our facilities are Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certified, College of American Pathologists (“CAP”) accredited labs. Additionally, all of our laboratories passed inspection by New York State Department of Health Clinical Laboratory Evaluation Program (“NYS CLEP”) with each of our proprietary tests approved by the New York State Department of Health (“NYSDOH”). We manage these laboratories to produce the volume of testing required to cover our portfolio of products while maintaining efficiencies, redundant capabilities, and business continuity. Our facilities are positioned to operate in all 50 states, including those requiring additional licenses or certifications such as California, Pennsylvania, Rhode Island, Maryland and New York.
Raw Materials and Suppliers
We procure certain reagents, equipment, chips/cards and other materials used to perform our tests from sole suppliers such as ThermoFisher Scientific, Inc., Promega and Qiagen, Inc. Some of these items are unique to these suppliers and vendors. While we have developed alternate sourcing strategies for these materials and vendors and have experienced no business interruption due to an inability to source these materials, we cannot be certain whether these strategies will be effective or whether alternative sources will be available when we need them. If these suppliers can no longer provide us with the materials we need to perform our test services, they do not meet our quality specifications, or we cannot obtain acceptable substitute materials, our business would likely be negatively affected.

License Agreement with The Washington University
In November 2009, we entered into a license agreement (“the “License Agreement”) with The Washington University in St. Louis, Missouri (“WUSTL”), granting us exclusive, worldwide rights to certain patent rights and non-exclusive rights to technical information and research property for developing melanoma-related products (“Products”) and services (“Services”). These rights are utilized exclusively in DecisionDx-UM. The agreement includes provisions for sublicensing under specific conditions, while WUSTL retains the rights to use the licensed patents for research. As the licensed patents were developed with U.S. government funding, they are subject to federal regulations such as “march-in” rights, reporting requirements, and a preference for U.S.-based manufacturers.
Under the License Agreement, we are obligated to make royalty payments, including a mid-single-digit percentage of net sales from the Products and a low-single-digit percentage from Services revenue, with minimum royalties due semi-annually after the first commercial sale. The agreement remains in effect for ten years after the last patent claim expires unless terminated earlier. Termination can occur due to material breach, misuse of licensed rights, insolvency events, or at our discretion upon notice and payment of any outstanding amounts.
Intellectual Property
Our core technology for our products is related to methods and devices for analysis of genetic expression. Using this technology, we are able to provide a more accurate prediction of a patient’s metastatic risk as compared to other methods. We have secured and continue to pursue intellectual property rights globally, including through patent protection covering analysis of metastasis in CM, the treatment of SCC, BE and gastroenterology, and PGx for mental illness. We also rely on trademarks, trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position. For more information, please see “Risk Factors—Risks Related to Intellectual Property.”
Patents and Patent Applications
We have developed a global patent portfolio that as of December 31, 2024, is comprised as follows:

	Number of Applications and Patents
Commercial Focus	United States	International	Total
Owned Patent Families
Methods for predicting risk of metastasis in CM	3	18	21
Methods of diagnosing and treating patients with pigmented skin lesions	1	—	1
Methods of diagnosing and treating patients with SCC	4	22	26
Determining prognosis and treatment based on clinical-pathologic factors and continuous multigene-expression profile scores	1	—	1
Diagnosing and treating AD and/or psoriasis	—	1	1
Method and kit for isolating and sequencing nucleic acid from skin samples	1	—	1
Genes and gene signatures for diagnosis and treatment of melanoma	6	29	35
Method for automated tissue analysis	2	3	5
Systems and compositions for diagnosing BE and methods of using same	3	13	16
Methods of predicting progression of BE	2	22	24
Expression profiling using microarrays	1	—	1
Licensed Portfolio from WUSTL
Method for predicting risk of metastasis	2	—	2
Compositions and methods for detecting cancer metastasis	2	2	4
Total	28	110	138
Included in the table above are 18 issued U.S. patents and 78 issued international patents. This global patent portfolio has filing dates ranging from 2007 to 2024, and therefore are projected to expire between 2027 and 2044, subject to any patent term extension or patent term adjustment that might be available in a particular jurisdiction. The owned and licensed families contain issued patents and pending applications that relate to devices, systems, and methods for macromolecular analysis, and reflect our active and ongoing research programs.

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
Trademarks and Trade Secrets
As of the date of this Annual Report on Form 10-K, our U.S. trademark portfolio contained 22 trademark registrations.
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
To renew our CLIA certificate, we are subject to survey and inspection every two years to assess compliance with program standards. Because our Phoenix, Arizona laboratory is a CAP-accredited laboratory, CMS may defer the survey and inspection to those conducted by CAP. We may also be subject to additional unannounced inspections. The regulatory and compliance standards applicable to the testing we perform change periodically, and any such changes are published by CAP. Our standard operating procedures (“SOPs”), documents and records are updated accordingly and as needed. Any such changes may have a material effect on our business.
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
Because we may receive specimens from residents of the state of New York, we sought and have received approval from NYSDOH. All of our laboratories are required to be certified by NYSDOH, have a lab director with a specific certificate of qualification and are subject to biennial New York inspections to ensure the lab is compliant with New York licensing standards. New York regulations also mandate proficiency testing for laboratories licensed under New York law, regardless of whether such laboratories are located in New York. If a laboratory is out of compliance with New York statutory or regulatory standards, NYSDOH may suspend, limit, revoke or annul the laboratory’s New York license, censure the holder of the license, or assess civil money penalties. All of our laboratories are inspected and our proprietary tests are approved via NYSDOH.
Federal Oversight of Laboratory Developed Tests
The laws and regulations governing the marketing of diagnostic products are evolving, extremely complex, and in many instances, there are no significant regulatory or judicial interpretations of these laws and regulations. Clinical laboratory tests are regulated under CLIA, as administered by CMS, as well as by applicable state laws. In addition, the Federal Food, Drug and Cosmetic Act (the “FD&C Act”) defines a medical device to include any instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component part, or accessory, intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals, and which does not achieve its primary intended purposes via chemical action or metabolism. Our in vitro testing products are considered by the FDA to be subject to regulation as medical devices. Among other things, pursuant to the FD&C Act and its implementing regulations, the FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, pre-market review and marketing authorization, product, marketing and promotion, and sales and distribution of medical devices in the United States to ensure that medical devices distributed domestically are reasonably safe and effective for their intended uses.
Although the FDA believes it has statutory authority to assure that laboratory developed tests are reasonably safe and effective for their intended uses, the FDA has generally exercised its enforcement discretion and not enforced applicable regulations with respect to in vitro diagnostics (“IVDs”) that are intended for clinical use and are designed, manufactured, and used within a single laboratory that is certified under CLIA and meets the regulatory requirements under CLIA to perform high-complexity testing. These tests are referred to as LDTs.
On May 6, 2024, the FDA published a final rule on the regulation of LDTs which amends the FDA's regulations to make it explicit that LDTs are IVDs and regulated as devices under the FD&C Act. Under this final rule, the FDA issued a policy to phaseout, over the course of four years, its general enforcement discretion approach to LDTs and also issued targeted enforcement discretion policies for certain categories of LDTs, including LDTs marketed as of the date of publication of the final rule on May 6, 2024, as well as LDTs that have received approval from the New York State Department of Health. Specifically, the FDA intends to exercise enforcement discretion and not enforce certain medical device requirements (including the requirements for premarket review and marketing authorization and compliance with certain elements of the Quality System Regulation (“QSR”) with respect to LDTs that were marketed as of the date of the final rule’s publication, although such products must still comply with certain other FDA requirements, including registration and listing, portions of the QSR, medical device reporting, labeling, and corrections and removals reporting. However, where these tests are modified in certain ways from the version of the test marketed as of the final rule’s publication date, this enforcement discretion policy will no longer apply, and the FDA intends to enforce all applicable FDA requirements (including premarket review and marketing authorization requirements) consistent with the phaseout policy. In addition, for LDTs that receive approval from NYSDOH, FDA intends to not enforce premarket review and marketing authorization requirements when these requirements are phased in more generally at either three and a half years (for high-risk LDTs) or four years (for low-moderate risk LDTs) following the date of publication of the final rule. Our proprietary tests, outlined above, are all NYSDOH approved. We believe this final ruling will have no material impact on our existing test offerings given all of our tests were marketed before May 6, 2024.
Separately, Congress has considered a number of proposals in the last several years, which, if enacted, would subject LDTs to certain regulatory requirements. For example, in recent years, Congress has worked on legislation to create a novel regulatory framework governing a new category of FDA-regulated products, referred to as in vitro clinical tests (“IVCTs”), which would govern LDTs and would be separate and distinct from existing medical device regulatory framework. For example, in March 2023, the Verifying Accurate Leading-edge IVCT Development Act of 2023 (the “VALID Act”) was introduced. The bill would establish a risk-based approach to imposing requirements related to premarket review, quality systems, and labeling requirements on all IVCTs, including LDTs, but would grandfather certain LDTs marketed before the effective date of the bill and exempt them from certain requirements. Depending on the approach adopted under any potential legislation, certain LDTs (likely those of higher risk) may be required to undergo some form of premarket review of LDTs as IVCTs, potentially with a transition period for compliance and a grandfathering provision.
Medical Device Regulatory Framework
Although we currently market our proprietary testing products as LDTs, which are currently subject to enforcement discretion, we could be subject to FDA compliance obligations in the future. Unless an exemption applies under the FDA's targeted enforcement discretion policies for certain categories of LDTs, each new or significantly modified medical device we seek to commercially distribute in the United States will require either a premarket notification to the FDA requesting authorization for commercial distribution under Section 510(k) of the FD&C Act, also referred to as a 510(k) clearance, de novo classification under Section 513(f)(2) of the FD&C Act, or approval of a PMA application under Section 515(c). These premarket review processes can be resource intensive, expensive, and lengthy, and require payment of significant user fees.
Device Classification
Under the FD&C Act, medical devices are classified into one of three classes-Class I, Class II or Class III depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurances with respect to safety and effectiveness.
Class I devices are those with the lowest risk to the patient and are those for which safety and effectiveness can be reasonably assured by adherence to a set of FDA regulations, referred to as the General Controls for Medical Devices, which require compliance with the applicable portions of the QSR, facility registration and product listing, reporting of adverse events and malfunctions, and appropriate, truthful and non-misleading labeling and promotional materials. Some Class I devices also require premarket clearance by the FDA through the 510(k) premarket notification process described below. Most Class I products are exempt from the premarket notification requirements.
Class II devices are those that are subject to the General Controls, and Special Controls, as deemed necessary by the FDA, to provide reasonable assurance of the safety and effectiveness of the device. These Special Controls can include performance standards, patient registries, FDA guidance documents and post-market surveillance. Most Class II devices are subject to premarket review and clearance by the FDA. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification process.
Class III devices include devices deemed by the FDA to pose the greatest risk such as life-supporting or life-sustaining devices, or implantable devices, in addition to those devices of new types that were marketed after May 28, 1976 (the date of the enactment of the Medical Devices Amendments). The safety and effectiveness of Class III devices cannot be reasonably assured solely by the General Controls and Special Controls described above. Therefore, these devices are subject to the PMA application process, which is generally more costly and time-consuming than the 510(k) process and de novo classification process. Through the PMA application process, the applicant must submit data and information demonstrating reasonable assurance of the safety and effectiveness of the device for its intended use to the FDA’s satisfaction. Accordingly, a PMA typically includes, but is not limited to, extensive technical information regarding device design and development, pre-clinical and clinical trial data, manufacturing information, labeling and financial disclosure information for the clinical investigators in device studies. The PMA application must provide valid scientific evidence that demonstrates to the FDA’s satisfaction a reasonable assurance of the safety and effectiveness of the device for its intended use.
The Investigational Device Process
In the United States, all clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption (“IDE”) regulations. If the device presents a “significant risk” to human health, as defined by the FDA, the sponsor must submit an IDE application to the FDA and obtain IDE approval prior to commencing the human clinical trials. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. Generally, clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the study protocol and informed consent are approved by appropriate IRBs at the clinical trial sites. Submission of an IDE will not necessarily result in the ability to commence clinical trials, and although the FDA’s approval of an IDE allows clinical testing to go forward for a specified number of subjects, it does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and efficacy, even if the trial meets its intended success criteria.
The IDE regulations that govern investigational device labeling, prohibit promotion and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. Clinical trials must further comply with the FDA’s good clinical practice regulations for IRB approval and for informed consent and other human subject protections. Required records and reports are subject to inspection by the FDA. The results of clinical testing may be unfavorable, or, even if the intended safety and efficacy success criteria are achieved, may not be considered sufficient for the FDA to grant marketing approval or clearance of a product. The commencement or completion of any clinical trial may be delayed, halted, or be inadequate to support approval of a PMA application, for any number of reasons.
The 510(k) Clearance Process
Under the 510(k) clearance process, the manufacturer must submit to the FDA a premarket notification, demonstrating that the device is “substantially equivalent” to a "predicate” device. A predicate device is a legally marketed device that is not subject to a PMA, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was previously found substantially equivalent through the 510(k) process. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support substantial equivalence.
After a 510(k) premarket notification is submitted, the FDA determines whether to accept it for substantive review. If it lacks necessary information for substantive review, the FDA will refuse to accept the 510(k) notification. If it is accepted for filing, the FDA begins a substantive review. By statute, the FDA is required to complete its review of a 510(k) notification within 90 days of receiving the 510(k) notification. As a practical matter, clearance often takes longer, and clearance is never assured. Although many 510(k) submissions are cleared without clinical data, the FDA may require further information, including clinical data, to make a determination regarding substantial equivalence, which may significantly prolong the review process. If the FDA agrees that the device is substantially equivalent, it will "clear” the device for marketing.
If the FDA determines that the device is not “substantially equivalent” to a predicate device, the device sponsor must then fulfill the much more rigorous premarketing requirements of the PMA approval process.
After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) clearance or, depending on the modification, could require a PMA application. The FDA requires each manufacturer to determine whether the proposed change requires a new submission in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination. Many minor modifications are accomplished by a letter-to-file in which the manufacturer documents the change in an internal letter-to-file. The letter-to-file is in lieu of submitting a new 510(k) to obtain clearance for such change. The FDA can always review these letters to file in an inspection. If the FDA disagrees with a manufacturer’s determination regarding whether a new premarket submission is required for the modification of an existing 510(k)-cleared device, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or approval of a PMA application is obtained. In addition, in these circumstances, the FDA can impose significant regulatory fines or penalties for failure to submit the requisite notification.
The De Novo Classification Process
The de novo classification process is an alternate pathway to classify medical devices of new types marketed after May 28, 1976, that are automatically classified into Class III but that are low to moderate risk. A manufacturer can submit a request for de novo classification if the manufacturer is unable to identify a predicate device and the new device or new use of the device presents a moderate or low risk.
Under the de novo classification pathway, FDA may reclassify the device from Class III to class II or Class I, as appropriate. If the manufacturer seeks reclassification to Class II, the reclassification request must include proposed special controls that provide reasonable assurance of safety and effectiveness of the device.
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
Prior to approval of a PMA, the FDA typically conducts inspections of the clinical trial data and clinical trial sites, as well as inspections of the manufacturing facility and processes. Overall, the FDA review of a PMA application generally takes between one and three years but may take significantly longer. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:
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
The FCPA prohibits any U.S. individual, business entity or employee of a U.S. business entity to offer or provide, directly or through a third party, including any potential distributors we may rely on in certain markets, anything of value to a foreign government official with corrupt intent to influence an award or continuation of business or to gain an unfair advantage, whether or not such conduct violates local laws. In addition, it is illegal for a company that reports to the Securities and Exchange Commission (the “SEC”) to have false or inaccurate books or records or to fail to maintain a system of internal accounting controls. We will also be required to maintain accurate information and control over sales and distributors’ activities that may fall within the purview of the FCPA, its books and records provisions and its anti-bribery provisions.
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
Numerous other federal, state and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information.
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
PAMA also authorizes the adoption of new, temporary billing codes and/or unique test identifiers for FDA-cleared or approved tests as well as ADLTs. The AMA’s CPT Editorial Panel now issues PLA codes in support of this section of PAMA. These PLA codes may be requested by a clinical laboratory or manufacturer to specifically identify their test. If approved, the codes are issued by the AMA on a quarterly basis. Our DecisionDx-UM test was granted a Category I MAAA CPT code and was effective January 1, 2020. Our DecisionDx-Melanoma test was granted a Category I MAAA CPT code and was effective January 1, 2021. Our MyPath Melanoma test was granted a PLA CPT code prior to our May 2021 acquisition of the Myriad MyPath Laboratory. Our TissueCypher test was granted a PLA CPT code prior to our December 2021 acquisition of Cernostics. Our DecisionDx-SCC and DiffDx-Melanoma tests were granted PLA CPT codes effective April 1, 2022. Our IDgenetix test was granted a new PLA CPT code and was effective October 1, 2023.
Healthcare Reform
In March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the ACA became law. This law substantially changed the way healthcare is financed by both government and commercial third-party payors, and significantly impacted our industry.
Since 2016, there have been efforts to repeal, replace, or amend all or part of the ACA. Further, there have been a number of health reform measures by the previous administration that have impacted the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any forthcoming healthcare reform measures of the Trump administration will impact the ACA and our business.
On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute including the Infrastructure Investment and Jobs Act, will remain in effect through 2032, unless additional Congressional action is taken.
We anticipate there will continue to be proposals by legislators at both the federal and state levels, regulators and commercial third-party payors to reduce costs while expanding individual healthcare benefits. Certain of these changes or delays in implementation of certain measures due to changes in administrations could impose additional limitations on the prices we will be able to charge for our products, the coverage of or the amounts of reimbursement available for our products from third-party payors, including government and commercial payors.
Human Capital Resources
Overview
Our vision is to transform disease management by keeping people first: patients, clinicians, employees and investors. We understand the importance of maintaining a strong corporate culture with our employees at the center, based on the cornerstones we laid in 2008 at our inception: trust, excellence, collaboration, integrity, innovation and excitement. We strive to find members of our team who embody the values of our company. As of December 31, 2024, we had 761 full-time employees. During the year ended December 31, 2024, we added 151 employees to our team, a 25% increase from 2023. We face competition for experienced, qualified personnel in our industry, particularly for highly skilled scientists, laboratory technicians and salespeople versed in diagnostic testing services.

The tables below provide information on the distribution of our employees by functional area and by location as of December 31, 2024:

Number of Employees
Laboratory Testing Operations	247
Research & Development	109
Sales & Marketing	218
Administrative & General	187
Total as of December 31, 2024	761

Number of Employees
Friendswood, Texas	102
Phoenix, Arizona	202
Pittsburgh, Pennsylvania	120
Home-based	337
Total as of December 31, 2024	761
Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
Employee Engagement
We value the unique perspective our employees bring to the organization and encourage open channels of communication. In June 2024, we conducted our fourth annual employee engagement survey to understand what was working well at Castle and what opportunities we had for improvement. We received feedback from over 95% of our employees and achieved an engagement score of 85%, meaning that 85% of our employees are engaged or enthusiastically engaged in the culture at Castle. Our engagement score was higher than the healthcare benchmark average of 70% for other healthcare companies who conducted the same employee engagement survey in 2024.
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
•paid holidays and paid time off; and
•an employee assistance program.
We survey all new hires 90 days after the start of their employment to solicit feedback on employee engagement. We provide performance reviews at least once per year, with pay raises commensurate with market and performance indicators. Our regrettable turnover remains low at 1.7% for the year ended December 31, 2024.
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
We may use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation Fair Disclosure promulgated by the U.S. Securities and Exchange Commission. These disclosures will be included on our website under the “Company—Investors” section.
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
Our revenue for our test reports provided for patients covered by Medicare as a percentage of total revenue, was 47% and 49% for the years ended December 31, 2024 and 2023, respectively. Additionally, there was a commercial payor from which 15% of our revenue from patients were derived for the year ended December 31, 2024. If our largest current payors were to significantly reduce, or cease to pay, the amount they reimburse for our products, or if they do not reach favorable coverage and reimbursement decisions for our products, or attempt to recover amounts they had already paid, it could have a material adverse effect on our business, financial condition and results of operations and cause significant fluctuations in our results of operations.
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
We incurred significant losses in the past, and we may be unable to achieve sustained profitability in the future.
Since our inception, we have had a history of net losses. For the year ended December 31, 2024, we had net income of $18.2 million, and as of December 31, 2024, we had an accumulated deficit of $200.1 million. We cannot predict if we will continue to achieve profitability in the future. We may incur losses in the future as we plan to invest significant additional funds toward the expansion of our commercial organization, the conduct of clinical utility and validity studies to support adoption of our products and the development or acquisition of additional products. We also expect increases in our stock-based compensation expense in future periods due to additional awards outstanding, attributable to increased headcount. Additionally, our performance could be affected by the impacts of geopolitical and macroeconomic developments, such as the invasion of Ukraine by Russia and related sanctions or the Israel-Hamas war, economic slowdowns, labor shortages, recessions or market corrections, supply chain disruptions, inflation and monetary policy shifts, bank failures or other disruptions in the banking system or financing markets, rising interest rates and tightening of credit markets resulting from the conflict or other evolving macroeconomic developments. Due to the requirements associated with being a public company, we expect to continue incurring significant additional legal, accounting and other expenses. We also expect that any acquisitions of businesses, assets, products or technologies will increase our expenses. These increased expenses will make it harder for us to achieve future profitability or generate positive cash flows. Furthermore, our revenues from our DecisionDx-SCC test represented a significant portion of our 2024 revenues, but that is not expected to be the case for our 2025 operating results. See “—Risks Related to Our Business—Our revenue currently depends primarily on sales from our DecisionDx-Melanoma, DecisionDx-SCC and TissueCypher tests, and we will need to generate sufficient revenue from these products and other products to grow our business.” We may also incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Annual Report on Form 10‑K, adoption of our products, coverage of and reimbursement rates for our products from third-party payors, and future research and development activities. Our failure to achieve profitability in the future could cause the market price of our common stock to decline and make it more difficult or costly for us to raise additional capital.
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
We believe our existing cash and cash equivalents, marketable investment securities and anticipated cash generated from sales of our products will be sufficient to fund our operations for at least the next 12 months. If our available cash and cash equivalents, marketable investment securities and anticipated cash generated from sales of our products are insufficient to satisfy our liquidity requirements including because of lower demand for our products, lower than currently expected rates of reimbursement from third-party payors or other risks described in this Annual Report on Form 10-K, we may finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. On March 26, 2024 (the “Closing Date”), we entered into a loan and security agreement (the “2024 LSA”), by and between us, our wholly owned subsidiary, Castle Narnia Real Estate Holding 1, LLC and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (the “Lender”). The 2024 LSA provides for (i) on the Closing Date, $10.0 million aggregate principal amount of term loans (“Term Loans”), and (ii) from the Closing Date until March 31, 2025, an additional line of credit of $25.0 million with the same interest rate and maturity as the term debt available at our option (the “2024 Credit Line”). We drew $10.0 million in Term Loans on the Closing Date. We expect to use the proceeds for the purpose of developing a commercial office building to be used as our future corporate headquarters, and the remainder for working capital and other general corporate purposes.
We may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including to:
•increase our sales and marketing efforts for our existing tests and address competitive developments among these or future commercial products;

•fund ongoing evidence development for our existing products as well as our pipeline programs;
•expand our laboratory facility and related testing capacity;
•expand our technologies into other areas within the dermatology, gastroenterology and ophthalmology cancer fields;
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
•our rate of progress in, and cost of the sales, marketing, coverage and reimbursement activities associated with, establishing adoption of our lead products, DecisionDx-Melanoma, DecisionDx-SCC, and TissueCypher, among our other products;
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
The terms of the 2024 LSA place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our operating and financial flexibility.
In March 2024, we entered into the 2024 LSA with the Lender, which provides for (i) on the Closing Date, $10.0 million aggregate principal amount of Term Loans, and (ii) from the Closing Date until March 31, 2025, the 2024

Credit Line. The 2024 LSA includes customary affirmative and negative covenants, as well as standard events of default, including an event of default based on the occurrence of a material adverse event. The negative covenants include, among others, restrictions on us transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying cash dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. These restrictive covenants could limit our flexibility in operating our business and our ability to pursue business opportunities that we or our stockholders may consider beneficial. In addition, the Lender could declare a default upon the occurrence of any event that it interprets could have a material adverse effect, as defined in the 2024 LSA. Upon the occurrence and continuance of an event of default, the Lender may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the 2024 LSA. Any declaration by the Lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. We may not have enough available cash or be able to raise additional funds through equity or debt financing to repay these outstanding obligations at the time any event of default occurs. Further, if we raise any additional capital through debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.
Risks Related to Our Business
Our revenue currently depends primarily on sales from our DecisionDx-Melanoma, DecisionDx-SCC and TissueCypher tests, and we will need to generate sufficient revenue from these products and other products to grow our business.
Our revenue in 2024 was primarily derived from the sale of our DecisionDx-Melanoma, DecisionDx-SCC and TissueCypher tests. While we also derive revenue from our other tests, we expect that the majority of our revenue for the next several years will be derived from sales of our DecisionDx-Melanoma and TissueCypher tests. Revenues from our DecisionDx-SCC test represented a significant portion of our 2024 revenues but are not expected to be so in our 2025 operating results. On January 9, 2025, Novitas finalized the oncology biomarker LCD with an initial effective date of February 23, 2025. Several days later, Novitas changed the effective date for this LCD, extending the effective date to April 24, 2025. Should the LCD become effective as is, then we would anticipate not receiving Medicare reimbursement for DecisionDx-SCC tests performed on or after April 24, 2025.
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
Without positive coverage policies, our products may not be reimbursed and we may not be able to recognize revenue. If we are unable to increase sales and expand coverage and reimbursement for DecisionDx-Melanoma, TissueCypher, and our other tests, develop and commercialize other products, and successfully obtain coverage and adequate reimbursement for such products, our revenue and our ability to achieve profitability would be impaired, and the market price of our stock could decline substantially.
Unfavorable U.S. and global economic conditions could adversely affect our business, financial condition, results of operations or cash flows.
Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse macroeconomic developments. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including public health crises, geopolitical and macroeconomic developments, such as the Israel-Hamas war and the ongoing conflict between Ukraine and Russia and related sanctions, economic slowdowns, labor shortages, recessions or market corrections, supply chain disruptions, inflation and monetary policy shifts, liquidity concerns, at, and failures of, banks and other financial institutions or other disruptions in the banking system or financial markets, rising interest rates and tightening of credit markets resulting from the conflict or other evolving macroeconomic developments, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, changes in trade and tariff policies, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our collaborators, our manufacturers and our suppliers operate.
A severe or prolonged global economic downturn could result in a variety of risks to our business. For example, inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Furthermore, the closures of specific financial institutions, or the broader financial services industry, may lead to market-wide liquidity shortages that could materially harm our business and financial condition. For example, closures of Silicon Valley Bank, Signature Bank and First Republic Bank in 2023 resulted in broader financial institution liquidity risk and concerns.
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
The samples that we test are biopsied (if applicable), preserved, prepared and delivered to us by third parties, including dermatopathologists and laboratory facilities. As such, we rely on these third parties to prepare, label and deliver the samples that we test in compliance with applicable laws and guidelines, and in a timely manner. Therefore, the accuracy and correctness of the test reports that we deliver are dependent on proper chain of custody and appropriate methods of sample collection, or preparation, storage and delivery utilized by these third parties, and our ability to timely deliver reports is dependent upon the ability of these third parties to provide these samples to us in a timely manner. The ability of these third parties to provide these samples to us in a timely manner could be delayed by events beyond our control, including but not limited to operational problems, natural disasters and public health crises. Any errors in any part of the sample collection, preparation and storage process could render us unable to process tests, or deliver test reports, or cause us to deliver incorrect test reports, potentially resulting in harm to patients whose clinicians implement a change in treatment decisions based upon our test report. If we are unable to timely deliver test reports, clinicians may be less likely to recommend and order our products and our revenues could be adversely affected. The occurrence of any of the foregoing could significantly harm our reputation and our results of operations, causing significant harm to our business.

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
If one or more of our primary clinical laboratory facilities become damaged or inoperable or we are required to vacate our existing facilities, our ability to conduct our laboratory analysis and pursue our research and development efforts may be jeopardized.
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
In addition, the loss of our tissue samples due to such events could limit or prevent our ability to conduct research and development analysis on existing tests as well as tests in active pipeline development. Generators at our laboratory facilities and related equipment and contingent measures to be used in the event of a loss of power may not be sustainable for extended periods of time, or be sufficient to fully mitigate loss of tissue samples and inventory.
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
•our ability to obtain and maintain adequate reimbursement from third-party payors, such as Medicare, which accounted for 47%, 49% and 53% of our revenue from test reports for the years ended December 31, 2024, 2023 and 2022, respectively, with an additional third-party payor accounting for 15% of our revenue from test reports for the year ended December 31, 2024;
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
We continually seek to develop new product offerings, which requires us to devote considerable resources to research and development. Before we can commercialize a new pipeline product, we will need to expend significant resources in order to conduct substantial research and development, including clinical utility and validity studies, and further develop and scale our laboratory processes and infrastructure to accommodate additional products. For example, in 2021, we launched our innovative pipeline to develop a genomic test, or series of genomic tests, aimed at predicting response to systemic therapy in patients with moderate to severe psoriasis, AD and related inflammatory skin conditions. With this launch, we initiated a large prospective, multi-center clinical study to develop and validate this inflammatory skin disease pipeline program. We announced early discovery data from this study in October 2023. On December 23, 2025, we announced that preliminary data from our ongoing prospective development and validation study for our pipeline test has shown potential to identify a subset of patients with AD who have increased likelihood to achieve a super response to targeted therapies. Assuming successful validation, we are targeting to launch this pipeline test by the end of 2025.
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
Physicians and other healthcare providers may be unwilling to adopt our products due to their reliance on existing traditional clinical and pathology staging criteria and our ability to generate revenue from our products would be significantly impaired if we were unable to educate physicians, healthcare providers, patients and third-party payors about the benefits and advantages of our products. We will need to continue to educate physicians and pathologists about the benefits and cost-effectiveness of our products through published papers, presentations at scientific conferences, one-on-one marketing efforts by our sales force and one-on-one education by our medical affairs team. However, physicians and other healthcare providers may be reluctant to adopt our products in circumstances where our products are not incorporated into the current standard of care or practice guidelines. For example, while clinical utility of DecisionDx-Melanoma has been demonstrated in peer-reviewed publications, SLNB surgery is the most widely used pathology staging tool by clinicians for determining a CM patient’s metastatic risk. Whether healthcare providers adopt DecisionDx-Melanoma as a complementary or triage diagnostic method relative to the SLNB surgery will depend on our ability to increase awareness of DecisionDx-Melanoma and its clinical validation.
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
Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired, and intangible assets are measured at fair value upon the acquisition of a business for purposes of such calculations. As of December 31, 2024, our goodwill and other intangible assets balances were $10.7 million and $95.5 million, respectively. Goodwill is evaluated for impairment annually, or more frequently if conditions warrant, by comparing the carrying value of a reporting unit to its estimated fair value. Intangible assets with finite lives are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. Declines in operating results, divestitures, sustained market declines and other factors could result in an impairment of goodwill or other intangible assets and, in turn, a charge to net income or loss. Any future charges could have a material adverse effect on our results of operations or financial condition.
For example, on June 2, 2023, a MAC finalized an LCD pursuant to which the DecisionDx-SCC test would no longer be covered by Medicare effective July 17, 2023. On June 5, 2023, our stock price decreased significantly and did not recover before June 30, 2023. In response to this trigger, we tested goodwill for impairment at June 30, 2023. We elected to bypass the optional qualitative assessment and proceeded directly to the quantitative assessment. Our impairment test indicated that the fair value of our reporting unit exceeded its carrying value by 13% and therefore no impairment was indicated.
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
Our estimates of the TAM for DecisionDx-Melanoma, DecisionDx-SCC, TissueCypher, MyPath Melanoma, DecisionDx-UM and IDgenetix tests are based on a number of internal and third-party estimates, including, without limitation, the annual rate of patients with the applicable indications, the list price of our products relative to the reimbursement we expect to receive from third-party payors and the assumed prices at which we can sell our products in markets that have not been established. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual TAM for our current or future products may prove to be incorrect. If the actual number of patients who would benefit from our products, the price at which we can sell future products, or the annual TAM for our products is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business and results of operations.
The diagnostic testing industry is subject to rapid change, which could make our current or future products obsolete.
Our industry is characterized by rapid changes, including technological and scientific breakthroughs, developments related to application of generative artificial intelligence (“AI”), frequent new product introductions and enhancements and evolving industry standards, all of which could make our current products and the other products we are developing obsolete. Our future success will depend on our ability to keep pace with the evolving needs of clinicians and patients on a timely and cost-effective basis and to pursue new market opportunities that develop as a result of scientific and technological advances. In recent years, there have been numerous advances in technologies relating to the diagnosis and treatment of cancer. There have also been advances in methods used to analyze very large amounts of molecular information. We must continuously enhance our existing products and develop new products to keep pace with evolving standards of care. If we do not update our products to reflect new scientific knowledge about cancer biology, information about new cancer therapies or relevant clinical studies, our products could become obsolete and sales of our current products and any new products we develop could decline or fail to grow as expected.

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
Additionally, the associated uncertainty could lead to increased volatility in our stock price and governmental enforcement action may result in substantial fines, penalties or administrative remedies, including exclusion from government reimbursement programs and entry into corporate integrity agreements with governmental agencies, which would entail significant obligations and costs and could damage our reputation.
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
The process to obtain Medicare coverage is lengthy, time-consuming, has changed over time, may change in the future and requires significant dedication of resources, and as we develop or acquire new products, we may be unsuccessful in receiving Medicare coverage for those products or in maintaining our current Medicare coverage. On a periodic basis, CMS requests bids for its MAC services, and MAC jurisdictions have changed in the past. A change in our MAC, or future changes in the MolDX program, the elimination of the program, or a change in the administrator of that program, may affect our ability to maintain Medicare coverage and reimbursement for products for which we have coverage, obtain Medicare coverage for products for which we do not yet have coverage, or obtain Medicare coverage for any products we may launch in the future, or delay payments for our tests. Additionally, MACs that currently provide coverage for our products may periodically reevaluate their coverage decisions and decide to withdraw coverage based on a number of factors that we may not be able to predict or control. Accordingly, current Medicare coverage of our tests or a history of coverage by Medicare is no guarantee of future Medicare coverage. We have received positive coverage decisions and receive Medicare reimbursement for our DecisionDx-Melanoma, MyPath Melanoma, DecisionDx-UM and IDgenetix tests and also receive Medicare reimbursement for our TissueCypher test.
Following medical review in early 2022, we also received Medicare reimbursement for our DecisionDx-SCC test. On June 2, 2023, Novitas, the MAC responsible for administering claims for test reports issued by our Pittsburgh laboratory, posted a finalized oncology biomarker LCD pursuant to which the DecisionDx-SCC test would no longer be covered by Medicare effective July 17, 2023. However, on July 6, 2023, Novitas suspended the final version of the LCD and announced its intent to post a new proposed LCD for comment and presentation at an open meeting.
On June 8, 2023, Palmetto and Noridian recommended no coverage for DecisionDx-SCC in a draft LCD. After the comment period ended on July 22, 2023, the LCD was finalized on July 4, 2024, with an effective date of August 18, 2024.
On July 27, 2023, Novitas posted a nearly identical proposed oncology biomarker LCD that continued to intend to rely upon evidentiary reviews sourced from three databases: ClinGen, OncoKB and NCCN. On July 26, 2024, Novitas posted a note that it had been granted an extension by CMS. On January 9, 2025, Novitas finalized the oncology biomarker LCD with an initial effective date of February 23, 2025. Several days later, Novitas changed the effective date for this LCD, extending the effective date to April 24, 2025. Should the LCD become effective as is, then we would anticipate not receiving Medicare reimbursement for DecisionDx-SCC tests performed on or after April 24, 2025. We expect the loss of Medicare coverage for our DecisionDx-SCC test will adversely impact our 2025 and future results. If coverage for one or more of our other products is withdrawn, our business could be more adversely impacted.

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
The diagnostics industry is highly regulated, and we cannot assure you that the regulatory environment in which we operate will not change significantly and adversely in the future. In many instances, there are no significant regulatory or judicial interpretations of these laws and regulations. Although the FDA has statutory authority to provide reasonable assurance that medical devices are safe and effective for their intended uses, the FDA has generally exercised its enforcement discretion and not enforced applicable regulations with respect to in vitro diagnostics (“IVD”) that are intended for clinical use and are designed, manufactured and used within a single laboratory that is certified under CLIA and meets the regulatory requirements under CLIA to perform high-complexity testing. These tests are referred to as LDTs. We currently market our products as LDTs.
On May 6, 2024, the FDA published a final rule on the regulation of LDTs, which amends the FDA regulations under 21 CFR Part 809 to make explicit that LTDs are IVDs and are regulated as devices under the FD&C Act. Under this final rule, the FDA issued a policy to phaseout, over the course of four years, its general enforcement discretion approach to LDTs and also issued targeted enforcement discretion policies for certain categories of LDTs, including

LDTs marketed as of the date of publication of the final rule on May 6, 2024, as well as LDTs that have received approval from the NYSDOH. Specifically, the FDA intends to exercise enforcement discretion and not enforce certain medical device requirements (including the requirements for premarket review and marketing authorization and compliance with certain elements of the Quality System Regulation (“QSR”) with respect to LDTs that were marketed as of the date of the final rule’s publication, although such products must still comply with certain other FDA requirements, including registration and listing, portions of the QSR, medical device reporting, labeling, and corrections and removals reporting. However, where these tests are modified in certain ways from the version of the test marketed as of the final rule’s publication date, this enforcement discretion policy will no longer apply, and the FDA intends to enforce all applicable FDA requirements (including premarket review and marketing authorization requirements) consistent with the phaseout policy. In addition, for LDTs that receive approval from NYSDOH, FDA intends to not enforce premarket review and marketing authorization requirements when these requirements are phased in more generally at either three and a half years (for high-risk LDTs) or four years (for low-moderate risk LDTs) following the date of publication of the final rule.
We believe the LDT final rule will have no material impact on our existing test offerings given all of our tests were marketed before May 6, 2024. We believe that our tests will continue to be subject to FDA enforcement discretion in their current forms. Additionally, pursuant to the final rule, the FDA will gradually end its general enforcement discretion approach in five stages over a four-year period for other LDTs not approved by NYSDOH or not already on market. Each stage of the proposed phaseout period would subject LDTs to a set of regulatory requirements. For example, the first stage of the phaseout would require LDT developers to comply with medical device reporting requirements and correction and removal reporting requirements by May 6, 2025. LDTs that are considered higher risk IVDs would be subject to premarket review requirements within three and a half years, and LDTs that are considered low to moderate risk IVDs would be subject to premarket submission requirements within four years after publication of the final rule. While the enforcement policy is phased out, the FDA could still decide to pursue enforcement action at any time against LDTs that it deems to be violative of its regulations when appropriate.
All of our existing tests were marketed prior to May 6, 2024 and are conducted in labs licensed by the NYSDOH. If the FDA were to determine that our tests, or modifications thereof, are not within the scope of the FDA's enforcement discretion policy for LDTs for any reason, including based on the final LDT rule or new rules, policies or guidance, or due to changes in statute, our existing tests may become subject to extensive FDA requirements, or our business may otherwise be adversely affected and lead to potential adverse effects on our business, prospects, results of operations and financial condition. Furthermore, under the terms of this final LDT rule, any future Castle tests developed and commercialized are likely to be subject to extensive FDA requirements which may adversely impact our business, prospects, results of operations and financial conditions. Based on the final LDT rule, any such future Castle tests would be required to obtain marketing authorization by November 6, 2027 (if the tests are considered high risk) or by May 6, 2028 (if the tests are considered low to moderate risk and are otherwise not exempt from premarket review requirements). We would also be subject to other device requirements, such as establishment registration and device listing requirements, medical device reporting requirements and current good manufacturing practice requirements. We may be required to conduct clinical trials prior to continuing to sell our existing products or launching any other products we may develop. This may increase the cost of conducting, or otherwise harm, our business.
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
We may be required to obtain marketing authorization under Section 510(k), 513(f)(2) or 515 of the FD&C Act for any future test we wish to offer. The process for submitting a premarket notification (501(k) and receiving FDA clearance usually takes from three to 12 months, but it can take significantly longer and clearance is never guaranteed. Similarly, the process for submitting a de novo authorization request and receiving FDA’s granting of the request usually takes from 4 to 18 months, but it can take significantly longer and such granting of the request is never guaranteed. The process for submitting and obtaining FDA approval of a PMA is much more costly, lengthy and uncertain. It generally takes from one to three years or even longer, and approval is not guaranteed. PMA approval typically requires extensive clinical data and can be significantly longer, more expensive and more uncertain than the 510(k) clearance process or de novo authorization process. Despite the time, effort and expense expended, there can be no assurance that a particular device ultimately will receive FDA’s marketing authorization through the 510(k) clearance process, de novo authorization process or the PMA process on a timely basis, or at all. Moreover, there can be no assurance that any FDA-authorized labeling claims will be consistent with our current claims or adequate to support continued adoption of and reimbursement for our products. If premarket review is required for some or all of our products, the FDA may require that we stop selling our products pending marketing authorization, which would negatively impact our business. Even if our products are allowed to remain on the market prior to marketing authorization, demand or reimbursement for our products may decline if there is uncertainty about our products, if we are required to label our products as investigational by the FDA, or if the FDA limits the labeling claims we are permitted to make for our products. As a result, we could experience significantly increased development costs and a delay in generating additional revenue from our products, or from other pipeline products. Furthermore, it could reduce our revenues or increase our operating costs and adversely affect our business, prospects, results of operations or financial condition.
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
•federal and state Occupational Safety and Health Administration rules and regulations; and
•HIPAA and similar health data privacy laws.
In particular, the FD&C Act defines a medical device to include any instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including a component, part, or accessory, which is intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals, and which does not achieve its primary intended purposes via chemical action or metabolism. Our products are considered by the FDA to be subject to regulation as medical devices, and marketed under FDA’s policy of enforcement discretion for LDTs. Among other things, pursuant to the FD&C Act and its implementing regulations, the FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, premarket review and marketing authorization, marketing and promotion, and sales and distribution of medical devices in the United States to provide reasonable assurance that medical products distributed domestically are safe and effective for their intended uses. In addition, the FDA regulates the import and export of medical devices manufactured between the United States and international markets.
We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations establish specific standards with respect to personnel qualifications, facility administration, proficiency testing, quality control, quality assurance and inspections. Any testing subject to CLIA regulation must be performed in a CLIA-compliant lab with either a certificate of compliance or a certificate of accreditation. CLIA certification or accreditation is also required in order for us to be eligible to bill state and federal healthcare programs, as well as commercial third-party payors, for our products.
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
All of our laboratories maintain CLIA accreditation under the CAP program. The most recent CAP inspections for the Phoenix and Pittsburgh laboratories occurred in October 2024.
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
In order to test specimens from New York, LDTs must be approved by the NYSDOH on a test-by-test basis before they are offered. Our laboratory director and laboratory operations must also be separately qualified and approved through the state of New York. DecisionDx-Melanoma, DecisionDx-CMSeq, DecisionDx-SCC, TissueCypher, MyPath Melanoma, DecisionDx-UM, DecisionDx-PRAME, DecisionDx-UMSeq, IDgenetix and DiffDx-Melanoma have each been approved. New York State Laboratory Permits are held for both the Phoenix and Pittsburgh labs from NYSDOH. Our laboratory director has been qualified by the NYSDOH. We are subject to periodic inspection by the NYS CLEP and are required to demonstrate ongoing compliance with the NYSDOH regulations and standards. Our most recent inspections were in October 2022 for Phoenix and October 2023 for Pittsburgh and were deemed to be compliant with the NYSDOH regulations and standards and both labs remain in good standing as of December 31, 2024. To the extent the NYSDOH had identified any instances of non-compliance, and we were unable to remedy such non-compliance, the State of New York could withdraw approval for our products to test samples from New York state. We will need to seek the NYSDOH approval of any future LDTs we develop and want to offer for clinical testing to New York residents, and there can be no assurance that we will be able to obtain such approval.
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
We have entered into, and may enter into in the future, contracts with the U.S. government or other governmental entities, and this subjects us to statutes and regulations applicable to companies doing business with the government. For example, we have a U.S. Federal Supply Schedule contract with the Veterans Health

Administration covering tests with the exception of DecisionDx-UM. Government contracts normally contain additional requirements that may increase our costs of doing business, reduce our profits (or increase our losses) and expose us to liability for failure to comply with these terms and conditions. Such requirements may include mandatory socioeconomic compliance requirements, including labor requirements, non-discrimination and affirmative action programs and environmental compliance requirements. Being a government contractor also subjects us to reviews, audits and investigations regarding our compliance. If we fail to comply with our obligations associated with being a government contractor, our contracts may be subject to termination, and we may be subject to financial and/or other liability under our contracts, which could adversely affect our results of operations.
The FDA may modify its enforcement discretion policy with respect to LDTs in a risk-based manner, and we may become subject to extensive regulatory requirements and may be required to conduct additional clinical trials prior to continuing to sell our existing tests or launching any other tests we may develop, which may increase the cost of conducting, or otherwise harm, our business.
On May 6, 2024, the FDA published a final rule which amends 21 CFR Part 809 to make explicit that LDTs are IVDs and are regulated as devices under the FD&C Act. In conjunction with this final rule, the FDA issued a policy to phaseout, over the course of four years, its general enforcement discretion approach for LDTs so that IVDs manufactured by a laboratory would generally fall under the same enforcement approach as other IVDs.
If the FDA changes or ends its policy of enforcement discretion with respect to LDTs, and our products become subject to the FDA’s requirements for premarket review of medical devices, we may be required to cease commercial sales of our products and conduct clinical trials prior to making submissions to the FDA to obtain premarket authorization or approval. If we are required to conduct such clinical trials, delays in the commencement or completion of clinical trials could significantly increase our product development costs and delay commercialization of any currently marketed testing that we may be required to cease selling or the commercialization of any future tests that we may develop. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory clearance or approval. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial.
The FDA requires medical device manufacturers to comply with, among other things, current good manufacturing practices for medical devices, known as the Quality System Regulation, which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures during the manufacturing process; the medical device reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; labeling regulations, including the FDA’s general prohibition against promoting products for unapproved or ‘‘off-label’’ uses; and the reports of corrections and removals regulation, which requires manufacturers to report to the FDA if a device correction or removal was initiated to reduce a risk to health posed by the device or to remedy a violation of the FD&C Act caused by the device which may present a risk to health.
Even if we were able to obtain FDA marketing authorization for one or more of our products, if required, a diagnostic test may be subject to limitations on the indications for which it may be marketed or to other regulatory conditions. In addition, such marketing authorization may contain requirements for costly post-market testing and surveillance to monitor the safety or efficacy of the test.
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
Since 2016, there have been efforts to repeal, replace, or amend all or part of the ACA. Further, there have been a number of health reform measures by the previous administration that have impacted the ACA. For example, on August 16, 2022, the IRA was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any forthcoming healthcare reform measures of the Trump administration will impact the ACA and our business.
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
In the United States, numerous federal, state, and local governments have enacted data privacy and security laws, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information and other personal data. Additionally, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended (“CCPA”), applies to personal data of consumers, business representatives and employees who are California residents and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws have been enacted in several other states. We expect more similar laws in the future. Although certain of these laws exempt some personal data processed in the context of provision of services to covered entities and conducting clinical trials, these developments, to the extent applicable to our business and operations, may complicate our compliance efforts and costs and increase legal risk for us and the third parties upon whom we rely.
Outside the United States, there are also an increasing number of laws, regulations, industry standards and other obligations concerning privacy and data security. For example, we are subject to the European Union’s General Data Protection Regulation (“EU”) 2016/679 (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) (collectively, “GDPR”). Under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
Our employees and personnel use generative AI technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.
In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt, or may have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and the UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
In addition, privacy advocates and industry groups have proposed, and may in the future propose, standards with which we are legally or contractually bound to comply. In addition to data privacy and security laws, we are (and may in the future become) contractually subject to industry standards adopted by industry groups. For example, we are subject to the Payment Card Industry Data Security Standard (“PCI DSS”). The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI-DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses. We rely on vendors to process payment card data, and those vendors may be subject to PCI DSS, and our business may be negatively affected if our vendors are fined or suffer other consequences as a result of PCI DSS noncompliance.
More generally, we are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR, may require our customers to impose specific contractual restrictions on their service providers. Additionally, we publish privacy policies and other statements regarding data privacy and security. Regulators are increasingly scrutinizing these statements, and, if these policies or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we could experience material adverse consequences.
Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing in an increasingly stringent fashion, creating uncertainty as to the effective future legal framework. These obligations are subject to varying applications and interpretations, which may be inconsistent or conflicting among jurisdictions, creating complex compliance issues for us and our clients. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources).
These obligations have in the past and may in the future necessitate changes to our information technologies, systems, and practices and to those of any third party that processes personal data on our behalf. In addition, these obligations have in the past and may in the future require us to change our business model or to take on more onerous obligations in our contracts.
Failure or perceived failure to comply with our privacy and security obligations could result in significant consequences, including but not limited to government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar), litigation (including class-action claims) and mass arbitration demands, additional reporting requirements and/or oversight, bans on processing personal data, and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: inability to process personal data or to operate in certain jurisdictions, increase our cost of providing our services, decrease demand for our services, reduce our revenue, interrupt our business operations (including our clinical trials), limit our ability to develop our services, expenditure of time and resources to defend any claim or inquiry, adverse publicity, or substantial changes to our business model or operations.
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
Our patent portfolio as of December 31, 2024 includes 18 issued U.S. patents and 10 pending U.S. patent applications, with foreign counterparts. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable tests or services, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our future patented technologies. We may not be successful in defending any such challenges made against our patents or patent applications. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents and increased competition to our business. Even if our patents are held valid and enforceable, they may still be found insufficient to provide protection against competing products and services sufficient to achieve our business objectives. We may have to challenge the patents or patent applications of third parties, such as to counter infringement or unauthorized use. In addition, in an infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, or may refuse to enjoin the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. Even if we prevail against an infringer in a U.S. district court or foreign trial-level court, there is always the risk that the infringer will file an appeal and the initial court judgment will be overturned at the appeals court and/or that an adverse decision will be issued by the appeals court relating to the validity or enforceability of our patents. The outcome of patent litigation or other proceeding can be uncertain, and any attempt by us to enforce our patent rights against others or to challenge the patent rights of others may not be successful, or, if successful, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business.
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
•we may be subject to ownership disputes relating to intellectual property, including disputes arising from conflicting obligations of consultants or others who are involved in developing our products and technologies; and
•if a license to necessary technology is terminated, the licensor may initiate litigation claiming that our products or technologies infringe or misappropriate their patent or other intellectual property rights and/or that we breached our obligations under the license agreement, and we would need to defend against such proceedings.
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
In spite of our efforts, our licensors might conclude that we have materially breached our obligations under such license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize tests and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties might have the freedom to seek regulatory approval of, and to market, tests identical to ours and we may be required to cease our development and commercialization activities. For example, we license certain intellectual property from WUSTL that is incorporated into DecisionDx-UM. In 2024, we provided over 1,600 test reports for DecisionDx-UM. If the License Agreement were terminated, we would be unable to continue to issue test reports and thus sales of DecisionDx-UM. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.
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
Risks Related to Employee Matters and Managing Growth and Other Risks Related to Our Business
We are highly dependent on the services of our key personnel, including our President and Chief Executive Officer.
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
The 2019 Equity Incentive Plan (the “2019 Plan”) provides for automatic increases in the number of shares authorized for issuance annually through January 1, 2029, however, there can be no assurances that these increases will be adequate to support our requirements for future equity awards or that we will be able to obtain approval from our stockholders in the future should we require authorization for the issuance of additional shares. For example, for the year ended December 31, 2022, we had granted awards in excess of the number of shares authorized for issuance under our 2019 Plan. As of December 31, 2024, there were 791,974 shares available for grant under the 2019 Plan. In December 2022, our board of directors adopted a separate equity plan, the 2022 Inducement Plan (the “Inducement Plan”), to be used exclusively for grants of awards as an inducement material to new employees entering into employment with us, which was subsequently amended in November 2023 to increase the shares reserved under the plan. However, the Inducement Plan cannot be used to grant ongoing equity awards to existing employees. If we are unable to provide adequate or competitive equity compensation, we may have to adjust other elements of our compensation packages and may encounter difficulties attracting and retaining personnel.
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
We also anticipate further growth in our business operations. For example, since December 2021, we have completed the acquisitions of Cernostics and AltheaDx. These acquisitions and other future growth could create strain on our organizational, administrative and operational infrastructure, including laboratory operations, quality control, customer service and sales organization management. We expect to continue increasing our headcount and hire more specialized personnel in the future as we grow our business and expand our product offerings. We will need to continue to hire, train and manage additional qualified scientists, laboratory personnel, client and account services personnel, and sales and marketing staff and improve and maintain our technology to effectively manage our growth. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees or if we are not successful in retaining our existing employees, our business may be harmed.
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
For example, we experienced initial operational challenges in expanding business for our TissueCypher test. In July 2023, we elected to temporarily pause accepting additional TissueCypher orders to focus on scaling efforts and to work through a significant backlog of orders. In September 2023, we resumed accepting new orders for testing in a phased approach consistent with continued scaling activity aimed at accommodating current demand and future growth. As of mid-October 2023, we completed the pre-existing backlog orders. However, there can be no assurance that our efforts will be successful, which could damage our reputation and the prospects for our business. As we expanded our TissueCypher business line, we also incurred additional rent and overhead costs through the opening of our new Pittsburgh facilities in the second quarter of 2023 and through our expansion of these facilities in 2024. Furthermore, we have made significant capital expenditures for leasehold improvements and purchase of lab equipment for these facilities to support business growth for our TissueCypher test. We cannot be certain that our existing investments will be sufficient to sustain continued growth, or that we may be successful in such business strategy and expansion efforts.
After completing our initial launch of the IDgenetix test in 2022, we commenced measured commercial investments to grow this business line through sales force and territory expansions. These efforts continued into late 2024; however, operational results did not meet prior expectations. Consequently, in late 2024, we revised our commercial strategy for the IDgenetix test, reallocating resources to inside sales and non-personal promotions. In December 2024, we observed month-to-month decreases in IDgenetix test reports, which persisted through year-end. We continue to offer the IDgenetix test and monitor its performance; nevertheless, we anticipate that test report volumes and net revenues will decrease in 2025 and long-term performance of this test remains uncertain.
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
From time to time, we may consider strategic opportunities and engage in transactions such as acquisitions of businesses, assets, products or technologies, as well as technology licenses or investments in complementary businesses. For example, in December 2021 and April 2022, we completed the acquisitions of Cernostics and AltheaDx, respectively. These and any other strategic acquisition transactions may entail numerous operational and financial risks, including:
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
Any acquisition, integration or expansion of our business may cause actual results may differ materially from our plans and expectations. Further, there are inherent execution and business risks associated with managing the integration and growth objectives of more than one acquisition, integration, and growth strategy at the same time and such circumstances may have the effect of heightening the operational and financial risks related to acquisitions noted above and the other risks described in this “Risk Factors” section. For example, we began offering the TissueCypher test following our acquisition of Cernostics and the IDgenetix test following our acquisition of AltheaDx, and we have experienced certain challenges related to those tests. See “—We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.”
For example, we began offering the TissueCypher test following our acquisition of Cernostics and the IDgenetix test following our acquisition of AltheaDx, and we have experienced certain challenges related to those tests. See “—We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.”
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
As of December 31, 2024, we had federal net operating loss (“NOL”) carryforwards of approximately $129.4 million, of which $52.9 million will begin to expire in 2031 if not utilized to offset taxable income, and $76.5 million may be carried forward indefinitely. Also, as of December 31, 2024, we had state NOL carryforwards of $86.5 million, which begin to expire in 2028 if not utilized to offset state taxable income.
Under the legislation known as the Tax Cuts and Jobs Act of 2017 (“TCJA”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), federal NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOL carryforwards in a taxable year is limited to 80% of taxable income in such year.
In addition, under Sections 382 and 383 of the Internal Revenue Code, and corresponding provisions of state law, if a corporation undergoes an ‘‘ownership change’’ (which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. For example, with respect to the NOLs we obtained in our acquisitions of Cernostics and AltheaDx, $36,347,000 of NOLs are expected to expire unused as a result of Section 382 limitations. We have experienced ownership changes in the past and we may also experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our NOL carryforwards is materially limited, it could harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, in June 2024, California enacted legislation that, with certain exceptions, suspends the use of California net operating losses to offset California income and limits the use of California business tax credits to offset California taxes, for taxable years beginning after 2023 and before 2027.
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
Effective January 1, 2022, the TCJA eliminated the option to deduct research and development expenses for tax purposes in the year incurred and requires taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. Unless the United States Department of the Treasury issues regulations that narrow the application of this provision to a smaller subset of our research and development expenses or the provision is modified or repealed by Congress, it could harm our future operating results by effectively increasing our future tax obligations. The actual impact of this provision will depend on multiple factors, including the amount of research and development expenses we will incur, whether we achieve sufficient income to fully utilize such deductions and whether we conduct our research and development activities inside or outside the United States.
If our information technology systems, or those of third parties with whom we work, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.
In the ordinary course of business, we and the third parties with whom we work (such as contractors and consultants) process proprietary, confidential, and sensitive information (including but not limited to intellectual property, proprietary business information and personal data).
Cyber-attacks, malicious internet-based activity, online and offline fraud and other similar activities threaten the confidentiality, integrity and availability of our proprietary, confidential, and sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent, continue to increase, and are becoming increasingly difficult to detect. These threats come from a variety of sources, including threat actors, traditional computer “hackers,” organized criminal threat actors, personnel (such as through theft or misuse), hacktivists, sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely (such as our contractors and consultants) are vulnerable to a variety of evolving threats including but not limited to service interruptions, system malfunction, natural disasters, terrorism, war, public health crises, telecommunication and electrical failures, malware (including as a result of advanced persistent threat intrusions), malicious code (such as viruses and worms), ransomware, supply chain attacks, credential harvesting, denial-of-service attacks, credential stuffing, personnel misconduct or error, social engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), attacks enhanced or facilitated by AI, and other similar threats. In particular, severe ransomware attacks have become increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Future or past business transactions (such as acquisitions or integrations) expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
Remote work has increased risks to our information technology systems and data, as our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.
We manage and maintain our applications and information utilizing a combination of on-site systems, managed data centers, and cloud-based data centers. We also have outsourced elements of our operations to third parties, including third-party service providers and technologies to help operate critical business systems to Process proprietary, confidential and sensitive information, and as a result we also manage a number of third parties who have access to our proprietary, confidential and sensitive information including information related to our clinical trials. Our ability to monitor these third parties’ cybersecurity information security practices is limited, and these third parties may not have adequate information security measures in place. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Additionally, supply-chain attacks have also increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or the supply chains of the third parties with whom we work have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our services) or the third-party information technology systems that support us and our services.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We have not in the past and may not in the future, however, be able to detect and remediate all such vulnerabilities including on a timely basis. Further, we have (and may in the future) experienced delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident. Applicable data privacy and security obligations require us, or we may voluntarily choose, to notify relevant stakeholders of certain security incidents, including affected individuals, regulators, customers, and investors. Such disclosures are costly, and the disclosures or failure to comply could lead to adverse consequences.
It may be difficult or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and security.
Certain of the previously identified or similar threats have in the past and could in the future cause a disruption or security incident, which could result in unauthorized, unlawful, or accidental loss of, damage to, modification of, destruction of, alteration of, encryption of, disclosure of, access to, or acquisition of our information or our information technology systems, or those of the third parties upon whom we rely. A security incident could disrupt our ability (and that of the third parties upon whom we rely) to provide our services.
We have in the past and may in the future expend significant resources or modify our business activities (including our clinical research activities) to try to protect against security incidents. Certain data privacy and security obligations require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information.
Security incidents or perceived security incidents may result in material adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections), additional reporting requirements and/or oversight, restrictions on processing data (including personal data), litigation (including class action claims), indemnification obligations, negative publicity, reputational harm, monetary fund diversions, diversion of management attention, interruptions in our operations, and other harms. Such consequences may disrupt our operations (including our ability to conduct our analyses, provide test results, bill payors or patients, process claims and appeals, provide customer assistance, conduct research and development activities, collect, process, and prepare company financial information, provide information about our products and other patient and physician education and outreach efforts through our website, and manage the administrative aspects of our business), negatively impact our ability to grow our business, and others. For example, we maintain a tumor specimen database comprised of over 60,000 samples. Some of these samples were used to develop and validate DecisionDx-Melanoma, and, of those, some are currently being used to improve upon the test and some will be used in the future. If we were to lose this database, our ability to further validate, improve and therefore maintain and grow sales of DecisionDx-Melanoma could be significantly impaired.
Some of our contracts do not contain limitations of liability, and there can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages. Additionally, while we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or adequately mitigate liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, information loss, regulatory actions or material adverse impacts arising out of our privacy and security practices, processing or security incidents we may experience, or that such coverage will continue to be available on commercially reasonable terms or at all.
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
If we cannot successfully defend ourselves against claims that our products caused injury or otherwise failed to function properly, we could incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:
•decreased demand for our current tests, or any tests that we may develop, and the inability to commercialize such tests;
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
•logistics and regulations associated with shipping and handling tissue samples, including infrastructure conditions and transportation delays;
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

Requirements associated with being a public company, including those related to our status as an accelerated filer and no longer qualifying as a smaller reporting company, have increased our costs and diverted significant company resources and management attention.
We are subject to the reporting requirements of the Exchange Act and other rules and regulations of the SEC and any securities exchange relating to public companies. Sarbanes-Oxley, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory ‘‘say on pay’’ voting requirements. Stockholder activism, the current political environment, and the high level of government intervention and regulatory reform have led to substantial new regulations and disclosure obligations. For example, during 2022, the SEC adopted new rules covering pay versus performance disclosures, "clawback" policies, and insider trading plans. Future changes in regulations and disclosure obligations may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention from management. We cannot assure you that we will satisfy our obligations as a public company on a timely basis.
We expect that the rules and regulations applicable to public companies will continue to increase our legal and financial compliance costs and make certain activities more time-consuming and costly. For example, we lost our smaller reporting company status, effective January 1, 2024. Since our Quarterly Report on Form 10-Q for the three months ended March 31, 2024, we have not qualified for the scaled disclosure provisions extended to smaller reporting companies which has further increased the complexity and cost we incur to fulfill our reporting obligations.
If we are unable to comply with these requirements on a timely basis or if the attention of our management and personnel is diverted from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. The increased costs could reduce our net income or exacerbate our net loss, potentially requiring us to reduce spending in other areas of our business or increase the prices of our products. Additionally, as we expand, it may become more difficult or costly to obtain certain types of insurance, including directors’ and officers’ liability insurance. We may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These challenges could also make it more difficult for us to attract and retain qualified personnel to serve on our board of directors, our board committees, or as executive officers.
If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.
We, and the third parties with whom we share our facilities, are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of tissue samples, certain inventory and materials, hazardous materials and wastes. Each of our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Our operations also produce hazardous waste. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. We could be held liable for any resulting damages in the event of contamination or injury resulting from the use of hazardous materials by us or the third parties with whom we share our facilities, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.
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
In 2021, the rate of inflation in the United States significantly increased until the second half of 2022 when the rate began to subside. In 2023 and 2024, the inflation rate continued to subside but remained higher than rates experience between 2015 and 2020. We continue to experience inflationary pressures, primarily in increased personnel costs and price increases for certain lab supplies. We anticipate possible inflationary impacts on other cost areas in the future. The extent of any future impacts from inflation on our business and our results of operations will be dependent upon how long the elevated inflation levels persist and the extent to which the rate of inflation were to further increase, if at all, neither of which we are able to predict. If elevated levels of inflation were to persist or if the rate of inflation were to accelerate, the purchasing power of our cash and cash equivalents and marketable investment securities may be further diminished, our expenses could increase faster than anticipated and we may utilize our capital resources sooner than expected. Further, given the complexities of the reimbursement landscape in which we operate, our payors may be unwilling or unable to increase reimbursement rates to compensate for inflationary impacts. As such, the effects of inflation may adversely impact our results of operations, financial condition and cash flows.
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
•changes in trade and tariff policies;
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
The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. Shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”).
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
These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement causing us to fail to make any related party transaction disclosures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected. In addition, we do not have a risk management program or processes or procedures for identifying and addressing risks to our business in other areas.
We have and may continue to enter into related party transactions that create conflicts of interest, or the appearance of conflicts of interest, which may harm our business and cause our stock price to decline.
We have entered into related party transactions that create conflicts of interest between our interests and the interests of our directors and executive officers. For example, we currently employ three children and a brother-in-law of Derek J. Maetzold, our President and Chief Executive Officer, two children and a son-in-law of Kristen M. Oelschlager, our Chief Operating Officer, and the son of Tobin W. Juvenal, our Chief Commercial Officer, in each case in non-officer positions.
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
Based upon shares outstanding as of December 31, 2024, our executive officers, directors and the known holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 34% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.
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
Our Director of Cyber Security & Infrastructure (“DCSI”) oversees our information security function, which in conjunction with our security and engineering operations, Security Operations Center, a third-party managed security provider, helps identify, assess and manage the Company’s cybersecurity threats and risks. This group identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s risk profile using various methods including, for example: manual and automated tools; subscribing to and analyzing certain reports of cybersecurity threats and threat actors; conducing scans of our environment; evaluating our and our industry’s risk profile and certain threats reported to us; coordinating with law enforcement concerning certain threats; conducting internal and external audits and threat assessments; conducting vulnerability assessments; using external intelligence feeds; and working with a third-party to test our incident response processes.
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
For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “If our information technology systems, or those of third parties with whom we work, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.”
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
Our cybersecurity incident response plan is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including Security Management. Security Management works with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response plan includes reporting to the audit committee of the board of directors for certain cybersecurity incidents.
The DCSI provides periodic reports to our board of directors, as well as our Chief Operating Officer, Chief Executive Officer and other members of our senior management as appropriate, concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The audit committee also receives various reports, summaries or presentations related to cybersecurity threats, risk and mitigation, and assessment of our cybersecurity program against programs of other organizations.
Item 2. Properties.
We lease approximately 27,000 square feet of commercial office space located in Friendswood, Texas where our corporate headquarters is currently located. This lease commenced in late 2020 under a 60-month term that will expire in November 2025, and provides for a single five-year renewal option which we have not used.
We lease approximately 46,000 square feet of commercial real estate located in Phoenix, Arizona under two agreements with terms expiring in July 2033 and October 2033, respectively. Each contract provides us with two five-year renewal options, none of which have been used. Most of the square footage at these locations is dedicated laboratory space.
We lease approximately 45,000 square feet of commercial real estate located in Pittsburgh, Pennsylvania. This lease commenced in April 2023 under a 10.5-year term, expiring in October 2033, and provides us with a single five-year renewal option which we have not used. A majority of the square footage in this facility is dedicated for laboratory use.
We own 23 acres of land in Friendswood, Texas. We have contracted for the development and construction of an 80,000 square foot commercial office building on this land. Construction is currently underway and is expected to be completed in early 2026 and will be the future location for our corporate headquarters. We intend to lease out approximately 33,000 square feet of office space in our building.
Item 3. Legal Proceedings.
From time to time, we may be involved in legal proceedings arising in the ordinary course of business. Legal proceedings, including litigation, government investigations and enforcement actions could result in material costs, occupy significant management resources and entail civil and criminal penalties, even if we ultimately prevail. On February 1, 2024, we received a subpoena from United States Department of Health and Human Services, Office of Inspector General, seeking documents and information concerning claims submitted for payment under federal healthcare programs. The subpoena requested that we produce documents relating primarily to interactions with medical providers and billing to government-funded healthcare programs for our tests. The time period covered by the subpoena is January 1, 2015 through the date of issuance of the subpoena. We are continuing to cooperate with the government’s request and is in the process of responding to the subpoena. We are unable to predict what action, if any, might be taken in the future by the Department of Health and Human Services, Office of Inspector General, or any other governmental authority as a result of the matters related to this subpoena. No claims have been made against us at this time. This inquiry, and any potential resulting claim asserted against us, with or without merit, could be time-consuming, expensive to address and divert management’s attention and other resources. These claims also could subject us to significant liability for damages and harm our reputation. Our insurance and indemnities may not cover all claims that may be asserted against us. We are unable to predict the outcome and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock, $0.001 par value per share, trades on the Nasdaq Global Market under the symbol “CSTL”.
Holders of Record
As of February 20, 2025, there were approximately 90 stockholders of record of our common stock, which does not include stockholders who hold shares in street name.
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
The offer and sale of all of the shares of our common stock in the IPO were registered under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to our Registration Statements on Form S-1, as amended (File Nos. 333-232369 and 333-232796), which were declared or became effective on July 24, 2019.
There has been no material change in our planned use of the net proceeds from the IPO as described in the final prospectus filed with the Securities and Exchange Commission (the “SEC”) on July 26, 2019 relating to our Registration Statements on Form S-1 (File Nos. 333-232369 and 333-232796).
Since the effective date of our registration statement through December 31, 2024, we have not used any of the net proceeds from the IPO. Pending such uses, we have invested, and plan to continue to invest, the balance of the net proceeds from the IPO in cash and cash equivalent securities or highly liquid investment securities.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Stock Performance Graph
The following information is not deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.

The graph below compares the cumulative total stockholder return of our common stock to the Nasdaq Composite Index and the Nasdaq Biotechnology Total Return Index. The graph and table below assume that $100 was invested on December 31, 2019, and dividends, if any, were reinvested on the date of payment without payment of any commissions. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of future performance of our common stock.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Castle Biosciences, Inc.	$100.00	$195.37	$124.73	$68.49	$62.79	$77.54
Nasdaq Composite Index	$100.00	$143.64	$174.36	$116.65	$167.30	$215.22
Nasdaq Biotechnology Total Return Index	$100.00	$125.46	$125.49	$112.78	$117.96	$117.30
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
The following generally compares our results of operations for the years ended December 31, 2024 and 2023. A detailed discussion comparing our results of operations for the years ended December 31, 2023 and 2022 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 28, 2024.
Overview
Castle Biosciences is a molecular diagnostics company offering innovative test solutions to aid clinicians in the diagnosis and treatment of dermatologic cancers, Barrett’s esophagus (“BE”), uveal melanoma (“UM”), and in the treatment of mental health conditions.

Our Test Portfolio
We currently offer five commercially available proprietary multi-analyte assays with algorithmic analysis (“MAAA”) tests for use in the fields of dermatology, gastroenterology and ophthalmology. We also offer a proprietary a pharmacogenomic (“PGx”) test to guide optimal drug treatment for patients diagnosed with depression, anxiety and other mental health conditions.
Currently, our revenue is primarily generated by our DecisionDx-Melanoma risk stratification test for cutaneous melanoma (“CM”) and our DecisionDx-SCC risk stratification test for cutaneous squamous cell carcinoma (“SCC”), which is supplemented by revenue generated from our TissueCypher risk stratification test for BE and our DecisionDx-UM risk stratification test for UM.
All five of our MAAA tests have been granted Advanced Diagnostic Laboratory Test (“ADLT”) status by the Centers for Medicare and Medicaid (“CMS”) which means each test has demonstrated that (i) when combined with an empirically derived algorithm, it yields a result that predicts the probability a specific individual patient will develop a certain condition or conditions, or will respond to a particular therapy or therapies; and (ii) it provides new clinical diagnostic information that cannot be obtained from any other test or combination of tests. We believe this designation not only demonstrates our focus on developing and validating innovative tests but also enables our Medicare reimbursement rate to be set, over the long term, by the median private payor rate, which we believe provides a fair exchange of value. Further information about Medicare coverage and ADLT status with respect to each of our tests is set forth below.
Test Overview
Our Dermatology Tests
DecisionDx-Melanoma is our proprietary risk stratification gene expression profile (“GEP”) test that predicts the risk of metastasis or recurrence, including a positive sentinel lymph node, for patients diagnosed with invasive CM. In a typical year, we estimate approximately 130,000 patients are diagnosed with invasive CM in the United States, representing an estimated U.S. total addressable market (“TAM”) of approximately $540 million. We estimate that approximately 50% of patients diagnosed with CM are 65 years of age or older.
DecisionDx‑SCC is our proprietary GEP test for use in patients with SCC, with one or more risk factors (also referred to as “high-risk” SCC) that both predicts the risk of metastasis as well as response to adjuvant radiation therapy. We estimate 20% of SCC, or 200,000 annually in the United States, are classified as high risk, representing an estimated U.S. TAM of approximately $820 million.
MyPath Melanoma is our proprietary GEP test for use in patients with a melanocytic lesion and uncertainty related to the malignancy of the lesion. We estimate that approximately 300,000 patients each year present with a diagnostically ambiguous lesion, representing an estimated U.S. TAM of approximately $600 million. We began offering MyPath Melanoma following our acquisition of the Myriad MyPath Laboratory in May 2021 at which point we offered both our MyPath Melanoma test and our DiffDx-Melanoma test under an offering that we referred to as our Diagnostic GEP offering. However, following an internal assessment of the clinical value of offering both tests, we made the decision to suspend the clinical offering of DiffDx-Melanoma in February 2023 and now the focus of this offering is MyPath Melanoma.
Our Gastroenterology Test
TissueCypher is our proprietary risk stratification spatial-omics test designed to predict future development of progression of high-grade dysplasia (“HGD”) and/or esophageal cancer in patients with non-dysplastic (“ND”), indefinite dysplasia (“IND”) or low-grade dysplasia (“LGD”) BE. We estimate a U.S. TAM of approximately $1 billion.
Our Ophthalmology Test
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

Commercial Expansion Efforts
During the year ended December 31, 2023, we expanded our dermatologic and gastrointestinal commercial sales forces through territory and headcount expansions with focus being on our dermatology and gastroenterology teams.
During the year ended December 31, 2024, we further expanded our dermatology and gastroenterology teams. In late 2024, we changed our commercial strategy for our IDgenetix test, shifting resources to inside sales and non-personal promotion.
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
We bill third-party payors and patients for the tests we perform. We have received Medicare coverage for our DecisionDx-Melanoma, DecisionDx-SCC, TissueCypher, MyPath Melanoma, DecisionDx-UM and IDgenetix tests which meet certain criteria for Medicare and Medicare Advantage beneficiaries.
The Medicare rates discussed below are prior to giving effect to applicable sequestration in effect from time to time as described in further detail under "Government Regulation and Product Approval—Healthcare Reform" included in Item 1, Business, of this Annual Report on Form 10-K.
DecisionDx-Melanoma
DecisionDx-Melanoma tests are processed from our Phoenix laboratory and since the second quarter of 2022, have been covered under “foundational” local coverage determinations (“LCD” or “LCDs”) finalized by Medicare Administrative Contractors (“MACs”) Palmetto and Noridian.
DecisionDx-Melanoma has met ADLT status, as determined by the CMS, since 2019. Since 2022, the rate for DecisionDx-Melanoma is set annually based upon the median private payor rate for the first half of the second preceding calendar year. For example, the rate for 2023 was set using median private payor rate data from January 1, 2021 to June 30, 2021. Our rate for 2022, 2023 and 2024 was $7,193 per test. Our rate for 2025 is $7,193 per test.
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
On July 4, 2024, Palmetto and Noridian finalized an LCD recommending no coverage for DecisionDx-SCC with an effective date of August 18, 2024. On January 9, 2025, Novitas finalized an oncology biomarker LCD that will become effective on April 24, 2025. If the LCD becomes effective as is, then we would anticipate not receiving Medicare reimbursement for DecisionDx-SCC tests performed on or after April 24, 2025.
DecisionDx-SCC was reimbursed at a rate of $3,873 per test under a Proprietary Laboratory Analyses (“PLA”) code from second quarter of 2022 through June 30, 2023 when CMS determined DecisionDx-SCC meets the criteria for “new ADLT” status. ADLT status determines the process by which the rate is set and is not an indication of Medicare coverage. Effective July 1, 2023 and through March 31, 2024, CMS set the initial period rate equal to the list price of $8,500 per test. Effective April 1, 2024 and through December 31, 2025, the published Clinical Laboratory Fee Schedule (“CLFS”) rate for DecisionDx-SCC will be based on the median private payor rates received between July 1, 2023 and November 30, 2023. We submitted the median private payor data to CMS during the data reporting period in December 2023. Effective April 1, 2024, the updated CLFS rate will continue at $8,500 through December 31, 2025. Future rates will be set annually based upon the median private payor rate for the first half of the second preceding calendar year.

TissueCypher
Most of our TissueCypher tests are processed in our Pittsburgh laboratory under the Medicare jurisdiction managed by Novitas.
On March 24, 2022, CMS determined that TissueCypher meets the criteria for “new ADLT” status. ADLT status exempts TissueCypher from what is called the “14-day rule,” which simplifies the billing process for Medicare patients. Effective January 1, 2023, the published CLFS rate for TissueCypher was set at $4,950 per test, which will remain effective through December 31, 2024. This rate is based on the median private payor rates received between April 1, 2022 and August 31, 2022. Thereafter, the rate will be set annually based upon the median private payor rate for the first half of the second preceding calendar year. Our 2025 rate will continue to be $4,950 per test based on the median private payor rate data from January 1, 2023 to June 30, 2023.
MyPath Melanoma and DiffDx-Melanoma
MyPath Melanoma was covered under a test-specific LCD policy through Noridian that became effective in June 2019. Effective August 6, 2023, Palmetto and Noridian issued LCDs that converted the test-specific MyPath Melanoma LCD to a “foundational” LCD and provided coverage for both MyPath Melanoma and DiffDx-Melanoma.
MyPath Melanoma was approved as a “new ADLT” in September 2019. The rate for our MyPath Melanoma test is set annually based upon the median private payor rate for the first half of the second preceding calendar year. For example, the rate for 2024 was set using median private payor rate data from January 1, 2022 to June 30, 2022. Our rates for 2022, 2023, and 2024 were $1,950 per test, $1,755 per test, and $1,950 per test, respectively. Our rate for 2025 is $1,950 per test.
In the second quarter of 2022, we obtained a PLA code for DiffDx-Melanoma. In 2023, DiffDx-Melanoma went through the CMS gapfill process which concluded in September 2023 with CMS posting a final MAC-specific gapfill rate of $1,950 per test. Our rate for 2024 was $1,950 per test and will continue to be $1,950 per test in 2025.
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
DecisionDx-UM has met the criteria of “existing advanced diagnostic laboratory test” status, also referred to as “existing ADLT” status, as determined by the CMS, since May 2019. Our rate is set annually based upon the median private payor rate for the first half of the second preceding calendar year. For example, the rate for 2024 was set using median private payor rate data from January 1, 2022 to June 30, 2022. Our rate for 2022, 2023 and 2024 was $7,776 per test. Our 2025 rate is $7,776 per test.
IDgenetix
IDgenetix is currently covered under a Noridian LCD policy and accompanying billing and coding article developed by MolDX.
Our IDgenetix multi-gene panel was reimbursed by Medicare at approximately $1,500 per test from April 2022 through February 2023, when MolDX notified us that as part of its annual Current Procedural Terminology (“CPT”) code updates, IDgenetix should shift billing to a different generic gene sequencing CPT code (the “New CPT Code”) and continue using the IDgenetix Z-Code beginning in March 2023. The New CPT Code was set at $917 per test while the test went through CMS’s Gapfill pricing process. We believed the new CPT Code, in conjunction with the IDgenetix Z-Code, did not describe all of the components of the IDgenetix test and thus, was not appropriate for IDgenetix. We subsequently obtained a test-specific PLA CPT code which became effective October 1, 2023. In November 2023, CMS posted its final CLFS determination which crosswalks our PLA CPT code to an existing PLA code at a rate of $1,336 per test effective January 1, 2024. Our reimbursement rate for 2024 was $1,336 per test, and our rate will continue to be $1,336 per test in 2025.

Government Regulation and Oversight of Laboratory Developed Tests
On May 6, 2024, the U.S. Food and Drug Administration (“FDA”) published a final rule on the regulation of LDTs which amends the FDA's regulations to make explicit that LDT's are devices under the FD&C Act. The FDA issued a policy to phaseout, over the course of four years, its general enforcement discretion approach to LDTs and also issued targeted enforcement discretion policies for certain categories of LDTs. The FDA is continuing enforcement discretion for currently marketed tests offered as LDTs (that were first marketed before May 6, 2024) that are approved by NYSDOH. Our proprietary tests, outlined above, are all NYSDOH approved. We believe this final ruling will have no material impact on our existing test offerings given all of our tests were marketed before May 6, 2024.
Delivered Test Reports
The number of test reports we deliver is a key indicator that we use to assess our business. A test report is generated when we receive a sample in our laboratory, and then the relevant test information is entered into our Laboratory Information Management System, the laboratory portion of the test is performed, including proprietary algorithmic analysis of the combined biomarkers and a report is then delivered to the clinician who ordered the test.
The number of test reports delivered by us during the years ended December 31, 2024 and 2023 are presented in the table below:

	Proprietary Dermatologic GEP Tests
	DecisionDx- Melanoma	DecisionDx-SCC	Diagnostic GEP offering (1)	Dermatologic Total	DecisionDx-UM	TissueCypher(2)	IDgenetix(3)	Grand Total
Q1 2024	8,384	3,577	998	12,959	422	3,429	4,078	20,888
Q2 2024	9,585	4,277	1,099	14,961	456	4,782	4,903	25,102
Q3 2024	9,367	4,195	933	14,495	397	6,073	5,045	26,010
Q4 2024	8,672	4,299	879	13,850	424	6,672	3,125	24,071
For the year ended December 31, 2024	36,008	16,348	3,909	56,265	1,699	20,956	17,151	96,071

Q1 2023	7,583	2,411	980	10,974	409	1,383	2,150	14,916
Q2 2023	8,597	2,681	953	12,231	461	1,447	2,681	16,820
Q3 2023	8,559	2,820	1,011	12,390	399	2,829	2,791	18,409
Q4 2023	8,591	3,530	1,018	13,139	405	3,441	3,299	20,284
For the year ended December 31, 2023	33,330	11,442	3,962	48,734	1,674	9,100	10,921	70,429

(1)Our GEP offering included our MyPath Melanoma and DiffDx-Melanoma until we suspended our DiffDx-Melanoma in February 2023. We continue to offer our MyPath Melanoma test.
(2)We temporarily paused accepting additional orders in July 2023 and resumed accepting new orders in a phased approach in September 2023. We completed processing of our pre-existing backlog orders in October 2023 and continue to accept new orders as of December 31, 2023.
(3)We began offering the IDgenetix test in April 2022, following our acquisition of AltheaDx.
For the years ended December 31, 2024 and 2023, our dermatologic test report volume increased by 15.5% and 30.5%, respectively, largely driven by continued growth from our DecisionDx-Melanoma and DecisionDx-SCC tests. Increases from our other tests (non-dermatologic), primarily IDgenetix and TissueCypher, also contributed to the overall volume increase. For a discussion of how we recognize revenue derived from our tests, refer to “Net Revenues” under “Components of Results of Operations” below.
In August 2024, we amended our Pittsburgh commercial real estate lease to add 23,821 square feet to our existing facilities, most of which will be used as dedicated lab space for processing our TissueCypher test. As of December 31, 2024, substantially all leasehold improvements for this added space were complete and the added lab space was ready for use. We expect the additional space will allow us to continue developing our business through our TissueCypher product line.
For our DecisionDx-SCC product line, we continue to see opportunities for leverage, where many of the clinicians ordering our DecisionDx-Melanoma are the same clinicians who order our DecisionDx-SCC test. For both years ended December 31, 2024 and 2023, approximately 78% of all clinicians ordering DecisionDx-SCC had also ordered our DecisionDx-Melanoma test during that same period.
Information About Certain Metrics
The following provides additional information about certain metrics we have disclosed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Test Reports Delivered
Test reports delivered represent the number of completed test reports delivered by us during the reporting period indicated. The period in which a test report is delivered does not necessarily correspond with the period in which the related revenue, if any, is recognized, due to the timing and amount of adjustments for variable consideration under Accounting Standards Codification (‘‘ASC’’) Topic 606, Revenue from Contracts with Customers (“ASC 606”). We use this metric to evaluate the growth in adoption of our tests and to measure against our internal performance objectives. We believe this metric is useful to investors in evaluating the volume of our business activity from period-to-period that may not be discernible from our reported revenues under ASC 606.
Other Events
Impact of Macroeconomic Conditions
Macroeconomic conditions, including uncertainties associated with the Israel-Hamas war, the ongoing conflict between Ukraine and Russia, economic slowdowns, public health crises, labor shortages, recessions or market corrections, supply chain disruptions, inflation and monetary policy shifts, liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, higher interest rates and financial and credit market fluctuations, volatility in the capital markets or other evolving macroeconomic developments, continue to have direct and indirect impacts on our business and could in the future materially impact our results of operations and financial condition. We continue to actively monitor the impact of these macroeconomic factors on our results of operations, financial condition and cash flows. The extent of the impact of these factors on our operational performance and financial condition, including our ability to execute our business strategies and initiatives in the expected timeframe, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business.
Our Financial Results
Our net income (loss) may fluctuate significantly from period to period, depending on the timing of our planned development activities, the growth of our sales and marketing activities and the timing of revenue recognition under ASC 606. We expect our expenses will increase substantially over time as we:
•execute clinical studies to generate evidence supporting our current and future product candidates;
•execute our commercialization strategy for our current and future commercial products;
•continue our ongoing and planned development of new products in our pipeline;
•seek to discover and develop additional product candidates;
•hire additional scientific and research and development staff;
•add additional operational, financial and management information systems and personnel; and
•make additional capital expenditures to support business growth and sustain existing operations.
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
•Integrating acquisitions. Revenue growth, operational results and advances to our business strategy depend on our ability to integrate any acquisitions into our existing business and effectively scale their operations. The integration of acquired assets may impact our revenue growth, increase the cost of operations or may require management resources that otherwise would be available for ongoing development of our existing business.
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
Cost of Sales (exclusive of amortization of acquired intangible assets)
The components of our cost of sales are material and service costs associated with testing samples, personnel costs (including salaries, bonuses, benefits and stock-based compensation expense), electronic medical record set up costs, order and delivery systems, shipping charges to transport samples, third-party test fees, and allocated overhead including rent, information technology costs, equipment and facilities depreciation and utilities. Costs associated with testing samples are recorded when the test is processed regardless of whether and when revenues are recognized with respect to that test. As a result, our cost of sales as a percentage of revenues may vary significantly from period to period because we do not recognize all revenues in the period in which the associated costs are incurred. We expect cost of sales in absolute dollars to increase as the number of tests we perform increases. Additionally, we expect cost of sales to increase prior to our launching of new tests, or prior to our initiating significant commercial expansion efforts, as we ready our operations to support anticipated business growth. For example, prior to opening our new Pittsburgh facilities during the second quarter of 2023, we incurred additional rent expense as we readied the space for future use.
Gross margin and gross margin percentage are key indicators we use to assess our business. See the table in “—Results of Operations—Comparison of the years ended December 31, 2024 and 2023” for details.
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
We expect to use a portion of our cash and cash equivalents and marketable investment securities to further support and accelerate our ongoing and future clinical studies and pipeline initiatives.
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
Interest Income
Interest income consists primarily of earnings on cash and cash equivalents, primarily money market funds, and our short-term U.S. government obligations are a component of our marketable investment securities.
Change in Fair Value of Trading Securities
Change in fair value of trading securities is primarily attributable to unrealized gains and losses on our equity securities which we present as marketable investment securities.
Interest Expense
Interest expense is primarily attributable to long term debt and finance leases.
Income Tax Expense
Income tax expense consists primarily of income taxes related to federal and state jurisdictions in which we conduct business. We maintain a full valuation allowance for deferred tax assets including operating loss carryforwards and research and development credits and other tax credits. Our consolidated financial statements do not reflect any federal or state income tax benefits attributable to the pre-tax losses we have incurred, due to the uncertainty of realizing a benefit from those items. As of December 31, 2024, we had federal NOL carryforwards of $129.4 million, of which $52.9 million will begin to expire in 2031 if not utilized to offset federal taxable income, and $76.5 million may be carried forward indefinitely. Also, as of December 31, 2024, we also had state NOL carryforwards of $86.5 million, which begin to expire in 2028 if not utilized to offset state taxable income.

Results of Operations
Comparison of the Years Ended December 31, 2024 and 2023
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Years Ended December 31,		Change
	2024	2023
NET REVENUES	$332,069	$219,788	$112,281	51.1%
OPERATING EXPENSES AND OTHER OPERATING INCOME
Cost of sales (exclusive of amortization of acquired intangible assets)	60,205	44,982	15,223	33.8%
Research and development	52,041	53,618	(1,577)	(2.9)%
Selling, general and administrative	200,047	180,152	19,895	11.0%
Amortization of acquired intangible assets	11,106	9,013	2,093	23.2%
Total operating expenses, net	323,399	287,765	35,634	12.4%
Operating income (loss)	8,670	(67,977)	76,647	112.8%
Interest income	12,916	10,623	2,293	21.6%
Changes in fair value of trading securities	555	—	555	NA
Interest expense	(577)	(11)	(566)	NM
Income (loss) before income taxes	21,564	(57,365)	78,929	137.6%
Income tax expense	3,319	101	3,218	NM
Net income (loss)	$18,245	$(57,466)	$75,711	131.7%

(1) NA = Not applicable
(2) NM = Not meaningful
The following table indicates the amount of stock-based compensation expense (non-cash) reflected in the line items above (in thousands):

	Years Ended December 31,
	2024	2023	Change
Cost of sales (exclusive of amortization of acquired intangible assets)	$5,529	$4,938	$591
Research and development	9,598	10,119	(521)
Selling, general and administrative	35,193	36,162	(969)
Total stock-based compensation expense	$50,320	$51,219	$(899)
The following table provides a disaggregation of net revenues by type (in thousands):

	Years Ended December 31,
	2024	2023	Change
Dermatologic(1)	$256,996	$183,375	$73,621
Non-Dermatologic(2)	75,073	36,413	38,660
Total net revenues	$332,069	$219,788	$112,281

(1)Consists of DecisionDx-Melanoma, DecisionDx-SCC and our Diagnostic Gene Expression Profile offering (MyPath Melanoma and DiffDx-Melanoma).
(2)Consists of TissueCypher, DecisionDx-UM and IDgenetix.

The following table presents the calculation of gross margin (in thousands, except percentages):

	Years Ended December 31,
	2024	2023	Change
Net revenues	$332,069	$219,788	$112,281
Less: Cost of sales (exclusive of amortization of acquired intangible assets)	60,205	44,982	15,223
Less: Amortization of acquired intangible assets	11,106	9,013	2,093
Gross margin	$260,758	$165,793	$94,965
Gross margin percentage	78.5%	75.4%	3.1%

Net Revenues
Net revenues for the year ended December 31, 2024 increased by $112.3 million, or 51.1%, to $332.1 million compared to the year ended December 31, 2023 due to a $73.6 million increase in revenue from our dermatologic tests and a $38.7 million increase in revenue from our non-dermatologic tests.
The $73.6 million increase in net revenues for our dermatologic tests was primarily attributable to our DecisionDx-SCC test, which was due to higher test report volumes and a higher realized average selling price (“ASP”), as well as our DecisionDx-Melanoma test which had higher test report volumes and a slightly higher realized ASP. For the year ended December 31, 2024 compared to the year ended December 31, 2023, test report volumes for our DecisionDx-SCC and DecisionDx-Melanoma tests increased by 42.9% and 8.0%, respectively. Increases in realized ASP for our DecisionDx-SCC test were primarily attributable to receiving Medicare reimbursement at a higher rate beginning in July 2023.
The $38.7 million increase in net revenues from our non-dermatologic tests was largely attributable to a 130.3% increase in test report volumes for our TissueCypher test, and, to a lesser extent, to our IDgenetix test which also had higher test report volumes. Increases in our TissueCypher test report volumes reflect growth through our sales force efforts. Net revenue from our non-dermatologic tests as a percentage of total net revenue increased from 16.6% for the year ended December 31, 2023 to 22.6% for the year ended December 31, 2024.
Cost of Sales (exclusive of amortization of acquired intangible assets)
Cost of sales (exclusive of amortization of acquired intangible assets) for the year ended December 31, 2024 increased by $15.2 million, or 33.8%, compared to the year ended December 31, 2023, primarily due to higher personnel costs and higher expense for supplies and depreciation. Increases in personnel costs reflect higher headcount to support business growth in response to growing test report volumes, commencement operations at our new Pittsburgh laboratory in the second quarter of 2023, as well as merit and annual inflationary wage adjustment for existing employees. Higher expense for supplies and lab services also reflects higher test report volumes.
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
Gross Margin
Our gross margin percentage was 78.5% for the year ended December 31, 2024, compared to 75.4% the same period in 2023. The increase was primarily due to higher revenues, partially offset by higher personnel costs, higher expense for supplies and depreciation and higher expense incurred through our expanded laboratory capacity and higher test report volumes.
Research and Development
Research and development expenses decreased by $1.6 million, or 2.9%, for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily reflecting lower clinical studies costs, lower organizational development costs, and lower expense for laboratory supplies, partially offset by higher personnel costs.

We expect to continue incurring research and development expenses through our continued investments in our ongoing pipeline initiatives and as we seek opportunities to build evidentiary support and new tests where commercial opportunities exist.
Selling, General and Administrative
The following table provides a breakdown of SG&A expenses (in thousands):

	Years Ended December 31,
	2024	2023	Change
Sales and marketing	$123,467	$113,657	$9,810
General and administrative	76,580	66,495	10,085
Total selling, general and administrative expense	$200,047	$180,152	$19,895
Sales and marketing expenses increased by $9.8 million, or 8.6%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase is primarily due to higher personnel costs, higher sales related travel expense, and higher incurred organizational and business development activities. Increases in personnel costs reflect a higher headcount as well as merit and annual inflationary wage adjustment for existing employees. The higher test report volumes are a result of our continued investments in human capital for our sales organization. Stock based compensation expense included in sales and marketing expense was $17.3 million for the year ended December 31, 2024, compared to $18.3 million for the year ended December 31, 2023.
General and administrative expenses increased by $10.1 million, or 15.2%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase is primarily due to higher personnel costs, professional fees and information technology-related cost expenses. Increases in personnel costs reflect headcount expansions in our administrative support functions as well as merit and annual inflationary wage adjustment for existing employees. Stock-based compensation expense included in general and administrative expense was $17.8 million for the year ended December 31, 2024, compared to $17.9 million for the year ended December 31, 2023.
Amortization of Acquired Intangible Assets
Amortization expense increased by approximately $2.1 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, due primarily to our revision of the estimated useful life of our IDgenetix developed technology intangible assets in December 2024, where we determined the estimated remaining useful life was 13 months, with the useful life now expected to end on December 31, 2025. We expect amortization expense will increase by approximately $24.3 million for the year ended December 31, 2025 due to this change in estimate.
Interest Income
Interest income increased by $2.3 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily as a result of higher balances held in marketable investment securities.
Changes in Fair Value of Trading Securities
The change in fair value of trading securities increased by $0.6 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, and was entirely associated with our investments in equity securities in October 2024 where we had no such investments during the comparative period.
Interest Expense
Interest expense increased by $0.6 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to interest incurred on our long-term debt where we had no debt outstanding during the comparative period.
Income Tax Expense
Income tax expense increased by $3.2 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily as a result of state income taxes and the realization of pre-tax income during the year ended December 31, 2024 and a net operating loss in the year ended December 31, 2023.
Stock-Based Compensation Expense
Stock-based compensation expense, which is allocated among cost of sales, research and development expense and SG&A expense, totaled $50.3 million for the year ended December 31, 2024 compared to $51.2 million for the year ended December 31, 2023. We expect material increases in stock-based compensation expense in future periods, attributable to both existing awards outstanding and anticipated additional grants to our current and future employees. We had 761 employees as of December 31, 2024, compared to 610 as of December 31, 2023. As of December 31, 2024, total unrecognized stock-based compensation cost related to outstanding awards was $71.1 million, which is expected to be recognized over a weighted-average period of 2.2 years.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents, marketable investment securities, and cash generated from the sale of our products and our line-of-credit under the 2024 LSA. All of our marketable investment securities are considered investment grade, are readily available for use in current operations and have contractual maturities of one year or less. As of December 31, 2024 and 2023, we had marketable investment securities of $173.4 million and $144.3 million, respectively, and cash and cash equivalents of $119.7 million and $98.8 million, respectively. Additionally, as of December 31, 2024, we had a $25.0 million credit line available under the 2024 LSA.
Our liquidity has been primarily derived from the revenue generated from the sale of our products, and proceeds from our IPO in July 2019 and our follow-on public offerings of common stock in June and December of 2020. We believe that our existing cash and cash equivalents, marketable investment securities and anticipated cash generated from sales of our products will be sufficient to fund our operations for at least the next 12 months. However, we have based these estimates on assumptions that may prove to be wrong, and could result in us depleting our capital resources sooner than expected.
As mentioned above, we expect to use a portion of our cash and cash equivalents and marketable investment securities to further support and accelerate our research and development activities, including the clinical studies noted above in “—Components of the Results of Operations—Research and Development.”
Material Cash Requirements
Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, clinical research and development services, laboratory operations, equipment and related supplies, legal and other regulatory expenses, general administrative costs and, from time to time, expansion of our laboratory and office facilities in support of our growth, such as the construction of our future corporate headquarters. We anticipate that a substantial portion of our cash requirements in the foreseeable future will relate to the further commercialization of our currently marketed products, the development of our future product candidates in our pipeline and the potential commercialization of these pipeline products, should their development be successful and the construction of our future corporate headquarters.
In July 2023, we entered into a definitive agreement to purchase a plot of land located in Friendswood, Texas for a purchase price of $7.6 million, subject to certain adjustments, for the purpose of developing a commercial office building where our future corporate headquarters will be located. In February 2024, we closed on the purchase of the land for cash consideration of $7.2 million. The development project will include a four-story building, which will encompass approximately 80,000 square feet of Class A office space. Construction began in May 2024 and is expected to continue through early 2026, at which time the building is expected to be ready for occupancy and use. Over the duration of this project, we expect to make significant capital expenditures in the form of payments to the developer under a percentage of completion basis. As of December 31, 2024, the development project is expected to cost a total of approximately $42.3 million. During the year ended December 31, 2024, we made $9.3 million in capital expenditures for this development project. We intend to use the proceeds from the 2024 Term Loan (as defined below), the 2024 Credit Line (as defined below) and our existing cash and cash equivalents to pay for this project.
Since our inception, we have generally incurred significant losses and negative operating cash flows, and we have relied heavily on proceeds from our financing activities to fund capital expenditures, business expansion campaigns, and to offset operating deficits. For the year ended December 31, 2024, we recognized net income of $18.2 million and had positive operating cash flow of $64.9 million, though we may be unable to sustain profitability and positive cash flows in future periods. Collections on Medicare claims for our DecisionDx-SCC test represented a significant portion of our 2024 operating cash flows. We will lose Medicare coverage for our DecisionDx-SCC test in April 2025 and decreases in revenues and cash inflows from this test are expected to follow. Our ability to maintain profitability will heavily depend on us maintaining Medicare coverage for our currently marketed products, on the successful commercialization of the products we plan to launch in the future, and our ability to manage operating expenses. We expect to incur additional expenses in the future as we invest in the commercialization of our existing products and the development and commercialization of our current pipeline products and future product candidates. We believe that our existing cash and cash equivalents, marketable investment securities and anticipated cash generated from the sale of our commercial products will be sufficient to fund our operations for at least the next 12 months. We believe we will meet longer-term expected cash requirements and obligations through a combination of existing cash and cash equivalents, marketable investment securities and anticipated cash generated from sales of our products and issuances of equity securities or debt offerings. However, we have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. There are numerous risks and uncertainties associated with developing genomic tests, including, among others, the uncertainty of:
•successful commencement and completion of clinical study protocols;
•successful identification and acquisition of tissue samples;
•the development and validation of genomic classifiers; and
•acceptance of new genomic tests by clinicians, patients and third-party payors including competitor actions.
Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate our exact working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of, many factors, including those listed above as well as those listed in Part I, Item 1A., “Risk Factors” in this Annual Report on Form 10-K and in our other filings with the SEC.
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
Long-Term Debt
We had no debt as of December 31, 2023. Our long-term debt as of December 31, 2024 is presented in the table below (in thousands):

As of December 31, 2024
Term debt	$10,200
Unamortized discount	(177)
Less: Current portion of long-term debt	(278)
Total long-term debt	$9,745
2024 Loan and Security Agreement
On March 26, 2024 (the ‘‘Closing Date’’), we entered into the 2024 LSA, by and between the Company, its wholly owned subsidiary, Castle Narnia Real Estate Holding 1, LLC and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (the “Lender’’). The 2024 LSA provides for (i) on the Closing Date, $10.0 million aggregate principal amount of Term Loans (the “2024 Term Loan,” as more fully discussed in the ‘‘2024 Term Loan’’ section below), and (ii) from the Closing Date until March 31, 2025, an additional line of credit of $25.0 million with the same interest rate and maturity as the term debt available (the “2024 Credit Line,” as more fully discussed in ‘‘2024 Credit Line’’ below) at our option.
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
In addition, the 2024 LSA contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be liable for immediate repayment of all obligations under the 2024 LSA. Should we seek to amend the terms of the 2024 LSA, the consent of the Lender would be required. As of December 31, 2024, we were in compliance with these covenants.
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
2024 Term Loan
On the Closing Date, we drew $10.0 million in Term Loans under the terms and provisions of the 2024 LSA. We are obligated to make a final payment of $0.2 million under the terms of the 2024 LSA final payment provisions. A discount on debt equal to this obligation was recorded on the draw date and is being amortized as additional interest expense using the effective interest method over the term of the debt. As of December 31, 2024, the effective interest rate for all outstanding debt under the 2024 Term Loan was 8.19%.
2024 Credit Line
We have a $25.0 million line of credit under the terms and provisions of the 2024 LSA available from the Closing Date until March 31, 2025. Amounts repaid under the 2024 Credit Line may not be reborrowed. As of December 31, 2024, no draws had been made on the 2024 Credit Line.
Leases
We have entered into various operating and finance leases, which are primarily associated with our laboratory facilities and office space.
Total undiscounted future minimum payment obligations under our operating leases and finance leases as of December 31, 2024 totaled approximately $23.3 million, of which $3.1 million is payable in 2025 and $20.2 million is payable through early 2034. The leases expire on various dates through 2034 and provide certain options to renew for additional periods.
We expect our lease obligations may increase in the future as we expand our facilities, operations and headcount in support of the anticipated growth in our portfolio of commercial products and pipeline tests. Refer to Note 11 of the consolidated financial statements for additional information on our leasing arrangements.
Cash Flows
The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented (in thousands):

	Years Ended December 31,
	2024	2023
Net cash provided by (used in) operating activities	$64,866	$(5,626)
Net cash used in investing activities	(50,137)	(16,183)
Net cash provided by (used in) financing activities	6,139	(2,298)
Net change in cash and cash equivalents	20,868	(24,107)
Cash and cash equivalents, beginning of year	98,841	122,948
Cash and cash equivalents, end of year	$119,709	$98,841
Operating Activities
Net cash provided by operating activities was $64.9 million for the year ended December 31, 2024, and was primarily attributable to the net income of $18.2 million, non-cash stock-based compensation expense of $50.3 million, depreciation and amortization of $16.0 million, increases in accrued compensation of $3.6 million, increases in deferred income taxes of $1.4 million, partially offset by increases in accounts receivable of $12.6 million, increases in accretion of discounts on marketable investment securities of $6.7 million, increases in accounts payable of $4.4 million and increases in prepaid expenses and other current assets of $1.1 million.

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
The $70.5 million increase in net cash provided by operating activities for the year ended December 31, 2024 compared to the year ended December 31, 2023 is primarily due to increases in collections from customers attributable to higher net revenues partially offset by increases in operating expenditures. In part, the cash used during the year ended December 31, 2024 reflects the payment of annual cash bonuses to our employees as well as certain health care benefit payments totaling $20.8 million. In comparison, we paid $17.7 million during the same period in 2023 towards annual cash bonuses and certain health care benefits.
Investing Activities
Net cash used in investing activities was $50.1 million for the year ended December 31, 2024 and consisted primarily of purchases of marketable investment securities of $205.7 million, and purchases of property and equipment of $28.3 million, partially offset by the maturity of marketable investment securities of $183.9 million.
Net cash used in investing activities was $16.2 million for the year ended December 31, 2023 and consisted primarily of purchases of marketable investment securities of $189.1 million and purchases of property and equipment of $13.6 million, partially offset by the maturity of marketable investment securities of $186.5 million.
The $34.0 million increase in cash used in investing activities for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to purchasing $16.7 million more in marketable investment securities and collecting $2.6 million fewer proceeds from maturing marketable investment securities. We also increased our purchases of property and equipment by $14.7 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to our purchase of land for cash consideration of $7.2 million on February 9, 2024 and $6.8 million in cash payments relating to the development of our future corporate headquarters.
Financing Activities
Net cash provided by financing activities was $6.1 million for the year ended December 31, 2024, and consisted primarily of $10.0 million of proceeds from issuance of long-term debt and $3.0 million of proceeds from contributions to our 2019 Employee Stock Purchase Plan (the “ESPP”) and $2.0 million of proceeds from the exercise of stock options, partially offset by the $8.8 million payment of employee taxes attributable to the vesting of RSUs.
Net cash used in financing activities was $2.3 million for the year ended December 31, 2023, and consisted primarily of payment of employees’ taxes on vested RSUs of $5.1 million, partially offset by $2.7 million of proceeds from contributions to our 2019 ESPP.
Inflation
In 2021, the rate of inflation in the United States significantly increased until the second half of 2022 when the rate began to subside. In 2023 and 2024, the inflation rate continued to subside but remained higher than rates experience between 2025 and 2020. We continue to experience inflationary pressures, primarily in increased personnel costs and price increases for certain lab supplies. We anticipate possible inflationary impacts on other cost areas in the future. The extent of any future impacts from inflation on our business and our results of operations will be dependent upon how long the elevated inflation levels persist and the extent to which the rate of inflation were to further increase, if at all, neither of which we are able to predict. If elevated levels of inflation were to persist or if the rate of inflation were to accelerate, the purchasing power of our cash and cash equivalents and marketable investment securities may be further diminished, our expenses could increase faster than anticipated and we may utilize our capital resources sooner than expected. Further, given the complexities of the reimbursement landscape in which we operate, our payors may be unwilling or unable to increase reimbursement rates to compensate for inflationary impacts. As such, the effects of inflation have had, and may continue, to adversely impact our results of operations, financial condition and cash flows.
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
All of our revenues from contracts with customers are associated with the provision of diagnostic, prognostic and predictive testing services. Our revenues are primarily attributable to DecisionDx-Melanoma for CM and our DecisionDx-SCC test for SCC. We also provide a test for patients diagnosed with BE, the TissueCypher test, a test for patients with suspicious pigmented lesions, MyPath Melanoma and DiffDx-Melanoma, and a test for UM, DecisionDx-UM. We also began offering a PGx testing service focused on mental health, IDgenetix, following a business combination completed in April 2022.
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
In the absence of Medicare coverage or contractually established reimbursement rates, we have concluded that our contracts include variable consideration because the amounts paid by Medicare or commercial health insurance carriers may be paid at less than our standard rates or not paid at all, with such differences considered implicit price concessions. Variable consideration attributable to these price concessions is measured at the expected value using the “most likely amount” method under ASC 606. The amounts are estimated using historical average collection rates by test type and payor category taking into consideration the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as the judgment and actions of third parties. Such variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. Variable consideration may be constrained and excluded from the transaction price in situations where there is no contractually agreed upon reimbursement coverage or in the absence of a predictable pattern and history of collectability with a payor. Variable consideration for Medicare claims for which there are no existing positive coverage decisions, including those claims subject to approval by an ALJ at an appeal hearing, is deemed to be fully constrained due to factors outside our influence (i.e., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. Included in revenues for the years ended December 31, 2024 and 2023 were $1.8 million of net negative revenue adjustments and $4.5 million of net negative revenue adjustments, respectively, associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods. These amounts include (i) adjustments for actual collections versus estimated amounts and (ii) cash collections and the related recognition of revenue in current period for tests delivered in prior periods due to the release of the constraint on variable consideration.
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
The following table sets forth the assumptions used to determine the fair value of stock options:

	Years Ended December 31,
	2024	2023	2022
Average expected term (years)	5.0	5.0	5.8
Expected stock price volatility	80.20% - 80.20%	75.57% - 76.01%	68.3% - 75.0%
Risk-free interest rate	4.39% - 4.39%	3.57% - 3.57%	1.5% - 4.2%
Dividend yield	—%	—%	—%
The following table sets forth assumptions used to determine the fair value of the purchase rights issued under the ESPP:

	Years Ended December 31,
	2024	2023	2022
Average expected term (years)	1.2	1.3	1.3
Expected stock price volatility	59.85% - 105.39%	72.80% - 130.95%	63.0% - 91.8%
Risk-free interest rate	3.82% - 5.14%	4.74% - 5.33%	0.6% - 3.5%
Dividend yield	—%	—%	—%
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
In late 2024, we revised our commercial strategy for the IDgenetix test, reallocating resources to inside sales and non-personal promotions. In December 2024, we observed month-to-month decreases in IDgenetix test reports, which persisted through year-end. We continue to offer the IDgenetix test and monitor its performance; nevertheless, we anticipate that test report volumes and net revenues will decrease in 2025. Long-term projections about the performance of this test remain uncertain. We believe these factors indicated a need to revise the remaining useful life of our IDgenetix developed technology intangible asset. On December 1, 2024, we adjusted the estimated remaining useful life from approximately 12 years to 13 months, with the useful life now expected to end on December 31, 2025.
Goodwill
Our goodwill is not amortized but is tested for impairment annually and whenever events or changes in circumstances indicate that it may be impaired. We perform annual impairment reviews of our goodwill balance during the fourth quarter of each year, or more frequently if management believes indicators of impairment exist. We may perform a qualitative assessment to determine if it is necessary to perform a quantitative impairment test. If we determine that a quantitative impairment test is necessary, we apply the guidance in Accounting Standards Update (“ASU”) No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, by comparing the fair value of the reporting unit to its carrying value, including the goodwill. If the carrying value exceeds the fair value, we recognize an impairment loss for the amount by which the carrying value exceeds fair value, up to the total amount of goodwill allocated to the reporting unit. We did not incur any goodwill impairment losses in any of the periods presented. We have concluded that our business is comprised of a single reporting unit. For our annual impairment test for the year ended December 31, 2024, we elected to bypass the qualitative assessment and proceeded directly to the quantitative assessment by comparing our reporting unit’s fair value to its carrying value. Factors that could result in an impairment of goodwill in the future include declines in the price of our common stock, increased competition, changes in macroeconomic developments and unfavorable government or regulatory developments.
We conducted annual impairment testing of goodwill in the fourth quarter which indicated that the fair value of our reporting unit exceeded its carrying value by 117% and therefore no impairment was indicated. To measure the fair value of our single reporting unit, we used a market approach whereby we calculated our total market capitalization on the impairment test date, based on the closing price of our common stock as reported on the Nasdaq Global Market, and applied a reasonable control premium. The control premium was based on an analysis of control premiums paid in recent acquisitions of companies in the same or similar industry as us.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which require public companies disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance was effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption was permitted. The guidance was applied retrospectively to all periods presented in the financial statements, unless it was impracticable. We have adopted the guidance under this ASU 2023-07 on a retrospective basis with an effective date January 1, 2022. Please refer to Note 17 - Segment and Related Information, to our Consolidated Financial Statements for details.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures ("ASU 2023-09"), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact this update will have on the consolidated financial statements and disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income (Subtopic 220-40)—Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses (“ASU 2024-03”), which specifies additional disclosure requirements. The amendments in ASU 2024-03 require disclosure about the composition of certain income expense line items, such as purchases of inventory, employee compensation, and other expenses, as well as disclosure about selling expenses. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact this update will have on the consolidated financial statements and disclosures.
We have evaluated all other recently issued, but not yet effective, accounting pronouncements and do not believe that these accounting pronouncements will have any material impact on our consolidated financial statements or disclosures upon adoption.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates fluctuations. We had cash and cash equivalents of $119.7 million as of December 31, 2024, which include bank deposits and money market funds. We had marketable investment securities of $173.4 million as of December 31, 2024, which are U.S. government securities and trading securities. Due to the nature of these instruments, we believe that we have no material exposure to interest rate risk.
As of December 31, 2024, we had a term debt of $10.0 million consisting of an outstanding term loan which bears interest at a floating rate that fluctuates with the WSJ Prime Rate, subject to an interest rate floor of 6.00%. During 2024, the U.S. Federal Reserve lowered interest rates on three separate occasions: by 50 basis points in September 2024, by 25 basis points in November 2024 and by 25 basis points in December 2024. The WSJ Prime Rate decreased by the same basis points for each respective adjustment thereafter.
A hypothetical 10% change in interest rates during any of the periods presented would not have a material impact on future interest income or expense, fair values of portfolio of investments, fair value of long-term debt and related cash flows.

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
Equity Price Risk
As of December 31, 2024, we had equity securities with a total fair value of $3.6 million. A hypothetical 10% decrease in the market price of our trading securities as of December 31, 2024 would decrease the fair value by approximately $0.4 million. These securities are subject to a wide variety and number of market-related risks that could substantially reduce or increase the fair value of our holdings.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
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
As of December 31, 2024, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm, KPMG LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2024, as stated in its attestation report contained in Item 15 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.
Securities Trading Plans of Directors and Executive Officers
On November 11, 2024, Derek Maetzold, our Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 301,404 shares of our common stock, less the number of shares withheld to cover tax withholding obligations in connection with the vesting and settlement of outstanding RSUs and PSUs, and less any shares that are sold under his previous arrangement. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement will be from February 24, 2025 through August 13, 2025.
On November 18, 2024, Frank Stokes, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 100% of the shares of our common stock issued upon the settlement of 14,617 outstanding RSUs, less the number of shares withheld to cover tax withholding obligations in connection with the vesting and settlement of such RSUs. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement will be from February 18, 2025 through December 31, 2026 or earlier if all transactions under the trading arrangement are completed.
No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Regulation S-K Item 408, during the last fiscal quarter.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2025 Annual Meeting of Stockholders (the “Proxy Statement”) pursuant to Regulation 14A of the Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the Proxy Statement is incorporated herein by reference.
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
The information required by Item 408(b) of Regulation S-K will be set forth in the section captioned “Insider Trading Arrangements and Policies” in our Proxy Statement and is incorporated herein by reference.
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
Item 11. Executive Compensation.
The information required by this item is to be included in the Proxy Statement under the section entitled “Executive Compensation” and is incorporated herein by reference, provided that the information required by Item 402(x) of Regulation S-K shall be set forth in the section headed “Policies and practices related to the grant of certain equity awards close in time to the release of material nonpublic information” in the Proxy Statement and is incorporated herein by reference.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is to be included in the Proxy Statement under the section entitled “Transactions with Related Persons and Indemnifications—Related Person Transactions Policy and Procedures” and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
Our independent registered public accounting firm is KPMG LLP, Houston, TX, PCAOB ID: 185.
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

3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2019.
3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2019.
4.1	Description of securities registered under Section 12 of the Exchange Act, incorporated by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K filed with the SEC on March 10, 2020.
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

10.14+
Non-Employee Director Compensation Policy, as amended effective May 31, 2024, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2024.

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

10.19+	Castle Biosciences, Inc. Retirement Policy, incorporated by reference to Exhibit 10.16 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 28, 2023.
10.20+†	Castle Biosciences, Inc. Severance and Change in Control Plan, incorporated by reference to Exhibit 10.20 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 28, 2024.
10.21+
Amended Participation Agreement, dated April 1, 2024, by and between the Company and Tobin Juvenal, incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2024.

10.22+
Amended Participation Agreement, dated April 1, 2024, by and between the Company and Kristen Oelschlager, incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2024.

10.23+
Amended Participation Agreement, dated April 2, 2024, by and between the Company and Derek Maetzold, incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2024.

10.24+
Amended Participation Agreement, dated April 2, 2024, by and between the Company and Frank Stokes, incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2024.

10.25
Standard Office Lease, dated as of October 5, 2015, by and between the Registrant and Merced Restart Phoenix Investors II, LLC, incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 (File No. 333-232369), as amended, originally filed with the SEC on June 26, 2019.

Exhibit Number	Description of document
10.26
First Amendment to Lease, dated December 4, 2018, by and between the Registrant and Alturas Siete I, LLC, incorporated by reference to Exhibit 10.15 of the Registrant's Annual Report on Form 10-K, filed with the SEC on March 10, 2020.

10.27
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

10.29†
Fourth Amendment to Standard Office Lease, dated March 11, 2022, by and between the Registrant and Alturas Siete I, LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 17, 2022.

10.30†
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

10.32
First Amendment to Standard Office Lease, dated February 16, 2021, by and between the Registrant and Alturas Siete II, LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2021.

10.33
Second Amendment to Standard Office Lease, dated November 29, 2021, by and between the Company and Alturas Siete, II, LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 3, 2021.

10.34
Third Amendment to Standard Office Lease, dated February 9, 2023, by and between the Registrant and Alturas Siete, II, LLC, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2023.

10.35
Fourth Amendment to Standard Office Lease, dated April 18, 2023 by and between the Registrant and Alturas Siete II, LLC, incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10 2023.

10.36
Commercial Lease, dated December 17, 2019, by and between the Registrant and Tannos Land Holding III, LLC, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2019.

10.37
First Amendment to Commercial Lease, dated November 13, 2020, by and between the Registrant and Tannos Land Holdings III, LLC, incorporated by reference to Exhibit 10.23 of the Registrant's Annual Report on Form 10-K filed with the SEC on March 11, 2021.

10.38
Second Amendment to Commercial Lease, executed December 15, 2022, by and between the Registrant and Tannos Land Holdings III, LLC, incorporated by reference to Exhibit 10.32 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 28, 2023.

10.39†
Lease Agreement, dated April 1, 2022, by and between the Registrant and ACA Concourse East Unit 3 LLC, incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2022.

10.40#†
First Amendment to Lease Agreement, dated March 26, 2024 by and between the Registrant and ACA Concourse East Unit 3 LLC, incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2024.

10.41
Confirmation of Amendment Provisions, dated as of August 8, 2024, to the Lease Agreement, dated April 1, 2022, by and between the Registrant and ACA Concourse East Unit 3 LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2024.

10.42
Purchase Sale Agreement of Land, dated Jul 10, 2023, by and between the Registrant and Hal B. Boone, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2023.

10.43
First Amendment to Purchase Sale Agreement of Land, dated October 4, 2023, by and between the Registrant and Hal B. Boone, incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2023.

Exhibit Number	Description of document
10.44†
Second Amendment to Purchase Sale Agreement of Land, dated January 9, 2024, by and between the Registrant and Hal B. Boone, incorporated by reference to Exhibit 10.38 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 28, 2024.

10.45#
Exclusive License Agreement, dated as of November 14, 2009, by and between the Registrant and The Washington University, incorporated by reference to Exhibit 10.17 of the Registrant’s Registration Statement on Form S-1 (File No. 333-232369), as amended, originally filed with the SEC on June 26, 2019.

10.46#
Loan and Security Agreement, dated March 26, 2024, by and among the Registrant and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 27, 2024.

19.1*	Insider Trading Policy
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.
97.1+	Castle Biosciences, Inc. Incentive Compensation Recoupment Policy, incorporated by reference to Exhibit 97.1 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 28, 2024.
101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).
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

CASTLE BIOSCIENCES, INC.

Date:	February 27, 2025	By:	/s/ Derek J. Maetzold
Derek J. Maetzold President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Derek J. Maetzold	President, Chief Executive Officer and Director	February 27, 2025
(Derek J. Maetzold)	(Principal Executive Officer)

/s/ Frank Stokes	Chief Financial Officer	February 27, 2025
(Frank Stokes)	(Principal Financial and Accounting Officer)

/s/ Daniel M. Bradbury	Chairperson of the Board of Directors	February 27, 2025
(Daniel M. Bradbury)

/s/ Kimberlee S. Caple	Member of the Board of Directors	February 27, 2025
(Kimberlee S. Caple)

/s/ G. Bradley Cole	Member of the Board of Directors	February 27, 2025
(G. Bradley Cole)

/s/ Rodney Cotton	Member of the Board of Directors	February 27, 2025
(Rodney Cotton)

/s/ Ellen Goldberg	Member of the Board of Directors	February 27, 2025
(Ellen Goldberg)

/s/ Miles D. Harrison	Member of the Board of Directors	February 27, 2025
(Miles D. Harrison)

/s/ Tiffany P. Olson	Member of the Board of Directors	February 27, 2025
(Tiffany P. Olson)

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Castle Biosciences, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Castle Biosciences, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Measurement of test revenue
As discussed in Notes 2 and 3 of the consolidated financial statements, test revenue is recognized when the performance obligation is satisfied, upon delivery of the test report. The amount of revenue recognized reflects the amount of consideration to which the Company expects to be entitled and considers the effects of variable consideration. The measurement of test revenue is determined by contractually established rates as well as historical average collection rates by test type and payor category taking into consideration the range of possible outcomes, the predictive value of the Company’s past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of the Company’s influence, such as the judgment and actions of third parties. The Company reported net revenues of $332.1 million for the year ended December 31, 2024, a portion of which related to test revenue.
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
Houston, Texas
February 27, 2025

CASTLE BIOSCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$119,709	$98,841
Marketable investment securities	173,421	144,258
Accounts receivable, net	51,218	38,302
Inventory	8,135	7,942
Prepaid expenses and other current assets	7,671	6,292
Total current assets	360,154	295,635
Long-term accounts receivable, net	918	1,191
Property and equipment, net	51,122	25,433
Operating lease assets	11,584	12,306
Goodwill and other intangible assets, net	106,229	117,335
Other assets – long-term	1,228	1,440
Total assets	$531,235	$453,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,901	$10,268
Accrued compensation	32,555	28,945
Operating lease liabilities	1,665	1,137
Current portion of long-term debt	278	—
Other accrued and current liabilities	7,993	7,317
Total current liabilities	49,392	47,667
Long-term debt	9,745	—
Noncurrent operating lease liabilities	14,345	14,173
Noncurrent finance lease liabilities	311	25
Deferred tax liability	1,607	206
Total liabilities	75,400	62,071
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of December 31, 2024 and 2023; no shares issued and outstanding as of December 31, 2024 and 2023.	—	—
Common stock, $0.001 par value; 200,000,000 authorized as of December 31, 2024 and 2023; 28,483,195 and 27,410,532 shares issued and outstanding as of December 31, 2024 and 2023, respectively.	28	27
Additional paid-in capital	655,703	609,477
Accumulated deficit	(200,126)	(218,371)
Accumulated other comprehensive income	230	136
Total stockholders’ equity	455,835	391,269
Total liabilities and stockholders’ equity	$531,235	$453,340

The accompanying notes are an integral part of these consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2024	2023	2022
NET REVENUES	$332,069	$219,788	$137,039
OPERATING EXPENSES AND OTHER OPERATING INCOME
Cost of sales (exclusive of amortization of acquired intangible assets)	60,205	44,982	32,009
Research and development	52,041	53,618	44,903
Selling, general and administrative	200,047	180,152	143,003
Amortization of acquired intangible assets	11,106	9,013	8,266
Change in fair value of contingent consideration	—	—	(18,287)
Total operating expenses, net	323,399	287,765	209,894
Operating income (loss)	8,670	(67,977)	(72,855)
Interest income	12,916	10,623	3,968
Changes in fair value of trading securities	555	—	—
Interest expense	(577)	(11)	(17)
Income (loss) before income taxes	21,564	(57,365)	(68,904)
Income tax expense (benefit)	3,319	101	(1,766)
Net income (loss)	$18,245	$(57,466)	$(67,138)

Earnings (loss) per share:
Basic	$0.66	$(2.14)	$(2.58)
Diluted	$0.62	$(2.14)	$(2.58)

Weighted-average shares outstanding:
Basic	27,776	26,802	26,054
Diluted	29,255	26,802	26,054
The accompanying notes are an integral part of these consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Net income (loss)	$18,245	$(57,466)	$(67,138)
Other comprehensive income (loss):
Net unrealized gain (loss) on debt securities held as available-for-sale	94	517	(381)
Comprehensive income (loss)	$18,339	$(56,949)	$(67,519)

The accompanying notes are an integral part of these consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount

BALANCE, JANUARY 1, 2022	25,378,520	$25	$505,482	$(93,767)	$—	$411,740
Stock-based compensation expense	—	—	36,321	—	—	36,321
Exercise of common stock options	148,735	1	832	—	—	833
Issuance of common stock from vested restricted stock units and payment of employees’ taxes	183,887	—	(1,688)	—	—	(1,688)
Issuance of common stock under the employee stock purchase plan	78,652	—	2,352	—	—	2,352
Issuance of common stock in acquisition of business	763,887	1	17,110	—	—	17,111
Net unrealized loss on marketable investment securities	—	—	—	—	(381)	(381)
Net loss	—	—	—	(67,138)	—	(67,138)
BALANCE, DECEMBER 31, 2022	26,553,681	$27	$560,409	$(160,905)	$(381)	$399,150
Stock-based compensation expense	—	—	51,219	—	—	51,219
Exercise of common stock options	71,525	—	269	—	—	269
Issuance of common stock from vested restricted stock units and payment of employees’ taxes	645,454	—	(5,134)	—	—	(5,134)
Issuance of common stock under the employee stock purchase plan	139,872	—	2,714	—	—	2,714
Net unrealized gain on marketable investment securities	—	—	—	—	517	517
Net loss	—	—	—	(57,466)	—	(57,466)
BALANCE, DECEMBER 31, 2023	27,410,532	$27	$609,477	$(218,371)	$136	$391,269
Stock-based compensation expense	—	—	50,320	—	—	50,320
Exercise of common stock options	135,875	—	2,017	—	—	2,017
Issuance of common stock from vested restricted stock units, performance stock units and payment of employees’ taxes	769,100	—	(8,762)	—	—	(8,762)
Issuance of common stock under the employee stock purchase plan	167,688	1	2,651	—	—	2,652
Net unrealized gain on marketable investment securities	—	—	—	—	94	94
Net income	—	—	—	18,245	—	18,245
BALANCE, DECEMBER 31, 2024	28,483,195	$28	$655,703	$(200,126)	$230	$455,835

The accompanying notes are an integral part of these consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES
Net income (loss)	$18,245	$(57,466)	$(67,138)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,997	12,330	10,543
Stock-based compensation expense	50,320	51,219	36,321
Change in fair value of contingent consideration	—	—	(18,287)
Change in fair value of trading securities	(555)	—	—
Deferred income taxes	1,401	(223)	(1,877)
Accretion of discounts on marketable investment securities	(6,685)	(5,491)	(1,368)
Other	268	635	158
Change in operating assets and liabilities:
Accounts receivable	(12,643)	(14,930)	(6,218)
Prepaid expenses and other current assets	(1,142)	(435)	(1,224)
Inventory	(193)	(3,962)	(1,680)
Operating lease assets	1,322	(258)	991
Other assets	262	(330)	618
Accounts payable	(4,372)	5,707	582
Operating lease liabilities	(1,289)	852	(608)
Accrued compensation	3,610	4,587	8,495
Other accrued and current liabilities	320	2,139	(963)
Net cash provided by (used in) operating activities	64,866	(5,626)	(41,655)

INVESTING ACTIVITIES
Purchases of marketable investment securities	(205,729)	(189,075)	(134,689)
Proceeds from maturities of marketable investment securities	183,900	186,500	—
Purchases of property and equipment	(28,326)	(13,621)	(5,632)
Proceeds from sale of property and equipment	18	13	195
Acquisition of business, net of cash and cash equivalents acquired	—	—	(26,966)
Asset acquisitions, net of cash and cash equivalents acquired	—	—	547
Net cash used in investing activities	(50,137)	(16,183)	(166,545)

FINANCING ACTIVITIES
Proceeds from exercise of common stock options	2,017	269	833
Payment of employees’ taxes on vested restricted stock units	(8,762)	(5,134)	(1,688)
Proceeds from contributions to the employee stock purchase plan	2,981	2,709	2,492
Repayment of principal portion of finance lease liabilities	(97)	(142)	(122)
Proceeds from issuance of term debt	10,000	—	—
Net cash provided by (used in) financing activities	6,139	(2,298)	1,515
The accompanying notes are an integral part of these consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Years Ended December 31,
	2024	2023	2022

NET CHANGE IN CASH AND CASH EQUIVALENTS	20,868	(24,107)	(206,685)
Beginning of year	98,841	122,948	329,633
End of year	$119,709	$98,841	$122,948

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
Interest	$434	$11	$16
Income taxes	$2,503	$198	$120

DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued purchases of property and equipment	$2,231	$1,226	$1,396
Property and equipment acquired with tenant improvement allowance	$1,389	$1,281	$51
Operating lease assets obtained in exchange for lease obligations	$607	$1,547	$6,075
Decrease in operating lease assets with corresponding change in lease liabilities	$(7)	$—	$—
Finance lease assets obtained in exchange for lease obligations	$218	$—	$—
Common stock issued in acquisition of business	$—	$—	$17,111

The accompanying notes are an integral part of these consolidated financial statements.

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business
Castle Biosciences, Inc. (the ‘‘Company,” “we,” “us” or “our”) was incorporated in the state of Delaware on September 12, 2007. We are a commercial-stage diagnostics company focused on providing clinicians and their patients with personalized, clinically actionable information to inform treatment decisions and improve health outcomes. We are based in Friendswood, Texas (a suburb of Houston, Texas) and our laboratory operations are conducted at our facilities located in Phoenix, Arizona and Pittsburgh, Pennsylvania.
2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of Castle Biosciences, Inc. and our wholly owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’). All intercompany accounts and transactions have been eliminated in consolidation.
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
We have a history of recurring net losses and negative cash flows and as of December 31, 2024, we had an accumulated deficit of $200.1 million. We believe our $119.7 million of cash and cash equivalents, and $173.4 million of marketable investment securities as of December 31, 2024, and anticipated revenue from our test reports will be sufficient to meet our cash requirements through at least the 12-month period following the date that these consolidated financial statements were issued.
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
Segment Reporting
Operating segments are components of an enterprise engaging in business activities from which it may recognize revenues and incur expenses, where discrete financial information is available, and where its operating results are regularly reviewed by the public entity's chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and to assess its performance. A CODM may be an individual or a

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
decision-making group. A reportable segment consists of one or more operating segments. For additional information on our segment reporting, see Note 17.
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
Marketable Investment Securities
Our marketable investment securities are comprised of debt and equity securities. All debt securities are recognized in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, Investments-Debt Securities (“ASC 320”). Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such determination at each balance sheet date. All debt securities are classified as available-for-sale (“AFS”) and are recorded at fair value in accordance with ASC 320. We recognize the unrealized gains and losses related to changes in fair value as a separate component of accumulated other comprehensive income (loss) within total stockholders’ equity, net of any related deferred income tax effects, on the consolidated balance sheets. Premiums or discounts from par value are amortized over the life of the underlying investment and are included in interest income in the consolidated statements of operations. Realized gains and losses on available-for-sale securities, if any, are calculated at the individual security level and are included in interest income in the consolidated statements of operations. Impairments of available-for-sale debt securities, if any, are recorded in the consolidated statements of operations.
Our equity securities consist of investments in shares of common stock which are listed and traded on the Nasdaq Global Market. All trading securities are recognized in accordance with ASC Topic 321, Investments-Equity Securities and reported at their readily determinable fair values as quoted by market exchanges where changes in fair value are included in changes in fair value of trading securities in the consolidated statements of operations. All changes in a marketable security’s fair value are reported in earnings as they occur, as such, the sale of our trading securities does not necessarily give rise to a significant gain or loss. Investments in equity securities are classified as either current or long-term depending upon management’s intentions. See Notes 5 and 12 for further details.
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
We accrue an allowance for credit losses against our accounts receivable based on management’s current estimate of amounts that will not be collected. Management’s estimates are typically based on historical loss information adjusted for current conditions. We generally do not perform evaluations of customers’ financial condition and generally do not require collateral. Historically, our credit losses have not been significant. The allowance for credit losses was zero as of December 31, 2024 and 2023. Adjustments for implicit price concessions attributable to variable consideration, as discussed below, are incorporated into the measurement of the accounts receivable balances and are not part of the allowance for credit losses.

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Inventory
We carry inventories of test supplies in our laboratory facilities. The inventories are carried at the lower of weighted average cost and net realizable value and expensed through cost of sales as the supplies are used.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally between five and ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the lease. Our leasehold improvements primarily relate to our office and laboratory facilities in Friendswood, Texas, Phoenix, Arizona and Pittsburgh, Pennsylvania, and are generally being depreciated through the end of the lease terms in 2025 and 2033, respectively. Maintenance and repairs are charged to expense as incurred, and material improvements are capitalized. Interest costs incurred during the construction of major capital projects are capitalized until the underlying asset is ready for its intended use, at which point the capitalized interest costs are amortized using the straight-line method over the estimated useful life of the underlying asset. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheet and any resulting gain or loss is reflected in the consolidated statements of operations in the period realized.
Intangible Assets
Our intangible assets, which are comprised primarily of acquired developed technology, are considered to be finite-lived and are amortized on a straight-line basis over their estimated useful lives.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment. We test goodwill for impairment in the fourth quarter of each fiscal year and when events, or changes in circumstances, indicate that it may be impaired. Events and changes in circumstances indicating that goodwill may be impaired include sustained declines in the price of our common stock, increased competition, changes in macroeconomic developments, unfavorable government or regulatory developments and changes in coverage or reimbursement conditions.
Goodwill is tested for impairment at the reporting until level where goodwill is held. Testing begins with completion of an optional qualitative assessment. If the qualitative assessment suggests that impairment is more likely than not, quantitative testing is conducted. If the qualitative assessment is bypassed, we proceed directly to quantitative testing. Quantitative testing consists of comparing the carrying value of goodwill to its estimated fair value. Impairment of goodwill is the condition that exists when the carrying value exceeds its fair value. Amounts by which carrying value exceed fair value, up to the total amount of goodwill allocated to the reporting unit, are recognized as an impairment loss in the consolidated statements of operations.
Long-Lived Assets
We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the total of estimated future undiscounted cash flows, expected to result from the use of the asset and its eventual disposition, are less than the carrying amount. Impairment, if any, would be calculated based on the excess of the carrying amount of the long-lived asset over the long-lived asset’s fair value. There were no impairment charges recognized during the years ended December 31, 2024, 2023 and 2022.
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

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Contingent consideration is classified as current or noncurrent in the consolidated balance sheets based on the contractual timing of future settlement. For additional information on the contingent consideration, see Notes 6 and 12.
Leases
We account for leases in accordance with ASC Topic 842, Leases (“ASC 842”). We categorize leases at their commencement as either operating or finance leases based on the criteria in ASC 842. Under ASC 842, we record right-of-use (“ROU”) assets and lease liabilities for each lease arrangement identified, except that we have elected the short-term lease exemption for all leases with a term of 12 months or less. Lease liabilities are recorded at the present value of future lease payments discounted using our incremental borrowing rate for the lease established at the commencement date and ROU assets are measured at the amount of the lease liability plus any initial direct costs, less any lease incentives received before commencement. For our operating leases, we recognize a single lease cost over the lease term on a straight-line basis. We have elected the practical expedient of not separating nonlease components from lease components in all leases. See Note 11 for details on our leases.
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

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accrued Compensation
We accrue for liabilities under discretionary employee and executive bonus plans. Our estimated compensation liabilities are based on progress against corporate objectives approved by our board of directors, compensation levels of eligible individuals and target bonus percentage levels. Our board of directors reviews and evaluates the performance against these objectives and ultimately determines the actual achievement levels attained. We also accrue for liabilities under employee sales incentive bonus plans with accruals based on performance achieved to date compared to established targets. As of December 31, 2024 and 2023, we accrued approximately $23.3 million and $21.7 million, respectively, for liabilities associated with these bonus plans. These amounts are classified as current or noncurrent accrued liabilities in the balance sheets based on the expected timing of payment.
Retirement Plan
We have an Internal Revenue Code (“IRC”) Section 401(k) profit sharing plan (the “Plan”) for eligible employees. The Plan is funded by employee contributions and provides for discretionary contributions in the form of matching and/or profit-sharing contributions. For the years ended December 31, 2024, 2023, and 2022 we provided a discretionary matching contribution of $5.5 million, $4.6 million, and $3.5 million respectively. The higher amount for the year ended December 31, 2024 primarily reflects an increase in the number of employees compared to the years ended December 31, 2023 and 2022.
Income Taxes
We use the asset and liability method of accounting for income taxes. Current income taxes are recognized for the estimated taxes payable or refundable on tax returns for the current year. Deferred income taxes arise from the recognition of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. We consider all evidence, both positive and negative, with respect to our net operating loss (“NOL”) carryforwards, expected levels of pre-tax financial statement income (loss), taxable income (benefit), liquidity, and prudent and reasonable tax planning strategies when evaluating whether the temporary differences will be realized. In projecting future taxable income (loss), we begin with budgeted pre-tax income (loss) adjusted for estimated taxable and non-taxable items. The assumptions about future taxable income (loss) require significant judgment and are consistent with the plans and estimates we use to manage our businesses. A valuation allowance is established when it is more likely than not that some portion of the deferred tax asset will not be realized. The evaluation of a valuation allowance considers the character of the taxable income, ordinary income versus capital income. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. A liability for unrecognized tax benefits is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. The effect of a change in tax rates is recognized in the period of enactment. If we were to be levied interest and penalties by the Internal Revenue Service, these amounts would be recognized as a component of income tax expense in the consolidated statement of operations.
Our policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of tax expense.
Stock-Based Compensation
Stock-based compensation expense for equity instruments is measured based on the grant-date fair value of the awards. For stock option awards, and purchase rights made under the 2019 Employee Stock Purchase Plan (the “ESPP”), the fair value is estimated on the date of grant using the Black-Scholes option-pricing valuation model. For restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”), the fair value is equal to the closing price of our common stock on the date of grant. For awards with graded vesting and only service conditions, we recognize compensation costs on a straight-line basis over the requisite service period of the awards. For stock options and RSUs, the requisite service period is generally the award’s vesting period (typically four years). PSUs vest upon the achievement of certain performance conditions and the provision of service with us through a specified period. Accruals of compensation cost for PSUs are based on the probable outcome of the performance conditions and are reassessed each reporting period. We recognize compensation cost for PSUs separately for each vesting tranche on a ratable basis over the requisite service period. The requisite service period for PSUs is based on an analysis of vesting requirements and performance conditions for the particular award. Certain employees are entitled to acceleration of vesting of a portion of their awards upon retirement, subject to age, service and notice requirements. Share-based awards falling into the scope of the 2023 Retirement Policy are accounted

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
for as a modification of existing awards under ASC Topic 718, Compensation – Stock Compensation. The modifications do not result in recognition of incremental compensation cost however, do result in a new estimate of the requisite service period, which we reassess at each balance sheet date. For the ESPP, the requisite service period is generally the period of time from the offering date to the purchase date. Forfeitures are accounted for as they occur.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) is made up of net loss plus net unrealized gain (loss) on marketable investment securities, which is our only other item of other comprehensive income (loss).
CARES Act Payroll Tax Deferral
The CARES Act permitted employers to defer the payment of the employer share of social security taxes due for the period beginning March 27, 2020 and ending December 31, 2020. Of the amounts deferred, 50% were required to be paid by December 31, 2021 and the remaining 50% were required to be paid by December 31, 2022. We began deferring payment of the employer share of social security taxes in May 2020. Of the $0.6 million originally deferred, 50% was repaid during the year ended December 31, 2021 and the remaining $0.3 million of such taxes were repaid during the year ended December 31, 2022.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which require public companies disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance was effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption was permitted. The guidance was applied retrospectively to all periods presented in the financial statements, unless it was impracticable. We have adopted the guidance under this ASU 2023-07 on a retrospective basis with an effective date January 1, 2022. For additional information on our segment reporting, see Note 17.
Accounting Pronouncements Yet to be Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures ("ASU 2023-09"), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact this update will have on the consolidated financial statements and disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income (Subtopic 220-40)—Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses (“ASU 2024-03”), which specifies additional disclosure requirements. The amendments in ASU 2024-03 require disclosure about the composition of certain income expense line items, such as purchases of inventory, employee compensation, and other expenses, as well as disclosure about selling expenses. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact this update will have on the consolidated financial statements and disclosures.
We have evaluated all other recently issued, but not yet effective, accounting pronouncements and do not believe that these accounting pronouncements will have any material impact on the consolidated financial statements or disclosures upon adoption.
3. Revenue
All of our revenues from contracts with customers are associated with the provision of testing services. Our revenues are primarily attributable to our DecisionDx®-Melanoma test for cutaneous melanoma and our DecisionDx®-SCC test for cutaneous squamous cell carcinoma (“SCC”). We also provide a test for patients diagnosed with Barrett’s esophagus (“BE”), the TissueCypher® test, a test for patients with suspicious pigmented

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
lesions, MyPath® Melanoma and DiffDx®-Melanoma, and a test for uveal melanoma (“UM”), DecisionDx®-UM. We also began offering a pharmacogenomics (“PGx”) testing service focused on mental health, IDgenetix®, following a business combination completed in April 2022. Information on the disaggregation of revenues is included below.
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
In the absence of Medicare coverage, contractually established reimbursements rates or other coverage, we have concluded that our contracts include variable consideration because the amounts paid by Medicare or commercial health insurance carriers may be paid at less than our standard rates or not paid at all, with such differences considered implicit price concessions. Variable consideration attributable to these price concessions is measured at the expected value using the ‘‘most likely amount’’ method under ASC 606. The amounts are estimated using historical average collection rates by test type and payor category taking into consideration the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as the judgment and actions of third parties. Such variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. Variable consideration may be constrained and excluded from the transaction price in situations where there is no contractually agreed upon reimbursement coverage or in the absence of a predictable pattern and history of collectability with a payor. Accordingly, in such situations revenues are recognized on the basis of actual cash collections. Variable consideration for Medicare claims that are not covered by Medicare, including those claims undergoing appeal, is deemed to be fully constrained due to factors outside our influence (e.g., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. Included in revenues for the years ended December 31, 2024, 2023, and 2022 were $1.8 million of net negative revenue adjustments, $4.5 million of net negative revenue adjustments, and $2.0 million of net negative revenue adjustments, respectively, associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods. These amounts include (i) adjustments for actual collections versus estimated amounts and (ii) cash collections and the related recognition of revenue in current period for tests delivered in prior periods due to the release of the constraint on variable consideration.
Because our contracts with customers have an expected duration of one year or less, we have elected the practical expedient in ASC 606 to not disclose information about our remaining performance obligations. Any incremental costs to obtain contracts are recorded as SG&A expenses as incurred due to the short duration of our contracts. Contract balances consisted solely of accounts receivable (both current and noncurrent) as of December 31, 2024 and 2023.

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregation of Revenues
The table below provides the disaggregation of revenue by type (in thousands):

	Years Ended December 31,
	2024	2023	2022
Dermatologic(1)	$256,996	$183,375	$124,809
Non-Dermatologic(2)	75,073	36,413	12,230
Total net revenues	$332,069	$219,788	$137,039

(1)Consists of DecisionDx-Melanoma, DecisionDx-SCC and our Diagnostic Gene Expression Profile offering (MyPath Melanoma and DiffDx-Melanoma)
(2)Consists of TissueCypher, DecisionDx-UM and IDgenetix.
We have presented disaggregated net revenues included in our single reportable segment in the table above. The characteristics for each test in our single segment are similar, with each test having a single performance obligation. Our CODM is the single individual responsible for managing our segment and reviews consolidated results and budgets in assessing performance and in allocated resources. See Note 17 for additional information about our reportable segment.
Payor Concentration
We rely upon reimbursements from third-party government payors (primarily Medicare) and private-payor insurance companies to collect accounts receivable related to sales of our tests.
Our significant third-party payors and their related revenues as a percentage of total revenues and accounts receivable balances were as follows:

	Percentage of Revenues			Percentage of Accounts Receivable (current)		Percentage of Accounts Receivable (noncurrent)
	Year Ended December 31,			As of December 31,		As of December 31,
	2024	2023	2022	2024	2023	2024	2023
Medicare	47%	49%	53%	18%	20%	*	*
Payor A	15%	14%	12%	19%	19%	15%	15%
Payor B	*	*	*	20%	10%	12%	11%

*    Less than 10%
There were no other third-party payors that individually accounted for more than 10% of our total revenue or accounts receivable for the periods shown in the table above.
4. Earnings (loss) Per Share
Basic earnings (loss) per share is computed by dividing net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options, vesting of RSUs and PSUs or purchases under the ESPP. The treasury stock method is used to calculate the potential dilutive effect of these common stock equivalents. Contingently issuable PSU awards are included in the computation of diluted loss per share when the applicable performance criteria would be met and the common shares would be issuable if the end of the reporting period were the end of the contingency period. However, potentially dilutive shares are excluded from the computation of diluted loss per share when their effect is antidilutive.

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table shows the computation of basic and diluted earnings (loss) per share for the following year ended December 31, 2024, 2023, and 2022 (in thousands, except per share data):

	Years Ended December 31,
Numerator:	2024	2023	2022
Net income (loss)	$18,245	$(57,466)	$(67,138)

Denominator:
Weighted-average common shares outstanding, basic	27,776	26,802	26,054
Assumed exercise of stock options	457	—	—
Assumed vesting of RSUs	858	—	—
Assumed vesting of PSUs	144	—	—
Assumed issuance of shares under the ESPP	20	—	—
Weighted-average common shares outstanding, diluted	29,255	26,802	26,054

Earnings (loss) per share:
Basic	$0.66	$(2.14)	$(2.58)
Diluted	$0.62	$(2.14)	$(2.58)
Due to the Company reporting a net loss attributable to common stockholders for years ended December 31, 2023, and 2022, all potentially dilutive securities are antidilutive and are excluded from the computations of diluted loss per share.
The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in our calculation of diluted earnings (loss) per share for the years ended December 31, 2024, 2023, and 2022 because to do so would be antidilutive. With regard to the PSUs, we assume that the associated performance targets will be met at the target level of performance for purposes of calculating diluted net income per common share until such time that it is probable that actual performance will be above or below target (in thousands):

	Years Ended December 31,
	2024	2023	2022
Stock options	2,445	3,319	3,521
RSUs and PSUs	531	3,350	1,650
ESPP	160	330	146
Total	3,136	6,999	5,317
In addition, in connection with our acquisition of AltheaDx, Inc. (“AltheaDx”) in April 2022, no such shares were determined to have been issued and were excluded from the calculation of diluted income (loss) per share because none of the applicable conditions have been met during the earnout periods and based on the final valuation of the contingent consideration as required in the definitive agreement to acquire AltheaDx. See Notes 6 and 12 for additional information.

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. Marketable Investment Securities
Marketable investment securities consisted of the following (in thousands):

	As of December 31,
	2024	2023
Trading securities(1)	$3,555	$—
Debt securities	169,866	144,258
Marketable investment securities	$173,421	$144,258

(1) We had no trading securities as of December 31, 2023.
Trading securities
We recognized $0.6 million in gains, all of which were unrealized, on our trading securities for the year ended December 31, 2024. We recognized no gains or losses for the years ended December 31, 2023 and 2022.
Debt securities
The following tables present our debt securities (in thousands):

	December 31, 2024
	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
U.S. government securities	$169,636	$244	$(14)	$169,866
Total	$169,636	$244	$(14)	$169,866

	December 31, 2023
	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
U.S. government securities	$144,122	$143	$(7)	$144,258
Total	$144,122	$143	$(7)	$144,258
Although our U.S. government securities are available to be sold to meet operating needs or otherwise, these securities are generally held through maturity. We classify all investments as current assets, as these are readily available for use in current operations. The cost of securities sold is determined based on the specific identification method for purposes of recording gains and losses.
There were no realized gains or losses on sales of debt securities for the years ended December 31, 2024, 2023, and 2022.
We evaluated our U.S. government securities under the available-for-sale debt securities impairment model guidance and determined our investment portfolio is comprised of low-risk, investment grade securities.
We believe that an allowance for credit losses is unnecessary because the unrealized losses on certain of our marketable investment securities are due to market factors. Unrealized losses were immaterial for the years ended December 31, 2024, 2023, and 2022. In addition, there were no attributable credit risks, and no credit-related or noncredit-related impairment losses recognized, for the years ended December 31, 2024, 2023 and 2022. The allowance for credit losses was zero as of December 31, 2024 and 2023.
As of December 31, 2024 and 2023, all of our available-for-sale debt securities had contractual maturities of one year or less. Accrued interest receivable is included in prepaid expenses and other current assets in the consolidated balance sheets. As of December 31, 2024 and 2023 the accrued interest receivable balance was immaterial.
Additional information relating to the fair value of marketable investment securities can be found in Note 12.

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Acquisition
AltheaDx, Inc.
On April 26, 2022, we completed the acquisition of 100% of the equity interests in AltheaDx which offers the IDgenetix test that focuses on mental health. We acquired AltheaDx for $30.5 million in cash and $17.1 million in common stock issued, for total consideration of $47.6 million. The fair value of assets acquired and liabilities assumed primarily consisted of finite-lived intangible assets of $35.0 million, goodwill of $10.7 million, cash and cash equivalents of $3.5 million and deferred tax liabilities of $1.7 million. We concluded that the transaction represents a business combination under ASC 805. The financial results of AltheaDx have been included in the consolidated financial statements since the date of the acquisition. The amount of revenue attributable to AltheaDx included in the consolidated statements of operations from the acquisition date through December 31, 2022 was $0.9 million. The loss attributable to AltheaDx included in the consolidated statements of operations from the acquisition date through December 31, 2022 was approximately $12.4 million. This amount did not reflect transaction costs from the acquisition or the effects of the valuation allowance reduction discussed in Note 16. Transaction costs associated with the acquisition were $1.7 million for the year ended December 31, 2022 and were recognized as expenses, included in SG&A expenses in the consolidated statements of operations.
In connection with the acquisition of AltheaDx, we also agreed to pay up to an additional $75.0 million in cash and common stock in connection with the achievement of certain milestones based on 2022, 2023, and 2024 commercial milestones for the IDgenetix test (the “AltheaDx Earnout Payments”). Achievement of milestones required to receive additional payment of cash and issuance of stock were not met during the years ended December 31, 2024, 2023 and 2022 and as such, no payments were made during the same periods. As of December 31, 2024, no future obligations exist relating to AltheaDx Earnout Payments and the contingent consideration period had ended. Contingent consideration liability associated with the AltheaDx Earnout Payments was zero as of the April 26, 2022 date of acquisition and remained unchanged through the ending of the milestone performance period on December 31, 2024.
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

The fair value of the common stock issued was measured using the April 26, 2022 closing price of $22.40 per share, as reported by the Nasdaq Global Market. A portion of the upfront cash and stock consideration was held in escrow following closing to secure indemnification claims, if any, and were released during the year ended December 31, 2023.
During the fourth quarter of 2022, we reversed losses originally recorded during the second and third quarters of 2022 that were associated with the remeasurement of contingent consideration before finalizing the valuation. Also during the fourth quarter of 2022, we recorded an immaterial adjustment to reduce the amortization expense associated with the intangible asset.
The goodwill, which is not deductible for income tax purposes, was primarily attributable to potential future growth opportunities and the organized workforce. The intangible asset is comprised of developed technology with an estimated useful life of 15 years and is being amortized on a straight-line basis. See Note 8 for additional information on the useful life of IDgenetix developed technology.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information for the year ended December 31, 2022 combines our historical financial results and the results of AltheaDx, assuming that the companies were combined as of January 1, 2022, and includes adjustments for amortization expense from the acquired intangible assets and additional stock-based compensation expense. Non-recurring pro forma adjustments consist of acquisition-related transaction

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
costs of $1.7 million and an income tax benefit of $1.6 million, both assumed to have been recognized during the year ended December 31, 2022 and therefore removed from the year ended December 31, 2022.
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
As of December 31, 2024, the milestone period ended, no future obligations existing relating to AltheaDx Earnout Payments, and contingent consideration liability was zero. The named related parties did not receive additional contingent consideration over the duration of the milestone and contingent consideration period. See Note 12 for additional information on fair value measurement of contingent consideration liability.
7. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2024	2023
Land(1)	$7,245	$—
Lab equipment	23,633	16,472
Leasehold improvements	14,616	9,990
Computer equipment	5,306	4,060
Furniture and fixtures	3,541	2,385
Construction-in-progress	9,614	637
Total	63,955	33,544
Less accumulated depreciation	(12,833)	(8,111)
Property and equipment, net	$51,122	$25,433

(1) On February 9, 2024, we purchased approximately 23 acres of land in Friendswood, Texas for purpose of developing a commercial office building to be used as our future corporate headquarters.

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Depreciation expense was recorded in the consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Cost of sales (exclusive of amortization of acquired intangible assets)	$2,950	$1,758	$874
Research and development	354	330	337
Selling, general and administrative	1,587	1,229	1,067
Total	$4,891	$3,317	$2,278
8. Goodwill and Other Intangible Assets, Net
Goodwill
We had a single reporting unit where all goodwill was allocated for the years ended December 31, 2024, 2023 and 2022. No impairment charges were recorded against goodwill for the years ended December 31, 2024, 2023 and 2022. The balance of our goodwill, net zero accumulated impairments, was $10.7 million as of December 31, 2024 and 2023.
We had a single reportable segment consisting of a single operating segment where the operating segment and the single reporting unit where the same for the years ended December 31, 2024, 2023, and 2022. See Note 17 for additional information on our reportable segment.
We conducted annual impairment testing of goodwill in the fourth quarter which indicated the fair value of our reporting unit exceeded its carrying value by 117% and therefore no impairment was indicated. To measure the fair value of our single reporting unit, we used a market approach whereby we calculated our total market capitalization on the impairment test date, based on the closing price of our common stock as reported on the Nasdaq Global Market, and applied a reasonable control premium. The control premium was based on an analysis of control premiums paid in recent acquisitions of companies in the same or similar industry as us.
Other Intangible Assets, Net
Our other intangible assets, net consist of the following (in thousands):

	As of December 31, 2024
	Gross carrying value	Accumulated amortization	Net	Weighted-Average Remaining Life (in years)
Developed technology	$125,317	$(29,996)	$95,321	8.0
Assembled workforce	563	(347)	216	1.9
Total other intangible assets, net	$125,880	$(30,343)	$95,537

	As of December 31, 2023
	Gross carrying value	Accumulated amortization	Net	Weighted-Average Remaining Life (in years)
Developed technology	$125,317	$(19,003)	$106,314	12.2
Assembled workforce	563	(234)	329	2.9
Total other intangible assets, net	$125,880	$(19,237)	$106,643

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The estimated future aggregate amortization expense as of December 31, 2024 was as follows (in thousands):

Years Ending December 31,
2025	$33,358
2026	6,672
2027	6,569
2028	6,587
2029	6,569
Thereafter	35,782
Total	$95,537
On December 1, 2024, we revised the estimated remaining useful life of our IDgenetix developed technology intangible asset from approximately 12 years to 13 months, where the useful life is expected to end on December 31, 2025. The change in estimate resulted in our recognition of an additional $2.1 million in expense from amortization of acquired intangible assets, reducing net income by the same amount, for the fourth quarter and year ended December 31, 2024. The change in estimate is expected to increase expense from amortization of acquired intangible assets by approximately $24.3 million for the year ended December 31, 2025.
Amortization expense of intangible assets was $11.1 million, $9.0 million, and $8.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.
9. Other Accrued and Current Liabilities
Other accrued and current liabilities consisted of the following (in thousands):

	As of December 31,
	2024	2023
Clinical studies	$2,580	$3,475
Accrued service fees	2,338	1,939
ESPP contributions	1,225	896
Accrued taxes	1,076	401
Other	774	606
Total	$7,993	$7,317
10. Long-Term Debt
We had no debt as of December 31, 2023. Our long-term debt as of December 31, 2024 is presented in the table below (in thousands):

As of December 31, 2024
Term debt	$10,200
Unamortized discount	(177)
Total debt, net	10,023
Less: Current portion of long-term debt	(278)
Total long-term debt	$9,745

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Future maturities of principal amounts on long-term debt as of December 31, 2024 were as follows (in thousands):

Years Ending December 31,
2025	$278
2026	3,333
2027	3,333
2028	3,056
Total	$10,000
2024 Loan and Security Agreement
On March 26, 2024 (the ‘‘Closing Date’’), we entered into a Loan and Security Agreement (the ‘‘2024 LSA”), by and between us, our wholly owned subsidiary, Castle Narnia Real Estate Holding 1, LLC and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (the “Lender’’). The 2024 LSA provides for (i) on the Closing Date, $10.0 million aggregate principal amount of Term Loans (the “2024 Term Loan,” as more fully discussed in the ‘‘2024 Term Loan’’ section below), and (ii) from the Closing Date until March 31, 2025, an additional line of credit of $25.0 million with the same interest rate and maturity as the term debt available (the “2024 Credit Line,” as more fully discussed in the ‘‘2024 Credit Line’’ section below) at our option.
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
In addition, the 2024 LSA contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be liable for immediate repayment of all obligations under the 2024 LSA. Should we seek to amend the terms of the 2024 LSA, the consent of the Lender would be required. As of December 31, 2024, we were in compliance with all of the covenants.
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
2024 Term Loan
On the Closing Date, we drew $10.0 million in Term Loans under the terms and provisions of the 2024 LSA. We are obligated to make a final payment of $0.2 million under the terms of the 2024 LSA final payment provisions. A discount on debt equal to this obligation was recorded on the draw date and is being amortized as additional interest expense using the effective interest method over the term of the debt. As of December 31, 2024, no payment on principal has been made. As of December 31, 2024, the weighted average effective interest rate for all outstanding debt under the 2024 Term Loan was 8.19%.
2024 Credit Line
We have a $25.0 million line of credit under the terms and provisions of the 2024 LSA available from the Closing Date until March 31, 2025. Amounts repaid under the 2024 Credit Line may not be reborrowed. As of December 31, 2024, no draws had been made on the 2024 Credit Line.
Interest Expense on Long-Term Debt
We recognized $0.5 million of interest expense for year ended December 31, 2024, the components of which included $0.7 million interest expense on long term debt less $0.2 million capitalized interest. There was no interest expense on long term debt or capitalized interest for the years ended December 31, 2023 and 2022.

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. Leases
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
We lease general office and laboratory facilities in Pittsburgh Pennsylvania (the “Pittsburgh Lease”). The Pittsburgh Lease commenced in late 2022 under a term of 10.5 years, and with a five-year renewal option and an early termination clause. On August 1, 2024, we amended our Pittsburgh Lease to take early possession of additional square footage under an expansion provision in the original contract at an earlier date than provided for under the original agreement. The expansion option provided us with 23,821 additional square feet, most of which will be dedicated laboratory space, in exchange for an incremental increase in our fixed monthly payments. The amendment did not change the end date under the original lease term, or provide any additional options not already provided for under the original agreement. We evaluated the amendment under ASC Topic 842, Leases, and determined that it constituted a modification to an existing contract and assessed the classification remained an operating lease. Following the modification, our obligations for the remaining lease term increased and we used $1.3 million of lease incentives for leasehold improvements. As of December 31, 2024, we had no remaining credits for leasehold improvements under this contract. In our remeasurement, we recognized an additional $0.6 million in operating lease assets in exchange for an equal amount of additional lease liabilities.
We have not included the optional renewal periods in the measurement of the lease obligations because it is not reasonably certain that we will exercise these renewal options.
Our other operating leases primarily consist of office equipment.
Finance Lease
We lease office printers and other office equipment (the “Finance Leases”) for use across our facilities. The Finance Leases commenced in June 2024 under a 64-month term, with an automatic one year extension that becomes effective unless we provide advanced notice of our intent not to extend the term, and a cash lease incentive of $0.2 million. We currently do not expect to extend the term after the original term ends.
Discount Rates
We discount our lease obligations using our incremental borrowing rate at the commencement date of the lease or as of the effective date of a lease modification. The incremental borrowing rate is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. As of March 26, 2024, we had outstanding borrowings under the 2024 LSA and referred to the interest rate of such debt for use as our incremental borrowing rate. Prior to having outstanding borrowing under the 2024 LSA, we primarily considered industry data, our credit rating and the lease term to determine our incremental borrowing rate.

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Lease Balances and Costs
Lease balances reflected in the consolidated balance sheet were as follows (in thousands):

		As of December 31,
Lease Balance	Classification	2024	2023
Lease Assets
Operating	Operating lease assets	$11,584	$12,306
Finance	Property and equipment, net	$222	$91

Lease Liabilities
Current
Operating	Operating lease liabilities	$1,665	$1,137
Finance	Other accrued and current liabilities	$101	$71
Noncurrent
Operating	Noncurrent operating lease liabilities	$14,345	$14,173
Finance	Noncurrent finance lease liabilities	$311	$25
Lease costs included in the consolidated statement of operations were as follows (in thousands):

	Years Ended December 31,
Lease Cost	2024	2023	2022
Operating lease cost(1)	$2,933	$2,625	$1,997
Finance lease cost
Amortization of lease assets	87	141	129
Interest on finance lease liabilities	23	11	16
Short-term lease cost	6	108	477
Total lease cost	$3,049	$2,885	$2,619

(1)    Includes variable lease cost of $0.4 million, $0.3 million, and $0.4 million for the years ended December 31, 2024, 2023, and 2022 respectively.
Other Information
Supplemental cash flow information for lease activities included in the consolidated statements of cash flows were as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,657	$1,723	$1,283
Operating cash flows from interest paid on finance leases	$20	$11	$16
Financing cash flows from finance leases	$97	$142	$122

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Information regarding the weighted-average lease term and weighted-average discount rate is presented below:

	As of December 31,
	2024	2023
Weighted-average remaining lease term (years)
Operating leases	8.5	9.1
Finance leases	4.5	1.3

Weighted-average discount rate
Operating leases	8.4%	8.0%
Finance leases	8.4%	7.4%
Future maturities for operating lease and finance lease liabilities as of December 31, 2024 were as follows (in thousands):

	Operating Leases	Finance Leases
Years Ending December 31,
2025	$2,948	$128
2026	2,399	98
2027	2,443	98
2028	2,494	98
2029	2,544	73
Thereafter	9,929	—
Total lease payments	22,757	495
Less: Interest component	(6,747)	(83)
Present value of lease payments	$16,010	$412
Undiscounted future lease payments for leases that had not yet commenced as of December 31, 2024 was zero.
12. Fair Value Measurements
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

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below provides information by level within the fair value hierarchy, of our financial assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2024 and 2023 (in thousands):

	As of December 31, 2024
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds(1)	$114,091	$—	$—	$114,091
U.S. government securities(2)	$169,866	$—	$—	$169,866
Trading securities(2)	$3,555	$—	$—	$3,555
Liabilities
Term Debt (3)	$—	$10,023	$—	$10,023

	As of December 31, 2023
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds(1)	$89,308	$—	$—	$89,308
U.S. government securities(2)	$144,258	$—	$—	$144,258

(1)Classified as “Cash and cash equivalents” in the consolidated balance sheets.
(2)Classified as “Marketable investment securities” in the consolidated balance sheets.
(3)Classified as “Current portion of long-term debt” and “Long term debt” in the consolidated balance sheets.
Contingent Consideration
In connection with our acquisition of Cernostics in December 2021, we recorded a liability for contingent consideration that was payable based on the achievement of certain commercial milestones relating to the year ending December 31, 2022 (“Cernostics Earnout Payments”). There were no Cernostics Earnout Payments that became payable because the commercial milestones were not achieved during the earnout period and the final valuation of the contingent consideration was assessed to be zero as of December 31, 2022, resulting in a loss of $18.3 million associated with the change in fair value of the contingent consideration.
In connection with our acquisition of AltheaDx, we agreed to pay contingent consideration of up to $75.0 million relating to the AltheaDx Earnout Payments, as discussed further in Note 6. The portions of the AltheaDx Earnout Payments associated with the commercial milestones for the years ended December 31, 2024, 2023 and 2022 were $20.0 million, $37.5 million (contained a 2022 catch-up provision for additional payment up to $17.5 million) and $35.0 million, respectively, and were not paid at each of these milestone events due to the applicable commercial milestones not being met.
The contingent consideration was classified as a Level 3 fair value measurement due to the use of significant unobservable inputs and a Monte Carlo simulation to determine its fair value. The Monte Carlo simulation uses projections of the commercial milestones for the applicable period as well as the corresponding targets and approximate timing of payment based on the terms of the arrangement. The final valuation for the contingent consideration as of the date of acquisition was assessed to be zero and resulted in a measurement period adjustment. See Note 6 for additional information on the measurement period adjustment. There were no AltheaDx Earnout Payments that became payable because the commercial milestones were not achieved during the earnout periods and the final valuation of the contingent consideration was assessed to be zero as of December 31, 2024.

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
No gains or losses were recorded associated with changes in fair value during the years ended December 31, 2024, 2023, and 2022.
The contingent consideration liability was remeasured at fair value at each reporting period taking into account any updated assumptions or changes in circumstances. Any changes in the fair value were recorded as gains or losses in the consolidated statement of operations. A measurement period adjustment was recognized in the fourth quarter of 2022 to reverse the preliminary valuation of the contingent consideration and losses recorded during the interim period.
13. Commitments and Contingencies
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
14. Stockholders’ Equity
Capital Stock
The Company’s Amended and Restated Certificate of Incorporation, dated July 29, 2019, authorizes the Company to issue up to 200,000,000 shares of common stock with a par value of $0.001 per share. The Company is also authorized to issue up to 10,000,000 shares of preferred stock with a par value of $0.001 per share. No dividends were declared or paid during the years ended December 31, 2024 or 2023.
15. Stock Incentive Plans and Stock-Based Compensation
Equity Incentive Plans
On July 24, 2019, we adopted the 2019 Equity Incentive Plan (the “2019 Plan”). As of December 31, 2024, there were 791,974 shares remained available for grant under the 2019 Plan. The 2019 Plan provides for automatic annual increases to the number of shares authorized for issuance, equal to 5% of our common shares outstanding as of the immediately preceding year end, through January 1, 2029. Under this provision, effective January 1, 2025, an additional 1,424,159 shares became available under the 2019 Plan.
Prior to adopting the 2019 Plan, we had adopted the 2008 Stock Plan (the “2008 Plan”) on September 6, 2008 and the 2018 Stock Plan (the “2018 Plan”) on August 15, 2018. No additional shares have been issued from each respective plan following the chronological adoption of each succeeding plan.
Our stock incentive plans provide for the granting of awards to employees, directors, and consultants. Available awards under our incentive plans include options to purchase common stock as well as RSU, PSUs, and other equity-based awards providing recipients the right to receive common shares.
Inducement Plan
On December 22, 2022, our board of directors approved the 2022 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the granting of awards as inducement material to the grantee’s entering into employment with us to the extent such grantee was not previously an employee of ours or is entering into employment following a bona fide period of non-employment with us. Our Inducement Plan provides for the grant of RSU awards and other stock awards made as an inducement material to the grantee’s entering into employment with us to the extent such grantee was not previously an employee of ours or is entering into employment following

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
a bona fide period of non-employment with us. As of December 31, 2024, there were 191,156 shares available for grant under the Inducement Plan.
Options Granted Under our Plans
Our 2019 Plan and Inducement Plan provide for the granting of options in form of incentive stock options (“ISO”) and non-statutory stock options (“NSOs”). ISOs may only be granted to our employees and employee-directors. NSOs may be granted to our employees, employee-directors, nonemployee directors, and consultants. Options may be granted for terms up to ten years from the date of grant, as determined by the board of directors; provided, however, that with respect to an ISO granted to a person who owns stock representing more than 10% of the voting power of all classes of stock of ours, the terms shall be for no more than five years from the date of grant. The exercise price of options granted must be no less than 100% of the fair market value of the shares on the date of grant, provided, however, that with respect to an ISO granted to an employee who at the time of grant of such options owns stock representing more than 10% of the voting power of all classes of stock of ours, the exercise price shall not be less than 110% of the fair market value of the shares on the date of grant. Options generally vest over four years (generally 25% after one year and monthly thereafter), subject to the option holder’s continued service with us. We issue new shares to satisfy option exercises.
Stock Options
Stock option activity under our stock plans for the years ended December 31, 2024, 2023, and 2022 is set forth below:

		Weighted-Average
	Stock Options Outstanding	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 1, 2022	3,586,688	$34.75
Granted	263,645	$22.35
Exercised	(148,735)	$5.59
Forfeited/Cancelled	(281,758)	$34.08
Balance as of December 31, 2022	3,419,840	$35.11
Granted	170	$25.06
Exercised	(71,525)	$3.77
Forfeited/Cancelled	(139,506)	$44.87
Balance as of December 31, 2023	3,208,979	$35.38
Granted	3,379	$71.22
Exercised	(135,875)	$14.85
Forfeited/Cancelled	(86,720)	$39.74
Balance as of December 31, 2024	2,989,763	$36.23	5.5	$11,709

Exercisable at December 31, 2024	2,819,446	$35.88	5.5	$11,684
Restricted Stock Units
RSUs represent the right to receive shares of our common stock at a specified future date, subject to vesting. Our RSUs generally vest annually from the grant date in four equal installments subject to the holder’s continued service with us. We issue new shares of common stock upon the vesting of RSUs.

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes our RSU activity for the years ended December 31, 2024, 2023, and 2022:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Balance as of January 1, 2022	1,050,174	$44.31
Granted	2,988,107	$23.15
Vested(1)	(257,708)	$45.14
Forfeited/Cancelled	(302,651)	$27.12
Balance as of December 31, 2022	3,477,922	$27.56
Granted	549,296	$17.92
Vested(1)	(901,547)	$28.85
Forfeited/Cancelled	(320,596)	$25.62
Balance as of December 31, 2023	2,805,075	$25.48
Granted	1,708,028	$22.37
Vested (1)	(982,403)	$27.68
Forfeited/Cancelled	(334,476)	$21.79
Balance as of December 31, 2024	3,196,224	$23.52

(1)The aggregate number of shares withheld upon vesting for employee tax obligations was 281,275, 254,197, and 73,821 for the years ended December 31, 2024, 2023 and 2022, respectively.
Performance-Based Restricted Stock Units
PSUs represent the right to receive shares of our common stock contingent upon the achievement of certain financial performance measures. We issue new shares of common stock upon the vesting of PSUs.
On August 9, 2024 (the “Initial Vesting Date”), the Board certified that the revenue goal for the PSUs granted on December 23, 2022 (“2022 PSUs”) was achieved. Therefore, 50% of the 2022 PSUs were vested and we immediately recognized approximately $0.1 million of stock-based compensation related to this performance metric. The remaining 50% of the 2022 PSUs are all subject to time-based vesting and will vest in full on the one-year anniversary of the Initial Vesting Date.

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes our PSU activity for the year ended December 31, 2024:

	Performance-Based Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Balance as of January 1, 2022	—	$—
Granted	196,033	$23.23
Vested	—	$—
Forfeited/Cancelled	—	$—
Balance as of December 31, 2022	196,033	$23.23
Granted	—	$—
Vested	—	$—
Forfeited/Cancelled	—	$—
Balance as of December 31, 2023	196,033	$23.23
Granted	177,513	$21.23
Vested(1)	(98,018)	$23.23
Forfeited/Cancelled	—	$—
Balance as of December 31, 2024	275,528	$21.94

(1)The aggregate number of shares withheld upon vesting for employee tax obligations was 30,046 for the year ended December 31, 2024.
Retirement Policy
In January 2023, our board of directors approved a retirement policy (the “Retirement Policy”) that provides for acceleration of a portion of unvested awards granted to and held by certain eligible employees upon meeting age, service and notice requirements. No shares vested under this policy during the years ended December 31, 2024 and 2023.
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
As of December 31, 2024, 1,046,680 shares remained available for issuance under the ESPP. The ESPP provides for certain automatic increases in the number of shares of common stock reserved for issuance, which resulted in an additional 284,831 shares becoming available under the ESPP effective January 1, 2025. We issue new shares to satisfy the ESPP purchases.

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Determining Fair Value - Summary of Assumptions
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
We use the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or any other measurement date. The following table sets forth the assumptions used to determine the fair value of stock options:

	Years Ended December 31,
	2024	2023	2022
Average expected term (years)	5.0	5.0	5.8
Expected stock price volatility	80.20% - 80.20%	75.57% - 76.01%	68.34% - 75.02%
Risk-free interest rate	4.39% - 4.39%	3.57% - 3.57%	1.54% - 4.21%
Dividend yield	—%	—%	—%

The following table sets forth assumptions used to determine the fair value of the purchase rights issued under the ESPP:

	Years Ended December 31,
	2024	2023	2022
Average expected term (years)	1.2	1.3	1.3
Expected stock price volatility	59.85% - 105.39%	72.80% - 130.95%	62.98% - 91.78%
Risk-free interest rate	3.82% - 5.14%	4.74% - 5.33%	0.60% - 3.45%
Dividend yield	—%	—%	—%

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Value and Intrinsic Value
For the years ended December 31, 2024, 2023, and 2022 the weighted-average grant date fair value of stock options was $9.23, $15.99, and $14.34 per option, respectively, and the weighted-average grant date fair value of the purchase rights granted under the ESPP was $12.66, $11.43, and $16.79 per share, respectively.
The aggregate intrinsic value of stock options exercised during the years ended December 31, 2024, 2023, and 2022 was $1.7 million, $1.3 million, and $3.7 million, respectively. The aggregate intrinsic value of shares issued under the ESPP was $1.0 million, $0.5 million, and $0.5 million during the years ended December 31, 2024, 2023, and 2022, respectively.
The aggregate fair value of RSUs that vested during the years ended December 31, 2024, 2023, and 2022 was $27.7 million, $18.1 million, and $5.9 million, respectively.
Stock-Based Compensation Expense
Stock-based compensation expense is included in the consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Cost of sales (exclusive of amortization of acquired intangible assets)	$5,529	$4,938	$3,755
Research and development	9,598	10,119	7,635
Selling, general and administrative	35,193	36,162	24,931
Total stock-based compensation expense	$50,320	$51,219	$36,321
As of December 31, 2024, the total unrecognized stock-based compensation cost related to outstanding awards was $71.1 million, which is expected to be recognized over a weighted-average period of 2.2 years. The total unrecognized compensation cost will be adjusted for forfeitures in future periods as they occur.
Included in total stock-based compensation expense for the years ended December 31, 2024 and 2023 is $0.7 million and $1.6 million, respectively, from the accelerated recognition of expense for modifications of awards falling in scope of the Retirement Policy. The Retirement Policy was adopted in January 2023, so there was no accelerated recognition of stock-based compensation expense for the year ended December 31, 2022.
No tax benefits related to stock-based compensation expense were recorded in the consolidated statements of operations during the years ended December 31, 2024, 2023, and 2022 due to the valuation allowance on net deferred tax assets.
16. Income Taxes
The components of income tax expense (benefit) are as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Current tax expense
U.S. federal	$663	$—	$—
State and local	1,255	324	111
Total current	1,918	324	111
Deferred tax benefit
U.S. federal	1,622	33	(1,626)
State and local	(221)	(256)	(251)
Total deferred	1,401	(223)	(1,877)
Total income tax expense (benefit)	$3,319	$101	$(1,766)

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The differences between income taxes expected at the U.S. federal statutory rate (21%) and the reported income tax expense (benefit) are summarized as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Pre-tax income (loss)	$21,564	$(57,365)	$(68,904)

U.S. federal taxes at statutory rate	4,528	(12,046)	(14,470)
State income taxes	683	925	(3,751)
R&D tax credit	(3,381)	(2,186)	(1,814)
Change in valuation allowance	(4,469)	5,207	17,075
Stock-based compensation	1,528	4,323	3,323
Non-deductible officers’ compensation	2,651	2,377	1,326
Change in fair value of contingent consideration	—	—	(3,840)
Transaction costs	—	—	359
Permanent differences	1,712	1,474	—
Other	67	27	26
Income tax expense (benefit)	$3,319	$101	$(1,766)
Significant components of deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
NOL carryforwards	$31,782	$47,162
Accrued liabilities	7,301	6,466
Capitalized R&D costs	15,485	9,915
Lease liabilities	3,774	3,511
Stock-based compensation	5,128	4,416
R&D tax credit	9,747	8,025
Other	—	4
Total deferred tax assets	73,217	79,499
Less valuation allowance	(50,536)	(55,028)
Deferred tax assets, net	$22,681	$24,471
Deferred tax liabilities:
Prepaid expenses	$(185)	$(182)
Property and equipment	(6,374)	(4,662)
Intangible assets	(14,986)	(17,003)
ROU assets	(2,558)	(2,799)
Other	(185)	(31)
Total deferred tax liabilities	(24,288)	(24,677)
Net deferred tax liability	$(1,607)	$(206)
As of December 31, 2024, we had federal NOL carryforwards of approximately $129.4 million of which $52.9 million will begin to expire in 2031 if not utilized to offset taxable income, and $76.5 million may be carried forward indefinitely. Future changes in ownership, as defined by Section 382 of the IRC, could limit the amount of NOL carryforwards used in any one year. As of December 31, 2024, we had state NOL carryforwards of approximately $86.5 million, which begin to expire in 2028 if not utilized to offset state taxable income. As of December 31, 2024,

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
we had R&D tax credit carryforwards of $9.7 million, which includes $0.9 million of state credits, which will begin to expire in 2034 if not utilized to offset federal income tax.
In general, under Section 382 and 383 of the IRC, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and certain tax credits, to offset future taxable income and tax. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders changes by more than 50 percentage points over such stockholders’ lowest percentage of ownership during the testing period (generally three years). We performed a Section 382 analysis from inception through the year ended December 31, 2024 and concluded we had experienced an ownership change in 2011, 2014 and 2020. These changes in ownership did not result in the expiration of any NOLs or R&D credits. However, future changes in ownership may further limit our ability to utilize our NOL carryforwards and R&D tax credit carryforwards. We have also performed Section 382 analyses with respect to the NOLs we obtained in our acquisitions of Cernostics and AltheaDx. Based on changes in ownership that have occurred, $36.3 million of NOLs are expected to expire unused as a result of Section 382 limitations.
As of December 31, 2024 and 2023, we placed a valuation allowance of $50.5 million and $55.0 million, respectively, against our net deferred tax asset balance, as we have determined that it is more likely than not that they will not be realized. The valuation allowance as of December 31, 2024 and 2023 was primarily related to NOL and R&D tax credit carryforwards that more likely than not, will expire unused.
The net change in total valuation allowance for each of the years ended December 31, 2024, 2023 and 2022 was a decrease of $4.5 million, an increase of $5.1 million, and an increase of $32.2 million, respectively. During the year ended December 31, 2022, in connection with the acquisition of AltheaDx, we recorded additional net deferred tax liability of $1.7 million, primarily due to book-tax differences related to the acquired intangible assets. As a result of these additional deferred tax liabilities, we determined that $1.6 million of our valuation allowance should be reduced, which was reflected in our income tax benefit for the year ended December 31, 2022.
We assessed whether we had any significant uncertain tax positions related to open tax years and concluded there were none. Accordingly, no reserve for uncertain tax positions has been recorded as of December 31, 2024 and 2023. We are generally no longer subject to tax examinations for U.S. federal income tax purposes for fiscal years prior to 2021 and fiscal years prior to 2020 for multiple state jurisdictions. However, since we have been in an NOL position since 2008 until recently, our 2008 to 2020 federal tax returns and our 2008 to 2019 state tax returns are potentially subject to examination adjustments to the extent of those NOL carryforwards.
No material amounts of tax-related interest or penalties were recorded during the years ended December 31, 2024, 2023, and 2022.
17. Segment and Related Information
The Company derives revenues through the delivery of test reports for our molecular diagnostic tests. Clinicians use the results from these tests to aid in the diagnosis and treatment of dermatologic cancers, Barrett’s esophagus, uveal melanoma, and in the treatment of mental health conditions. All of our operations are located within the United States and our business is focused on the U.S. market. Budgets and financial information for net revenues are maintained and are regularly reviewed for each of our tests but expense information is not maintained and readily available below the consolidated results of operations level of aggregation.
We have a single reportable segment consisting of a single operating segment where our CEO is our CODM, which aligns with how our business is organized and is managed.
The accounting policies and measurements of income before income taxes and discontinued operations for the consolidated financial statements and the reportable segment are the same.
The CODM assesses segment performance using actual-to-actual and actual-to-budget variance analysis for segment net revenues, significant segment expenses, and net income to assess segment performance and in deciding how to allocate resources.

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2024, 2023 and 2022, the measures of segment profit and loss for of our single reportable segment were as follows (in thousands):

	Years ended December 31,
	2024	2023	2022
Net revenues from external customers(1)	$332,069	$219,788	$137,039

Significant segment expenses:
Personnel costs	189,883	172,248	134,557
Organizational and business development costs	44,178	39,481	31,894
Inventory usage	19,930	15,475	9,859
Clinical studies and publication costs	9,951	11,924	8,997
Professional services	10,476	7,496	10,070
Other segment items	39,406	30,630	8,800
Segment profit (loss)	$18,245	$(57,466)	$(67,138)

(1)For information on disaggregation of segment revenue by type and information about payor concentration, see Note 3.
Significant segment expenses
Personnel costs
Personnel costs consist of salaries and wages, bonuses, employee benefits, stock-based compensation expense, and payroll taxes. Personnel costs are a significant portion of operating expenses and are a component of cost of sales, research and development expense, and selling and general administrative expense. Our CODM considers this information injunction with test report deliveries in assessing budgeted and actual operational performance and in allocating resources.
Organizational and business development costs
Organizational and business development costs include expense incurred for travel, transportation, meals and lodging, training, and conference and venue fees and are a component of cost of sales, research and development expense, and selling and general administrative expense. Our CODM considers this information in their assessment of operating expense results and in planning and budgeting for future corporate development activities.
Inventory usage
Inventory usage is the expense incurred through direct materials used in processing our tests, and are significant component of our cost of sales. Our CODM considers this information injunction with test report deliveries in assessing budgeted and actual operational performance and in allocating resources.
Clinical studies and publication costs
Clinical studies and publication costs include expenses incurred through our pipeline initiatives as well as in gathering evidence to support the clinical validity and utility of our existing test portfolio. Our CODM considers this information in their assessment of research and development results and in planning and budgeting activities.
Professional services
Professional services include expenses incurred for legal and advisory services across our business as well as expenses incurred for services provided by our independent auditors. Professional service expenses are a component of cost of sales, research and development expense, and selling and general administrative expense. Our CODM considers this information in their assessment of operating expense results and in planning and budgeting activities.

CASTLE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other segment items
Other segment items include all other operating expenses types to included IT service and software licensing costs, fixed and variable expenses incurred for leasing of facilities and equipment, depreciation and amortization, changes in fair value of contingent consideration, gain or losses on disposal of fixed assets in the routine course of business, fair value adjustment for trading securities, realized gains or losses on investment securities, administrative costs, expense for use of prepaids to include insurance premiums and warranties for lab equipment, public company costs (less audit fees), interest and other non-operating income, and income tax expense or benefits. Our CODM does not individually review budgets or results for these activities.
Other amounts included in the measure of segment profit or loss for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Years ended December 31,
	2024	2023	2022
Interest income	$12,916	$10,623	$3,968
Interest expense	577	11	17
Depreciation and amortization	15,997	12,330	10,543
Income tax expense (benefit)	3,319	101	(1,766)
Stock-based compensation expense	50,320	51,219	36,321
Changes in fair value of trading securities	555	—	—
Change in fair value of contingent consideration	—	—	(18,287)
Total assets for our reportable segment were located in the United States and were $531.2 million and $453.3 million as of December 31, 2024 and 2023, respectively. Expenditures for additions to long-lived assets were $29.3 million, $13.5 million, and $7.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.