Form 10-Q
period 2025-03-31
CASTLE BIOSCIENCES INC
filed 2025-05-05
CIK 1447362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of April 24, 2025, there were 28,872,315 shares of common stock, $0.001 par value per share, issued and outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$89,689	$119,709
Marketable investment securities	185,462	173,421
Accounts receivable, net	56,353	51,218
Inventory	6,849	8,135
Prepaid expenses and other current assets	11,035	7,671
Total current assets	349,388	360,154
Long-term marketable investment securities	5,570	—
Long-term accounts receivable, net	1,000	918
Property and equipment, net	55,423	51,122
Operating lease assets	11,164	11,584
Goodwill and other intangible assets, net	77,904	106,229
Other assets – long-term	1,266	1,228
Total assets	$501,715	$531,235
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,502	$6,901
Accrued compensation	17,857	32,555
Operating lease liabilities	1,435	1,665
Current portion of long-term debt	1,111	278
Other accrued and current liabilities	8,369	7,993
Total current liabilities	37,274	49,392
Long-term debt	8,921	9,745
Noncurrent operating lease liabilities	14,049	14,345
Noncurrent finance lease liabilities	328	311
Deferred tax liability	837	1,607
Total liabilities	61,409	75,400
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized as of March 31, 2025 and December 31, 2024; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 28,844,937 and 28,483,195 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	29	28
Additional paid-in capital	666,120	655,703
Accumulated deficit	(225,974)	(200,126)
Accumulated other comprehensive income	131	230
Total stockholders’ equity	440,306	455,835
Total liabilities and stockholders’ equity	$501,715	$531,235
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
NET REVENUES	$87,988	$72,974
OPERATING EXPENSES
Cost of sales (exclusive of amortization of acquired intangible assets)	16,383	13,894
Research and development	12,588	13,809
Selling, general and administrative	58,620	48,495
Amortization of acquired intangible assets	28,325	2,247
Total operating expenses, net	115,916	78,445
Operating loss	(27,928)	(5,471)
Interest income	3,099	2,996
Changes in fair value of trading securities	(1,425)	—
Interest expense	(17)	(14)
Loss before income taxes	(26,271)	(2,489)
Income tax (benefit) expense	(423)	45
Net loss	$(25,848)	$(2,534)

Loss per share, basic and diluted	$(0.90)	$(0.09)

Weighted-average shares outstanding, basic and diluted	28,609	27,485
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(25,848)	$(2,534)
Other comprehensive loss:
Net unrealized loss on marketable investment securities	(99)	(247)
Comprehensive loss	$(25,947)	$(2,781)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) income	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2024	27,410,532	$27	$609,477	$(218,371)	$136	$391,269
Stock-based compensation expense	—	—	12,675	—	—	12,675
Exercise of common stock options	19,066	—	65	—	—	65
Issuance of common stock from vested restricted stock units and payment of employees’ taxes	44,830	—	(474)	—	—	(474)
Issuance of common stock under the employee stock purchase plan	111,241	1	1,707	—	—	1,708
Net unrealized loss on marketable investment securities	—	—	—	—	(247)	(247)
Net loss	—	—	—	(2,534)	—	(2,534)
BALANCE, MARCH 31, 2024	27,585,669	$28	$623,450	$(220,905)	$(111)	$402,462

BALANCE, JANUARY 1, 2025	28,483,195	$28	$655,703	$(200,126)	$230	$455,835
Stock-based compensation expense	—	—	11,179	—	—	11,179
Exercise of common stock options	6,331	—	18	—	—	18
Issuance of common stock from vested restricted stock units and payment of employees’ taxes	251,970	1	(2,517)	—	—	(2,516)
Issuance of common stock under the employee stock purchase plan	103,441	—	1,737	—	—	1,737
Net unrealized loss on marketable investment securities	—	—	—	—	(99)	(99)
Net loss	—	—	—	(25,848)	—	(25,848)
BALANCE, MARCH 31, 2025	28,844,937	$29	$666,120	$(225,974)	$131	$440,306

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(25,848)	$(2,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,764	3,340
Stock-based compensation expense	11,179	12,675
Change in fair value of trading securities	1,425	—
Deferred income taxes	(770)	—
Accretion of discounts on marketable investment securities	(1,435)	(1,699)
Other	30	179
Change in operating assets and liabilities:
Accounts receivable	(5,217)	(4,262)
Prepaid expenses and other current assets	(3,364)	(103)
Inventory	1,286	297
Operating lease assets	420	338
Other assets	(38)	(230)
Accounts payable	615	(422)
Operating lease liabilities	(526)	(250)
Accrued compensation	(14,698)	(14,237)
Other accrued and current liabilities	1,141	73
Net cash used in operating activities	(6,036)	(6,835)

INVESTING ACTIVITIES
Purchases of marketable investment securities	(48,431)	(60,754)
Proceeds from maturities of marketable investment securities	36,300	50,200
Purchases of debt securities classified as held-to-maturity	(5,569)	—
Purchases of property and equipment	(4,740)	(9,152)
Proceeds from sale of property and equipment	9	5
Net cash used in investing activities	(22,431)	(19,701)

FINANCING ACTIVITIES
Proceeds from exercise of common stock options	18	65
Payment of employees’ taxes on vested restricted stock units	(2,515)	(474)
Proceeds from contributions to the employee stock purchase plan	970	1,089
Repayment of principal portion of finance lease liabilities	(26)	(36)
Proceeds from issuance of term debt	—	10,000
Net cash (used in) provided by financing activities	(1,553)	10,644

NET CHANGE IN CASH AND CASH EQUIVALENTS	(30,020)	(15,892)
Beginning of period	119,709	98,841
End of period	$89,689	$82,949

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2025	2024
DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued purchases of property and equipment	$3,217	$699
Decrease in operating lease assets with corresponding change in lease liabilities	$—	$(7)
Finance lease assets obtained in exchange for lease obligations	$44	$—
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
We have a history of recurring net losses and negative cash flows and as of March 31, 2025, we had an accumulated deficit of $226.0 million. We believe our $89.7 million of cash and cash equivalents and $185.5 million of marketable investment securities as of March 31, 2025, and anticipated revenue from our test reports, will be sufficient to meet our cash requirements through at least the 12-month period following the date that these unaudited condensed consolidated financial statements were issued.
Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheet as of March 31, 2025; the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of stockholders’ equity, each for the three months ended March 31, 2025 and 2024; and the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our consolidated financial position as of March 31, 2025, the results of our consolidated operations for the three months ended March 31, 2025 and 2024 and our consolidated cash flows for the three months ended March 31, 2025 and 2024. The financial data and other information disclosed in these notes related to the three months ended March 31, 2025 and 2024 are also unaudited. The results for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. The balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the unaudited interim consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2025 (the “2024 10-K”).
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates include revenue recognition, the valuation of stock-based compensation, assessing future tax exposure and the realizability of deferred tax assets, the useful lives and recoverability of long-lived assets, the goodwill impairment test, the valuation of acquired intangible assets and the valuation of other contingent liabilities. We base these estimates on historical and anticipated results, trends, and various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and assumptions.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Segment Reporting
Operating segments are components of an enterprise engaging in business activities from which it may recognize revenues and incur expenses, where discrete financial information is available, and where its operating results are regularly reviewed by the public entity's chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and to assess its performance. A CODM may be an individual or a decision-making group. A reportable segment consists of one or more operating segments. For additional information on our segment reporting, see Note 14.
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
Marketable Investment Securities
Our marketable investment securities are comprised of debt and equity securities. All debt securities are recognized in accordance with Financial Accounting Standards Board (‘‘FASB’’) Accounting Standards Codification (‘‘ASC’’) Topic 320, Investments-Debt Securities (‘‘ASC 320’’). Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such determination at each balance sheet date. Debt securities that are classified as available-for-sale (“AFS”) are recorded at fair value in accordance with ASC 320. We recognize the unrealized gains and losses related to changes in fair value as a separate component of accumulated other comprehensive loss within total stockholders’ equity, net of any related deferred income tax effects, on our condensed consolidated balance sheets. Long-term debt securities that are classified as held-to-maturity (“HTM”) are reported at amortized cost with ASC 320. Premiums or discounts from par value are amortized to interest income over the life of the underlying investment and are included in interest income in the consolidated statements of operations. Realized gains and losses on AFS and HTM debt securities, if any, are calculated at the individual security level and included in interest income in the condensed consolidated statements of operations. Impairments of AFS or HTM debt securities, if any, are recorded in our unaudited condensed consolidated statements of operations. See Notes 5 and 10 for further details.
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

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
We accrue an allowance for credit losses against our accounts receivable based on management’s current estimate of amounts that will not be collected. Management’s estimates are typically based on historical loss information adjusted for current conditions. We generally do not perform evaluations of customers’ financial condition and generally do not require collateral. Historically, our credit losses have not been significant. The allowance for credit losses was zero as of March 31, 2025 and December 31, 2024. Adjustments for implicit price concessions attributable to variable consideration, as discussed below, are incorporated into the measurement of the accounts receivable balances and are not part of the allowance for credit losses.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally between five and ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the lease. Our leasehold improvements primarily relate to our office and laboratory facilities in Friendswood, Texas, Phoenix, Arizona and Pittsburgh, Pennsylvania, and are generally being depreciated through the end of the lease terms in 2025 and 2034, respectively. Maintenance and repairs are charged to expense as incurred, and material improvements are capitalized. Interest costs incurred during the construction of major capital projects are capitalized until the underlying asset is ready for its intended use, at which point the capitalized interest costs are amortized using the straight-line method over the estimated useful life of the underlying asset. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheet and any resulting gain or loss is reflected in the consolidated statements of operations in the period realized.
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
Accrued Compensation
We accrue for liabilities under discretionary employee and executive bonus plans. Our estimated compensation liabilities are based on progress against corporate objectives approved by our board of directors, compensation levels of eligible individuals and target bonus percentage levels. Our board of directors reviews and evaluates the performance against these objectives and ultimately determines the actual achievement levels attained. We also accrue for liabilities under employee sales incentive bonus plans with accruals based on performance achieved to date compared to established targets. As of March 31, 2025 and December 31, 2024, we accrued approximately $7.6 million and $23.3 million, respectively, for liabilities associated with these bonus plans. These amounts are classified as current or noncurrent accrued liabilities in the unaudited condensed consolidated balance sheets based on the expected timing of payment.
Stock-Based Compensation
Stock-based compensation expense for equity instruments is measured based on the grant-date fair value of the awards. For stock option awards, and purchase rights made under the 2019 Employee Stock Purchase Plan (the “ESPP”), the fair value is estimated on the date of grant using the Black-Scholes option-pricing valuation model. For restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”), the fair value is equal to the closing price of our common stock on the date of grant. For awards with graded vesting and only service conditions, we recognize compensation costs on a straight-line basis over the requisite service period of the awards. For stock

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
options and RSUs, the requisite service period is generally the award’s vesting period (typically four years). PSUs vest upon the achievement of certain performance conditions and the provision of service with us through a specified period. Accruals of compensation cost for PSUs are based on the probable outcome of the performance conditions and are reassessed each reporting period. We recognize compensation cost for PSUs separately for each vesting tranche on a ratable basis over the requisite service period. The requisite service period for PSUs is based on an analysis of vesting requirements and performance conditions for the particular award. Certain employees are entitled to acceleration of vesting of a portion of their awards upon retirement, subject to age, service and notice requirements. Share-based awards falling into the scope of the 2023 Retirement Policy are accounted for as a modification of existing awards under ASC Topic 718, Compensation – Stock Compensation. The modifications do not result in recognition of incremental compensation cost however, do result in a new estimate of the requisite service period, which we reassess at each balance sheet date. For the ESPP, the requisite service period is generally the period of time from the offering date to the purchase date. Forfeitures are accounted for as they occur.
Comprehensive Loss
Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss is made up of net loss plus net unrealized loss on marketable investment securities, which is our only other item of other comprehensive loss.
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
3. Revenue
All of our revenues from contracts with customers are associated with the provision of testing services. Our revenues are primarily attributable to our DecisionDx®-Melanoma test for cutaneous melanoma and our DecisionDx®-SCC test for cutaneous squamous cell carcinoma (“SCC”). We also provide a test for patients diagnosed with Barrett’s esophagus (“BE”), the TissueCypher® test, a test for patients with suspicious pigmented lesions, MyPath® Melanoma, a test for uveal melanoma (“UM”), DecisionDx®-UM, and a pharmacogenomics (“PGx”) testing service focused on mental health, IDgenetix®.
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

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
In the absence of Medicare coverage, contractually established reimbursements rates or other coverage, we have concluded that our contracts include variable consideration because the amounts paid by Medicare or commercial health insurance carriers may be paid at less than our standard rates or not paid at all, with such differences considered implicit price concessions. Variable consideration attributable to these price concessions is measured at the expected value using the ‘‘most likely amount’’ method under ASC 606. The amounts are estimated using historical average collection rates by test type and payor category taking into consideration the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as the judgment and actions of third parties. Such variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. Variable consideration may be constrained and excluded from the transaction price in situations where there is no contractually agreed upon reimbursement coverage or in the absence of a predictable pattern and history of collectability with a payor. Accordingly, in such situations revenues are recognized on the basis of actual cash collections. Variable consideration for Medicare claims that are not covered by Medicare, including those claims undergoing appeal, is deemed to be fully constrained due to factors outside our influence (e.g., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. Included in revenues for the three months ended March 31, 2025 and 2024 were $0.8 million of net positive revenue adjustments and $1.7 million of net positive revenue adjustments, respectively, associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods. These amounts include (i) adjustments for actual collections versus estimated amounts and (ii) cash collections and the related recognition of revenue in current period for tests delivered in prior periods due to the release of the constraint on variable consideration.
Because our contracts with customers have an expected duration of one year or less, we have elected the practical expedient in ASC 606 to not disclose information about our remaining performance obligations. Any incremental costs to obtain contracts are recorded as selling, general and administrative expenses as incurred due to the short duration of our contracts. Contract balances consisted solely of accounts receivable (both current and noncurrent) as of March 31, 2025 and December 31, 2024.
Disaggregation of Revenues
The table below provides the disaggregation of revenue by type (in thousands):

	Three Months Ended March 31,
	2025	2024
Dermatologic(1)	$62,962	$59,334
Non-Dermatologic(2)	25,026	13,640
Total net revenues	$87,988	$72,974

(1)Consists of DecisionDx-Melanoma, DecisionDx-SCC and our Diagnostic Gene Expression Profile offering.
(2)Consists of TissueCypher, DecisionDx-UM and IDgenetix.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
We have presented disaggregated net revenues included in our single reportable segment in the table above. The characteristics for each test in our single segment are similar, with each test having a single performance obligation. Our CODM is the single individual responsible for managing our segment and reviews consolidated results and budgets in assessing performance and in allocating resources. See Note 14 for additional information about our reportable segment.
Payor Concentration
We rely upon reimbursements from third-party government payors (primarily Medicare) and private-payor insurance companies to collect accounts receivable related to sales of our tests.
Our significant third-party payors and their related revenues as a percentage of total revenues and accounts receivable balances were as follows:

	Percentage of Revenues
	Three Months Ended March 31,		Percentage of Accounts Receivable (current) as of		Percentage of Accounts Receivable (noncurrent) as of
	2025	2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Medicare	47%	49%	21%	18%	*	*
Payor A	15%	14%	16%	19%	15%	15%
Payor B	*	*	22%	20%	11%	12%

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
The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in our calculation of diluted loss per share for the three months ended March 31, 2025 and 2024 because to do so would be antidilutive or, in the case of PSUs, the applicable performance conditions have not yet been met (in thousands):

	Three Months Ended March 31,
	2025	2024
Stock options	2,983	3,192
RSUs and PSUs	3,739	3,131
ESPP	176	333
Total	6,898	6,656

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
5. Marketable Investment Securities
Marketable investment securities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Current marketable investment securities:
Trading securities	$2,130	$3,555
Debt securities - AFS	183,332	169,866
Total current marketable investment securities	$185,462	$173,421

Long-term marketable investment securities:
Debt securities - HTM	$5,570	$—
Trading securities
We recognized $1.4 million in losses as of March 31, 2025 all of which were unrealized on our trading securities for three months ended March 31, 2025. We recognized no gains or losses for the three months ended March 31, 2024.
Debt securities
The following tables present our debt securities (in thousands):

	March 31, 2025
	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
U.S. government securities - AFS	$183,200	$146	$(14)	$183,332
U.S. government securities - HTM	5,570	5	—	5,575
Total debt securities	$188,770	$151	$(14)	$188,907

	December 31, 2024
	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
U.S. government securities - AFS	$169,636	$244	$(14)	$169,866
U.S. government securities - HTM	—	—	—	—
Total debt securities	$169,636	$244	$(14)	$169,866
Our U.S. government securities includes both AFS and HTM securities. The AFS securities are available to be sold to meet operating needs or otherwise, but are generally held through maturity. We classify all AFS investments as current assets, as these are readily available for use in current operations. We classify our HTM investments as noncurrent assets, as we have the positive intent and ability to hold these investments to maturity, and all such maturities extend beyond one year from the balance sheet date.
We evaluated our U.S. government securities under the AFS and HTM impairment model guidance, respectively, and determined our investment portfolio is comprised of low-risk, investment grade securities.
As of March 31, 2025, unrealized losses on our AFS U.S. government securities are not attributed to credit risk. We believe that an allowance for credit losses is unnecessary because the unrealized losses on certain of our marketable investment securities are due to market factors. The allowance for credit losses was zero as of March 31, 2025 and December 31, 2024. As of March 31, 2025, all of our AFS debt securities had contractual maturities of one year or less.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
There were no realized gains or losses on sales of debt securities for the three months ended March 31, 2025 and 2024. No credit-related or noncredit-related impairment losses were recorded for the three months ended March 31, 2025 and 2024.
Accrued interest receivable for our AFS U.S. government securities is included in prepaid expenses and other current assets in our unaudited condensed consolidated balance sheets. The accrued interest receivable balance for our AFS U.S. government securities was $0.6 million as of both March 31, 2025 and December 31, 2024.
Accrued interest receivable for our HTM U.S. government securities is included in other assets — long-term in our unaudited condensed consolidated balance sheets. As of March 31, 2025, the accrued interest receivable balance for our HTM U.S. government securities was immaterial. No amounts were accrued as of December 31, 2024 as none were considered HTM.
Additional information relating to the fair value of marketable investment securities can be found in Note 10.
6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Land	$7,245	$7,245
Lab equipment	23,728	23,633
Leasehold improvements	14,624	14,616
Computer equipment	5,545	5,306
Furniture and fixtures	3,543	3,541
Construction-in-progress	14,958	9,614
Total	69,643	63,955
Less accumulated depreciation	(14,220)	(12,833)
Property and equipment, net	$55,423	$51,122
Depreciation expense was recorded in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of sales (exclusive of amortization of acquired intangible assets)	$903	$655
Research and development	94	84
Selling, general and administrative	442	354
Total	$1,439	$1,093
7. Goodwill and Other Intangible Assets, Net
Goodwill
We had a single reporting unit where all goodwill was allocated for as of March 31, 2025 and December 31, 2024. The balance of our goodwill was $10.7 million as of March 31, 2025 and December 31, 2024. There were no accumulated impairments of goodwill as of March 31, 2025 or December 31, 2024.
We had a single reportable segment consisting of a single operating segment where the operating segment and the single reporting unit where the same as of March 31, 2025 and December 31, 2024. See Note 14 for additional information on our reportable segment.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Other Intangible Assets, Net
Our other intangible assets, net consisted of the following (in thousands):

	March 31, 2025
	Gross carrying value	Accumulated amortization	Net	Weighted-Average Remaining Life (in years)
Developed technology	$125,317	$(58,293)	$67,024	10.5
Assembled workforce	563	(375)	188	1.7
Total other intangible assets, net	$125,880	$(58,668)	$67,212

	December 31, 2024
	Gross carrying value	Accumulated amortization	Net	Weighted-Average Remaining Life (in years)
Developed technology	$125,317	$(29,996)	$95,321	8.0
Assembled workforce	563	(347)	216	1.9
Total other intangible assets, net	$125,880	$(30,343)	$95,537
During the first quarter of 2025, we made the decision to discontinue our IDgenetix test offering, effective May 2025. As a result of this decision, we further revised the estimated useful life of the asset and determined that the intangible asset should be fully amortized as of March 31, 2025. This change resulted in an acceleration of amortization expense of approximately $20.1 million during the three months ended March 31, 2025.
Amortization expense of intangible assets was $28.3 million and $2.2 million for the three months ended March 31, 2025 and 2024, respectively.
8. Other Accrued and Current Liabilities
Other accrued and current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Clinical studies	$2,562	$2,580
Accrued service fees	3,355	2,338
Accrued taxes	1,280	1,076
Other	1,172	1,999
Total	$8,369	$7,993
9. Long-Term Debt
Our long-term debt is presented in the table below (in thousands):

	March 31, 2025	December 31, 2024
Term debt	$10,200	$10,200
Unamortized discount	(168)	(177)
Total debt, net	10,032	10,023
Less: Current portion of long-term debt	(1,111)	(278)
Total long-term debt	$8,921	$9,745

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Future maturities of principal amounts on long-term debt as of March 31, 2025 were as follows (in thousands):

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
In addition, the 2024 LSA contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be liable for immediate repayment of all obligations under the 2024 LSA. Should we seek to amend the terms of the 2024 LSA, the consent of the Lender would be required. As of March 31, 2025, we were in compliance with all of the covenants.
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
2024 Term Loan
On March 26, 2024, we drew $10.0 million in Term Loans under the terms and provisions of the 2024 LSA. We are obligated to make a final payment of $0.2 million under the terms of the 2024 LSA final payment provisions. A discount on debt equal to this obligation was recorded on the draw date and is being amortized as additional interest expense using the effective interest method over the term of the debt. As of March 31, 2025, no payment on principal has been made. As of March 31, 2025, the weighted average effective interest rate for all outstanding debt under the 2024 Term Loan was 8.19%.
2024 Credit Line
We have a $25.0 million line of credit under the terms and provisions of the 2024 LSA available from the Closing Date until March 31, 2025. Amounts repaid under the 2024 Credit Line may not be reborrowed. As of March 31, 2025, no draws had been made on the line of credit.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Interest Expense on Long-Term Debt
Interest expense on long-term debt consisted of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest expense on long term debt	$202	$12
Less: Capitalized interest	(194)	—
Total	$8	$12
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
The tables below provide information, by level within the fair value hierarchy, of our financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (in thousands):

	As of March 31, 2025
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds(1)	$83,858	$—	$—	$83,858
U.S. government securities - AFS(2)	$183,332	$—	$—	$183,332
Trading securities(2)	$2,130	$—	$—	$2,130
Liabilities
Term Debt (3)(4)	$—	$10,032	$—	$10,032

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	As of December 31, 2024
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds(1)	$114,091	$—	$—	$114,091
U.S. government securities - AFS(2)	$169,866	$—	$—	$169,866
Trading securities(2)	$3,555	$—	$—	$3,555
Liabilities
Term Debt (3)(4)	$—	$10,023	$—	$10,023

(1)Classified as “Cash and cash equivalents” in the unaudited condensed consolidated balance sheets.
(2)Classified as “Marketable investment securities” in the unaudited condensed consolidated balance sheets.
(3)Classified as “Current portion of long-term debt” and “Long term debt” in the consolidated balance sheets.
(4)Borrowings approximate their fair value as the interest rate is variable and reflects market rates.

We have U.S. government securities that are HTM investments and are carried at amortized costs. The fair value of our HTM investments is classified as Level 1 of the fair value hierarchy. For additional information on the carrying amount and fair value of our HTM investments, see Note 5.
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
12. Stock Incentive Plans and Stock-Based Compensation
Equity Incentive Plans
On July 24, 2019, we adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides for automatic annual increases to the number of shares authorized for issuance, equal to 5% of our common shares outstanding as of the immediately preceding year end, through January 1, 2029. Under this provision, effective January 1, 2025, an additional 1,424,159 shares became available under the 2019 Plan. As of March 31, 2025, there were 1,064,380 shares remained available for grant under the 2019 Plan.
Inducement Plan
On December 22, 2022, our board of directors approved the 2022 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the granting of awards as inducement material to the grantee’s entering into employment with us to the extent such grantee was not previously an employee of ours or is entering into employment following a bona fide period of non-employment with us. As of March 31, 2025, there were 203,191 shares available for grant under the Inducement Plan.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Stock Options
Stock option activity under our stock plans for the three months ended March 31, 2025 is set forth below:

		Weighted-Average
	Stock Options Outstanding	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2024	2,989,763	$36.23
Granted	—	$—
Exercised	(6,331)	$2.87
Forfeited/Cancelled	(17,308)	$44.49
Balance as of March 31, 2025	2,966,124	$36.25	5.3	$7,561
Exercisable at March 31, 2025	2,846,745	$36.05	5.2	$7,561
Restricted Stock Units
The following table summarizes our RSU activity for the three months ended March 31, 2025:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2024	3,196,224	$23.52
Granted	1,185,688	$22.23
Vested(1)	(363,745)	$22.78
Forfeited/Cancelled	(88,019)	$23.64
Balance as of March 31, 2025	3,930,148	$23.20

(1)The aggregate number of shares withheld upon vesting for employee tax obligations was 111,775 for the three months ended March 31, 2025.
Performance-Based Restricted Stock Units
The following table summarizes our PSU activity for the three months ended March 31, 2025:

	Performance-Based Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2024	275,528	$21.94
Granted	172,631	$22.23
Vested	—	$—
Forfeited/Cancelled	—	$—
Balance as of March 31, 2025	448,159	$22.05
Employee Stock Purchase Plan
The ESPP provides for certain automatic increases in the number of shares of common stock reserved for issuance, which resulted in an additional 284,831 shares becoming available under the ESPP effective January 1, 2025. During the three months ended March 31, 2025, we issued 103,441 shares of common stock pursuant to scheduled purchases under the ESPP. As of March 31, 2025, 1,228,070 shares remained available for issuance under the ESPP.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Determining Fair Value - Summary of Assumptions
We use the Black-Scholes valuation model to estimate the fair value of the purchase rights issued under the ESPP at the date of grant, start of the offering or other relevant measurement date. The following table sets forth assumptions used under the ESPP:

	Three Months Ended March 31,
	2025	2024
Average expected term (years)	1.2	1.3
Expected stock price volatility	56.55% - 85.21%	72.04% - 130.95%
Risk-free interest rate	3.88% - 4.22%	4.43% - 5.33%
Dividend yield	—%	—%
Fair Value
There were no stock options granted for the three months ended March 31, 2025 and 2024. The weighted-average grant date fair value of the purchase rights granted under the ESPP was $9.43 and $11.17 per share, respectively.
Stock-Based Compensation Expense
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of sales (exclusive of amortization of acquired intangible assets)	$1,456	$1,314
Research and development	1,895	2,629
Selling, general and administrative	7,828	8,732
Total stock-based compensation expense	$11,179	$12,675
Retirement Policy
In January 2023, our board of directors approved a retirement policy (the “Retirement Policy”) that provides for acceleration of a portion of unvested awards granted to and held by certain eligible employees upon meeting age, service and notice requirements. Included in total stock-based compensation expense for the three months ended March 31, 2025, and 2024 is $0.3 million and $0.2 million, respectively, from the accelerated recognition of expense for modifications of awards falling in scope of the Retirement Policy.
As of March 31, 2025, the total unrecognized stock-based compensation cost related to outstanding awards was $88.7 million, which is expected to be recognized over a weighted-average period of 2.6 years. The total unrecognized compensation cost will be adjusted for forfeitures in future periods as they occur.
13. Income Taxes
Our effective income tax rate was immaterial for the three months ended March 31, 2025, and was 11.0% for the three months ended March 31, 2024.
The effective rate for the three months ended March 31, 2025 and 2024 differed from our federal statutory rate of 21% was primarily due to the tax impact from the valuation allowance for current year activity, state income taxes and the non-deductibility of other permanent items.
14. Segment and Related Information
The Company derives revenues through the delivery of test reports for our molecular diagnostic tests. All of our operations are located within the United States and our business is focused on the U.S. market.
We have a single reportable segment consisting of a single operating segment.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The measures of segment profit and loss for of our single reportable segment were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Net revenues from external customers(1)	$87,988	$72,974

Significant segment expenses:
Personnel costs	52,200	45,916
Organizational and business development costs	14,229	11,000
Inventory usage	4,731	4,787
Clinical studies and publication costs	2,085	2,637
Professional services	3,576	3,124
Other segment items	37,015	8,044
Segment loss	$(25,848)	$(2,534)

(1)For information on disaggregation of segment revenue by type and information about payor concentration, see Note 3.
Other segment items
Other segment items include all other operating expenses types to included IT service and software licensing costs, fixed and variable expenses incurred for leasing of facilities and equipment, depreciation and amortization, gain or losses on disposal of fixed assets in the routine course of business, fair value adjustment for trading securities, realized gains or losses on investment securities, administrative costs, expense for use of prepaids to include insurance premiums and warranties for lab equipment, public company costs (less audit fees), interest and other non-operating income, and income tax expense or benefits. Our CODM does not individually review budgets or results for these activities.
Other amounts included in the measure of segment profit or loss were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest income	$3,099	$2,996
Interest expense	(17)	(14)
Depreciation and amortization	29,764	3,340
Income tax (benefit) expense	(423)	45
Stock-based compensation expense	11,179	12,675
Changes in fair value of trading securities	(1,425)	—
Total assets for our reportable segment were located in the United States and were $501.7 million and $531.2 million as of March 31, 2025 and December 31, 2024, respectively. Expenditures for additions to long-lived assets were $5.7 million and $8.6 million for the three months ended March 31, 2025 and 2024, respectively.
15. Subsequent Events
On April 4, 2025, the Company and its wholly owned subsidiary, Castle Narnia Way Real Estate Holding 1, LLC, entered into a Consent and First Amendment (the “Amendment”) with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company. The Amendment modified certain terms of the 2024 LSA, dated March 26, 2024, including the extension of the draw period from March 31, 2025 to September 30, 2025 for our line of credit.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
On April 24, 2025, the Novitas LCD, Genetic Testing for Oncology: Specific Tests, that includes DecisionDx-SCC as noncovered, became effective. The final LCD was based on a proposed determination initially published in July 2023. Following a public comment and review process, the LCD recommended non-coverage for the DecisionDx-SCC test.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q with our audited financial statements and notes thereto as of and for the years ended December 31, 2024,and 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, including the section entitled “Critical Accounting Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2025. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Castle,” “we,” “us” and “our” refer to Castle Biosciences, Inc.
Forward-Looking Statements
The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipate,” “believe,” “estimate,” “expect,” “may,” “plan,” “potential,” “will,” “would” or the negative or plural of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions or expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in the 2024 10-K, Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements, except as may be required by law.
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
DecisionDx-SCC is our proprietary GEP test for use in patients with SCC, with one or more risk factors (also referred to as “high-risk” SCC) that both predicts the risk of metastasis as well as response to adjuvant radiation therapy. We estimate 20% of SCC, or 200,000 annually in the United States, are classified as high risk, representing an estimated U.S. TAM of approximately $820 million.
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
Our Gastroenterology Test
TissueCypher is our proprietary risk stratification spatial omics test designed to predict future development of progression of high-grade dysplasia (“HGD”) and/or esophageal cancer in patients with non-dysplastic (“ND”), indefinite dysplasia (“IND”) or low-grade dysplasia (“LGD”) BE. We estimate a U.S. TAM of approximately $1 billion.
Our Ophthalmology Test
DecisionDx-UM is a proprietary, risk stratification GEP test that predicts the risk of metastasis for patients with UM. We believe DecisionDx-UM is the standard of care in the management of newly diagnosed UM in the majority of ocular oncology practices in the United States. We estimate a U.S. TAM of approximately $10 million.
Our Mental Health Test
IDgenetix is a PGx test that guides personalized mental health medication selection and management for patients with depression, anxiety and other mental health conditions. During the three months ended March 31, 2025, after careful further assessments, we made the decision to discontinue our IDgenetix test, effective May 2025.
Reimbursement
The primary source of revenue for our products is reimbursement from third-party payors, which includes government payors, such as Medicare, and commercial payors, such as insurance companies. Achieving broad coverage and reimbursement of our current products by third-party payors and continued Medicare coverage are key components of our financial success.
We bill third-party payors and patients for the tests we perform. We have received Medicare coverage for our DecisionDx-Melanoma, DecisionDx-SCC, TissueCypher, MyPath Melanoma, DecisionDx-UM, and IDgenetix tests which meet certain criteria for Medicare and Medicare Advantage beneficiaries.
The Medicare rates discussed below are prior to giving effect to applicable sequestration in effect from time to time as described in further detail under “Government Regulation and Product Approval—Healthcare Reform” included in Item 1, Business, of the 2024 10-K.
DecisionDx-Melanoma
DecisionDx-Melanoma tests are processed from our Phoenix laboratory and since the second quarter of 2022, have been covered under “foundational” local coverage determinations (“LCD” of “LCDs”) finalized by Medicare Administrative Contractors (“MACs”) Palmetto and Noridian.
DecisionDx-Melanoma has met ADLT status, as determined by the CMS, since 2019. ADLT status determines the process by which the rate is set and is not an indication of Medicare coverage. Since 2022, the rate for DecisionDx-Melanoma is set annually based upon the median private payor rate for the first half of the second preceding calendar year. For example, the rate for 2023 was set using median private payor rate data from January 1, 2021 to June 30, 2021. Our rate for 2024 was $7,193 per test and is $7,193 for 2025.
DecisionDx‑SCC
We issue our DecisionDx-SCC tests from our Pittsburgh and Phoenix labs, with a majority of tests being issued from our Pittsburgh lab. Palmetto’s MolDX program oversees MAAA tests that are reported from our Phoenix laboratory and Noridian is the MAC responsible for administering claims for test reports issued by our Phoenix laboratory.
On July 4, 2024, Palmetto and Noridian finalized an LCD recommending no coverage for DecisionDx-SCC with an effective date of August 18, 2024. On January 9, 2025, Novitas finalized an oncology biomarker LCD that became effective on April 24, 2025. On April 24, 2025, the Novitas LCD, Genetic Testing for Oncology: Specific Tests, that includes DecisionDx-SCC as noncovered, became effective.
DecisionDx-SCC has met “new ADLT” status since 2022. Effective July 1, 2023 and through March 31, 2024, CMS set the initial period rate equal to the list price of $8,500 per test. Effective April 1, 2024, and through December 31, 2025, the published Clinical Laboratory Fee Schedule (“CLFS”) rate for DecisionDx-SCC will continue at $8,500 based on the median private payor rates received between July 1, 2023 and November 30, 2023. Future rates will be set annually based upon the median private payor rate for the first half of the second preceding calendar year.
TissueCypher
Most of our TissueCypher tests are processed in our Pittsburgh laboratory under the Medicare jurisdiction managed by Novitas.
On March 24, 2022, CMS determined that TissueCypher meets the criteria for “new ADLT” status. ADLT status exempts TissueCypher from what is called the “14-day rule,” which simplifies the billing process for Medicare patients. Effective January 1, 2023, the published CLFS rate for TissueCypher was set at $4,950 per test, which remained effective through December 31, 2024. This rate was based on the median private payor rates received between April 1, 2022 and August 31, 2022. Beginning with 2025, the rate for TissueCypher will be set annually based upon the median private payor rate for the first half of the second preceding calendar year. Our 2025 rate will continue to be $4,950 per test based on the median private payor rate data from January 1, 2023 to June 30, 2023.
MyPath Melanoma
MyPath Melanoma was covered under a test-specific LCD policy through Noridian that became effective in June 2019. Effective August 6, 2023, Palmetto and Noridian issued LCDs that converted the test-specific MyPath Melanoma LCD to a “foundational” LCD and provided coverage for both MyPath Melanoma and DiffDx-Melanoma.
MyPath Melanoma was approved as a “new ADLT” in September 2019. The rate for our MyPath Melanoma test is set annually based upon the median private payor rate for the first half of the second preceding calendar year. For example, the rate for 2024 was set using median private payor rate data from January 1, 2022 to June 30, 2022. Our rate for 2024 was $1,950 per test and remains at $1,950 per test for 2025.
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
DecisionDx-UM has met the criteria of “existing advanced diagnostic laboratory test” status, also referred to as “existing ADLT” status, as determined by the CMS, since May 2019. Our rate is set annually based upon the median private payor rate for the first half of the second preceding calendar year. For example, the rate for 2023 was set using median private payor rate data from January 1, 2021 to June 30, 2021. Our rate for 2024 was $7,776 per test and remains at $7,776 per test for 2025.
IDgenetix
IDgenetix is currently covered under a Noridian LCD policy and accompanying billing and coding article developed by MolDX.

During 2023, we obtained a test-specific PLA CPT code for IDgenetix which became effective October 1, 2023. In November 2023, CMS posted its final CLFS determination which crosswalks our PLA CPT code to an existing PLA code at a rate of $1,336 per test effective January 1, 2024. Our reimbursement rate for 2024 was $1,336 per test and remains at $1,336 per test in the first quarter of 2025. IDgenetix test will be discontinued effective May 2025.
Government Regulation and Oversight of Laboratory Developed Tests
On May 6, 2024, the U.S. Food and Drug Administration (“FDA”) published a final rule on the regulation of LDTs which amends the FDA's regulations to make explicit that LDT's are devices under the FD&C Act. The FDA issued a policy to phaseout, over the course of four years, its general enforcement discretion approach to LDTs and also issued targeted enforcement discretion policies for certain categories of LDTs. The FDA is continuing enforcement discretion for currently marketed tests offered as LDTs (that were first marketed before May 6, 2024) that are approved by NYSDOH. Our proprietary tests, outlined above, are all NYSDOH approved. We believe this final ruling will have no material impact on our existing test offerings given all of our tests were marketed before May 6, 2024. In addition, on March 31, 2025, the United States District Court for the Eastern District of Texas vacated the FDA’s LDT final rule. It is unclear whether the court’s ruling will be appealed.
Delivered Test Reports
The number of test reports we deliver is a key indicator that we use to assess our business. A test report is generated when we receive a sample in our laboratory, and then the relevant test information is entered into our Laboratory Information Management System, the laboratory portion of the test is performed, including proprietary algorithmic analysis of the combined biomarkers, and a report is then delivered to the clinician who ordered the test.
The number of test reports delivered by us are presented in the table below:

	Proprietary Dermatologic GEP Tests
	DecisionDx- Melanoma	DecisionDx-SCC	Diagnostic GEP offering	Dermatologic Total	DecisionDx-UM	TissueCypher	IDgenetix	Grand Total
Q1 2025	8,621	4,375	926	13,922	470	7,432	2,578	24,402

Q1 2024	8,384	3,577	998	12,959	422	3,429	4,078	20,888
Q2 2024	9,585	4,277	1,099	14,961	456	4,782	4,903	25,102
Q3 2024	9,367	4,195	933	14,495	397	6,073	5,045	26,010
Q4 2024	8,672	4,299	879	13,850	424	6,672	3,125	24,071
For year ended December 31, 2024	36,008	16,348	3,909	56,265	1,699	20,956	17,151	96,071

For the three months ended March 31, 2025, our test report volume increased by 16.8% compared to the same period in 2024. Our dermatologic test report volume increased by 7.4% for the three months ended March 31, 2025, compared to the prior period in 2024, largely driven by continued growth from DecisionDx-Melanoma and DecisionDx-SCC tests. TissueCypher increased by 117% for the three months ended March 31, 2025 compared to the prior period in 2024, further contributing to the overall volume increase. For a discussion of how we recognize revenue derived from our tests, refer to “— Components of Results of Operations—Net Revenues” below.
For our DecisionDx-SCC product line, we continue to see opportunities for leverage, where many of the clinicians ordering our DecisionDx-Melanoma are the same clinicians who order our DecisionDx-SCC test. During the three months ended March 31, 2025, approximately 52% of all clinicians ordering DecisionDx-SCC had also ordered our DecisionDx-Melanoma test during that same period.
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
Other Events
Impact of Macroeconomic Conditions
Macroeconomic conditions, including uncertainties associated with the Israel-Hamas war, the ongoing conflict between Ukraine and Russia, economic slowdowns, public health crises, labor shortages, recessions or market corrections, supply chain disruptions, inflation and monetary policy shifts, international tariffs, liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, higher interest rates and financial and credit market fluctuations, volatility in the capital markets and other evolving macroeconomic developments, continue to have direct and indirect impacts on our business and could in the future materially impact our results of operations and financial condition. We continue to actively monitor the impact of these macroeconomic factors on our results of operations, financial condition and cash flows. The extent of the impact of these factors on our operational performance and financial condition, including our ability to execute our business strategies and initiatives in the expected timeframe, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business.
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
Gross margin and gross margin percentage are key indicators we use to assess our business. See the table in “—Results of Operations—Comparison of the Three Months Ended March 31, 2025 and 2024”.
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
Income Tax (Benefit) Expense
Income tax benefit is primarily due to the revised estimated useful life of our intangible asset related to the discontinuation of our IDgenetix test offering, which resulted in a temporary difference and a corresponding deferred tax asset. Income tax expense consists primarily of income taxes related to federal and state jurisdictions in which we conduct business. We maintain a full valuation allowance for deferred tax assets including operating loss carryforwards and research and development credits and other tax credits.
As of December 31, 2024, we had federal NOL carryforwards of $129.4 million, of which $52.9 million will begin to expire in 2031 if not utilized to offset federal taxable income, and $76.5 million may be carried forward indefinitely. Also, as of December 31, 2024, we also had state NOL carryforwards of $86.5 million, which begin to expire in 2028 if not utilized to offset state taxable income.

Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2025	2024

	(unaudited)
Net revenues	$87,988	$72,974	$15,014	20.6%
Operating expenses
Cost of sales (exclusive of amortization of acquired intangible assets)	16,383	13,894	2,489	17.9%
Research and development	12,588	13,809	(1,221)	(8.8)%
Selling, general and administrative	58,620	48,495	10,125	20.9%
Amortization of acquired intangible assets	28,325	2,247	26,078	NM
Total operating expenses, net	115,916	78,445	37,471	47.8%
Operating loss	(27,928)	(5,471)	(22,457)	(410.5)%
Interest income	3,099	2,996	103	3.4%
Changes in fair value of trading securities	(1,425)	—	(1,425)	NA
Interest expense	(17)	(14)	(3)	(21.4)%
Loss before income taxes	(26,271)	(2,489)	(23,782)	(955.5)%
Income tax (benefit) expense	(423)	45	(468)	NM
Net loss	$(25,848)	$(2,534)	$(23,314)	(920.0)%

NA = Not applicable
NM = Not meaningful

The following table indicates the amount of stock-based compensation expense (non-cash) reflected in the line items above (in thousands):

	Three Months Ended March 31,
	2025	2024	Change

	(unaudited)
Cost of sales (exclusive of amortization of acquired intangible assets)	$1,456	$1,314	$142
Research and development	1,895	2,629	(734)
Selling, general and administrative	7,828	8,732	(904)
Total stock-based compensation expense	$11,179	$12,675	$(1,496)

The following table provides a disaggregation of net revenues by type (in thousands):

	Three Months Ended March 31,
	2025	2024	Change

	(unaudited)
Dermatologic(1)	$62,962	$59,334	$3,628
Non-Dermatologic(2)	25,026	13,640	11,386
Total net revenues	$87,988	$72,974	$15,014

(1)Consists of DecisionDx-Melanoma, DecisionDx-SCC and our Diagnostic GEP offering.
(2)Consists of TissueCypher, DecisionDx-UM and IDgenetix.
The following table presents the calculation of gross margin (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024	Change

	(unaudited)
Net revenues	$87,988	$72,974	$15,014
Less: Cost of sales (exclusive of amortization of acquired intangible assets)	16,383	13,894	2,489
Less: Amortization of acquired intangible assets	28,325	2,247	26,078
Gross margin	$43,280	$56,833	$(13,553)
Gross margin percentage	49.2%	77.9%	(28.7)%
Net Revenues
Net revenues for the three months ended March 31, 2025 increased by $15.0 million, or 20.6%, to $88.0 million compared to the three months ended March 31, 2024, due to a $11.4 million increase in revenue from our non-dermatologic tests and a $3.6 million increase in revenue from our dermatologic tests.
The $11.4 million increase in net revenues for our non-dermatologic tests was primarily attributable to our TissueCypher Barrett’s Esophagus test, which was due to higher test report volumes and, to a lesser extent, higher realized average selling price (“ASP”). For the three months ended March 31, 2025 compared to the three months ended March 31, 2024, test report volumes for our TissueCypher Barrett’s Esophagus tests increased by 117%.
The $3.6 million increase in net revenues from our dermatologic tests was largely attributable to an increase in test report volumes for our DecisionDx-SCC test. Increases in our DecisionDx-SCC test report volumes reflect growth through our sales force efforts. Net revenue from our dermatologic tests as a percentage of total net revenue increased from 18.7% for the three months ended March 31, 2024 to 28.4% for the three months ended March 31, 2025.
Cost of Sales (exclusive of amortization of acquired intangible assets)
Cost of sales (exclusive of amortization of acquired intangible assets) for the three months ended March 31, 2025 increased by $2.5 million, or 17.9%, compared to the three months ended March 31, 2024, primarily due to higher personnel costs, higher depreciation expense for lab equipment and leasehold improvements and higher lab services cost. Increases in personnel costs reflect a higher headcount, due to additions made to support business growth in response to growing test report volumes, as well as merit and annual inflationary wage adjustment for existing employees. Higher expense for lab services also reflects higher test report volumes.
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

Gross Margin
Our gross margin percentage was 49.2% for the three months ended March 31, 2025, compared to 77.9% for the same period in 2024. The decrease was primarily due to higher amortization from accelerating our IDgenetix test, higher personnel costs and higher depreciation expense.
Research and Development
Research and development expenses decreased by $1.2 million, or 8.8%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, and primarily reflect slightly lower personnel costs and expense for clinical studies.
We expect to continue incurring research and development expenses through our continued investments in our ongoing pipeline initiatives and as we seek opportunities to build evidentiary support and new tests where commercial opportunities exist.
Selling, General and Administrative
The following table provides a breakdown of SG&A expenses (in thousands):

	Three Months Ended March 31,
	2025	2024	Change

	(unaudited)
Sales and marketing	$36,808	$30,544	$6,264
General and administrative	21,812	17,951	3,861
Total selling, general and administrative expense	$58,620	$48,495	$10,125
Sales and marketing expenses increased by $6.3 million, or 20.5%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily reflecting higher personnel cost, higher organizational and business development activities cost and higher sales related travel expense. Stock-based compensation expense included in sales and marketing was $4.0 million for the three months ended March 31, 2025, compared to $4.7 million for the three months ended March 31, 2024.
General and administrative expenses increased by $3.9 million, or 21.5%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, and was primarily due to higher personnel costs, higher information technology related costs and higher professional fees. Higher personnel cost reflects headcount expansions in our administrative support functions as well as merit and annual inflationary wage adjustment for existing employees. Stock-based compensation expense included in general and administrative expense was $3.8 million for the three months ended March 31, 2025, compared to $4.0 million for the three months ended March 31, 2024.
Amortization of Acquired Intangible Assets
Amortization expense increased by approximately $26.1 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to our decision to discontinue the IDgenetix test offering beginning in May 2025. As a result of this decision, the Company revised the estimated useful life of the related developed technology intangible asset and fully amortized the remaining carrying value as of March 31, 2025.
Interest Income
Interest income increased by $0.1 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily as a result of higher average balances of marketable investment securities and slightly higher interest rates.
Changes in Fair Value of Trading Securities
The change in fair value of trading securities decreased by $1.4 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, and was entirely associated with our investments in equity securities where we had no such investments during the comparative period.

Interest Expense
Interest expense remained consistent for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.
Income Tax Benefit
Our income tax benefit was $0.5 million for the three months ended March 31, 2025, primarily driven by the revision of the estimated useful life of an intangible asset and our net operating loss position during the period.
Stock-Based Compensation Expense
Stock-based compensation expense, which is allocated among cost of sales, research and development expense and SG&A expense totaled $11.2 million and $12.7 million for the three months ended March 31, 2025 and 2024, respectively. We expect stock-based compensation expense will continue to be material in future periods, attributable to both existing awards outstanding and anticipated additional grants to our current and future employees. As of March 31, 2025, we had 784 employees, compared to 638 as of March 31, 2024. As of March 31, 2025, the total unrecognized stock-based compensation cost related to outstanding awards was $88.7 million, which is expected to be recognized over a weighted-average period of 2.6 years.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents, marketable investment securities, cash generated from the sale of our products and our line-of-credit under the 2024 Loan and Security Agreement (the “2024 LSA”). All of our marketable investment securities are considered investment grade, are readily available for use in current operations. As of March 31, 2025 and December 31, 2024, we had marketable investment securities of $185.5 million and $173.4 million, respectively. Additionally, as of March 31, 2025 and December 31, 2024, we had cash and cash equivalents of $89.7 million and $119.7 million, respectively. As of March 31, 2025, we had a $25.0 million credit-line available under the 2024 LSA. Furthermore, on April 4, 2025, we amended the 2024 LSA to modify certain terms, including the extension of the draw period from March 31, 2025 to September 30, 2025 for our line of credit.
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
In July 2023, we entered into a definitive agreement to purchase a plot of land located in Friendswood, Texas for a purchase price of $7.6 million, subject to certain adjustments, for the purpose of developing a commercial office building where our future corporate headquarters will be located. In February 2024, we closed on the purchase of the land for cash consideration of $7.2 million. The development project will include a four-story building, which will encompass approximately 80,000 square feet of Class A office space. Construction began in May 2024 and is expected to continue through early 2026, at which time the building is expected to be ready for occupancy and use. Over the duration of this project, we expect to make significant capital expenditures in the form of payments to the developer under a percentage of completion basis. As of March 31, 2025, the development project is expected to cost a total of approximately $43.1 million. During the three months ended March 31, 2025, we have made $5.1 million in capital expenditures for this development project. We intend to use the proceeds from the 2024 Term Loan, (as defined below), the 2024 Credit Line and our existing cash and cash equivalents to pay for this project.
Since our inception, we have generally incurred significant losses and negative operating cash flows, and we have relied heavily on proceeds from our financing activities to fund capital expenditures, business expansion campaigns, and to offset operating deficits. For the year ended December 31, 2024, we recognized net income of $18.2 million, and had positive operating cash flow of $64.9 million, though we may be unable to sustain profitability and positive cash flows in future periods. Collections on Medicare claims for our DecisionDx-SCC test represented a significant portion of our 2024 operating cash flows. We lost Medicare coverage for our DecisionDx-SCC test in April 2025 and decreases in revenues and cash inflows from this test are expected to follow. Our ability to maintain profitability will heavily depend on us maintaining Medicare coverage for our currently marketed products, on the successful commercialization of the products we plan to launch in the future, and our ability to manage operating expenses. We expect to incur additional expenses in the future as we invest in the commercialization of our existing products and the development and commercialization of our current pipeline products and future product candidates. We believe that our existing cash and cash equivalents, marketable investment securities and anticipated cash generated from the sale of our commercial products will be sufficient to fund our operations for at least the next 12 months. We believe we will meet longer-term expected cash requirements and obligations through a combination of existing cash and cash equivalents, marketable investment securities and anticipated cash generated from sales of our products and issuances of equity securities or debt offerings. However, we have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. There are numerous risks and uncertainties associated with developing genomic tests, including, among others, the uncertainty of
•successful commencement and completion of clinical study protocols;
•successful identification and acquisition of tissue samples;
•the development and validation of genomic classifiers; and
•acceptance of new genomic tests by clinicians, patients and third-party payors including competitor actions.
Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate our exact working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of, many factors, including those listed above as well as those listed in Part I, Item 1A, “Risk Factors” in the 2024 10-K and Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the SEC.
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
Long-Term Debt
Our long-term debt is presented in the table below (in thousands):

	March 31, 2025	December 31, 2024
	(unaudited)
Term debt	$10,200	$10,200
Unamortized discount	(168)	(177)
Total debt, net	10,032	10,023
Less: Current portion of long-term debt	(1,111)	(278)
Total long-term debt	$8,921	$9,745

2024 Loan and Security Agreement
On March 26, 2024 (the ‘‘Closing Date’’), we entered into the ‘2024 LSA, by and between the Company, its wholly owned subsidiary, Castle Narnia Real Estate Holding 1, LLC and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (the “Lender’’). The 2024 LSA provides for (i) on the Closing Date, $10.0 million aggregate principal amount of Term Loans (the “2024 Term Loan,” as more fully discussed in the “2024 Term Loan” section below), and (ii) from the Closing Date until March 31, 2025, an additional line of credit of $25.0 million with the same interest rate and maturity as the term debt available (the “2024 Credit Line,” as more fully discussed in ‘‘2024 Credit Line’’ below) at our option.
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
In addition, the 2024 LSA contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be liable for immediate repayment of all obligations under the 2024 LSA. Should we seek to amend the terms of the 2024 LSA, the consent of the Lender would be required. As of March 31, 2025, we were in compliance with these covenants.
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
2024 Term Loan
On the Closing Date, we drew $10.0 million in Term Loans under the terms and provisions of the 2024 LSA. We are obligated to make a final payment of $0.2 million under the terms of the 2024 LSA final payment provisions. A discount on debt equal to this obligation was recorded on the draw date and is being amortized as additional interest expense using the effective interest method over the term of the debt. As of March 31, 2025, the effective interest rate for all outstanding debt under the 2024 Term Loan was 8.19%.
2024 Credit Line
We have a $25.0 million line of credit under the terms and provisions of the 2024 LSA available from the Closing Date until March 31, 2025. Amounts repaid under the 2024 Credit Line may not be reborrowed. As of March 31, 2025, no draws had been made on the 2024 Credit Line.
Leases
We have entered into various operating and finance leases, which are primarily associated with our laboratory facilities and office space.
Total undiscounted future minimum payment obligations under our operating leases and finance leases as of March 31, 2025 totaled approximately $22.4 million, of which $2.2 million is payable through the remainder of 2025 and $20.2 million is payable through early 2034. The leases expire on various dates through 2034 and provide certain options to renew for additional periods.
We expect our lease obligations may increase in the future as we expand our facilities, operations and headcount in support of the anticipated growth in our portfolio of commercial products and pipeline tests.

Cash Flows
The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024

	(unaudited)
Net cash used in operating activities	$(6,036)	$(6,835)
Net cash used in investing activities	(22,431)	(19,701)
Net cash (used in) provided by financing activities	(1,553)	10,644
Net change in cash and cash equivalents	(30,020)	(15,892)
Cash and cash equivalents, beginning of period	119,709	98,841
Cash and cash equivalents, end of period	$89,689	$82,949
Operating Activities
Net cash used in operating activities was $6.0 million for the three months ended March 31, 2025, and was primarily attributable to net loss of $25.8 million, decreases in accrued compensation of $14.7 million, increases in accounts receivable of $5.2 million, increases in prepaid expenses and other current assets of $3.4 million and increases in accretion of discounts on marketable investment securities of $1.4 million, partially offset by depreciation and amortization of $29.8 million, non-cash stock-based compensation expense of $11.2 million, change in fair value of trading securities of $1.4 million, decreases in inventory of $1.3 million and increases in other accrued and current liabilities of $1.1 million.
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
The $0.8 million decrease in cash outflows from operating activities for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is primarily due to increases in collections from customers attributable to higher net revenues partially offset by increases in operating expenditures. In part, the cash provided during the three months ended March 31, 2025 reflects the payment of annual cash bonuses to our employees as well as certain health care benefit payments totaling $22.5 million, that are not expected to recur during the remainder of 2025. In comparison, we paid $20.8 million during the same period in 2024 towards annual cash bonuses and certain health care benefits.
Investing Activities
Net cash used in investing activities was $22.4 million for the three months ended March 31, 2025 and consisted primarily of purchases of marketable investment securities of $48.4 million, purchases of debt securities classified as held-to-market of $5.6 million and purchases of property and equipment of $4.7 million, partially offset by the maturity of marketable investment securities of $36.3 million.
Net cash used in investing activities was $19.7 million for the three months ended March 31, 2024 and consisted primarily of purchases of marketable investment securities of $60.8 million and purchases of property and equipment of $9.2 million, partially offset by the maturity of marketable investment securities of $50.2 million.
The $2.7 million increase in cash used in investing activities for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to collecting $13.9 million fewer proceeds from maturing marketable investment securities and purchasing $5.6 million of debt securities classified as held-to-maturity, partially offset by decreases of $12.3 million in our purchases of marketable investment securities. Furthermore, our purchases of property and equipment decreased by $4.4 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to the timing of the purchase of land for $7.2 million which occurred in February 2024 with no comparable transaction during the three months ended March 31, 2025.

Financing Activities
Net cash used in financing activities was $1.6 million for the three months ended March 31, 2025, and consisted primarily of the $2.5 million payment of employee taxes attributable to the vesting of Restricted Stock Units (“RSUs”), partially offset by the $1.0 million of proceeds from contributions to our 2019 Employee Stock Purchase Plan (the “ESPP”).
Net cash provided by financing activities was $10.6 million for the three months ended March 31, 2024, and consisted primarily of $10.0 million of proceeds from issuance of long-term debt and $1.1 million of proceeds from contributions to our ESPP, partially offset by the $0.5 million payment of employee taxes attributable to the vesting of RSUs.
Critical Accounting Estimates
During the three months ended March 31, 2025, there were no significant changes to the information discussed under “Critical Accounting Estimates” included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2024 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates fluctuations. We had cash and cash equivalents of $89.7 million as of March 31, 2025, which include bank deposits and money market funds. We had marketable investment securities of $185.5 million as of March 31, 2025, which include U.S. government securities. Due to the nature of these instruments, we believe that we have no material exposure to interest rate risk.
We had long-term debt of $8.9 million as of March 31, 2025, consisting of an outstanding term loan which bears interest at a floating rate that fluctuates with the WSJ Prime Rate, subject to an interest rate floor of 6.00%.
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
Equity Price Risk
As of March 31, 2025, we had equity securities with a total fair value of $2.1 million. A hypothetical 10% decrease in the market price of our trading securities as of March 31, 2025 would decrease the fair value by approximately $0.2 million. These securities are subject to a wide variety and number of market-related risks that could substantially reduce or increase the fair value of our holdings.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based upon the evaluation, our Chief

Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in the 2024 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described the 2024 10-K other than the updates to the risk factors or new risk factors set forth below. New risk factors that were not included in the 2024 10-K have been marked with an asterisk (*).
We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.
Risks Related to Our Financial Condition
We incurred significant losses in the past, and we may be unable to achieve sustained profitability in the future.
Since our inception, we have had a history of net losses. For the year ended December 31, 2024, we had net income of $18.2 million, and as of December 31, 2024, we had an accumulated deficit of $200.1 million. For the three months ended March 31, 2025, we had net loss of $25.8 million, and as of March 31, 2025, we had an accumulated deficit of $226.0 million. We cannot predict if we will continue to achieve profitability in the future. We may incur losses in the future as we plan to invest significant additional funds toward the expansion of our commercial organization, the conduct of clinical utility and validity studies to support adoption of our products and the development or acquisition of additional products. We also expect increases in our stock-based compensation expense in future periods due to additional awards outstanding, attributable to increased headcount. Additionally, our performance could be affected by the impacts of geopolitical and macroeconomic developments, such as the invasion of Ukraine by Russia and related sanctions or the Israel-Hamas war, economic slowdowns, labor shortages, recessions or market corrections, supply chain disruptions, inflation and monetary policy shifts, bank failures or other disruptions in the banking system or financing markets, rising interest rates and tightening of credit markets resulting from the conflict or other evolving macroeconomic developments. Due to the requirements associated with being a public company, we expect to continue incurring significant additional legal, accounting and other expenses. We also expect that any acquisitions of businesses, assets, products or technologies will increase our expenses. These increased expenses will make it harder for us to achieve future profitability or generate positive cash flows. Furthermore, our revenues from our DecisionDx-SCC test represented a significant portion of our 2024 revenues, but that is not expected to be the case for our 2025 operating results. See “—Risks Related to Our Business—Our revenue currently depends primarily on sales from our DecisionDx-Melanoma, DecisionDx-SCC and TissueCypher tests, and we will need to generate sufficient revenue from these products and other products to grow our business.” We may also incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in the 2024 10-K, adoption of our products, coverage of and reimbursement rates for our products from third-party payors, and future research and development activities. Our failure to achieve profitability in the future could cause the market price of our common stock to decline and make it more difficult or costly for us to raise additional capital.
Risks Related to Our Business
Our revenue currently depends primarily on sales from our DecisionDx-Melanoma, DecisionDx-SCC and TissueCypher tests, and we will need to generate sufficient revenue from these products and other products to grow our business.
Our revenue in 2024 was primarily derived from the sale of our DecisionDx-Melanoma, DecisionDx-SCC and TissueCypher tests. While we also derive revenue from our other tests, we expect that the majority of our revenue for the next several years will be derived from sales of our DecisionDx-Melanoma and TissueCypher tests. Revenues from our DecisionDx-SCC test represented a significant portion of our 2024 revenues but are not expected to be so in our 2025 operating results. On January 9, 2025, Novitas finalized an oncology biomarker LCD that became effective on April 24, 2025. On April 24, 2025, the Novitas LCD, Genetic Testing for Oncology: Specific Tests, that includes DecisionDx-SCC as noncovered, became effective.
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
A severe or prolonged global economic downturn could result in a variety of risks to our business. For example, inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation has resulted in increased personnel costs and increased prices for certain lab supplies and may result in additional increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Furthermore, the closures of specific financial institutions, or the broader financial services industry, may lead to market-wide liquidity shortages that could materially harm our business and financial condition. For example, closures of Silicon Valley Bank, Signature Bank and First Republic Bank in 2023 resulted in broader financial institution liquidity risk and concerns. Additionally, rapid changes in U.S. trade policy, such as the imposition of additional tariffs and trade barriers, as well as potential retaliatory measures taken by other governments, could increase the price of and/or affect the availability of imported raw materials used in the production of our products.
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
Additionally, financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. In response to the invasion, the United States, UK and European Union, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability and/or supply chain continuity in both Europe and globally, and has introduced significant uncertainty into global markets. In particular, the Russia-Ukraine conflict has contributed to rapidly rising costs of living (driven largely by higher energy prices) in Europe and other advanced economies. Further, a weak or declining economy could strain our suppliers, manufacturers and collaborators, possibly resulting in additional supply disruption for our product candidates. As a result, our business and results of operations may be adversely affected by the ongoing conflict between Ukraine and Russia, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict. If economic conditions in Europe and other key markets for our business and the business of our suppliers, manufacturers and collaborators remain uncertain or deteriorate further, we could experience adverse effects on our business, financial condition, results of operations or cash flows.
Risks Related to Reimbursement and Government Regulation
Our products are currently marketed as LDTs, and any changes in regulations or the FDA’s enforcement discretion for LDTs, or violations of regulations by us, could adversely affect our business, prospects, results of operations or financial condition.
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
On March 31, 2025, the United States District Court for the Eastern District of Texas vacated the FDA's LDT final rule. It is unclear whether the court’s ruling will be appealed.
Even if the LDT final rule were reinstated, we do not believe it would have a material impact on our existing test offerings given all of our tests were marketed before May 6, 2024. We believe that our tests would continue to be subject to FDA enforcement discretion in their current forms. Additionally, pursuant to the LDT final rule, the FDA would gradually end its general enforcement discretion approach in five stages over a four-year period for other

LDTs not approved by NYSDOH or not already on market. Each stage of the proposed phaseout period would subject LDTs to a set of regulatory requirements. For example, the first stage of the phaseout would require LDT developers to comply with medical device reporting requirements and correction and removal reporting requirements by May 6, 2025. LDTs considered higher-risk IVDs would be subject to premarket review requirements within three and a half years, and LDTs considered low to moderate risk IVDs would be subject to premarket submission requirements within four years after publication of the LDT final rule. While the enforcement policy is phased out, the FDA could still decide to pursue enforcement action at any time against LDTs that it deemed to be violative of its regulations when appropriate.
All of our existing tests were marketed prior to May 6, 2024 and are conducted in labs licensed by the NYSDOH. If the FDA were to determine that our tests, or modifications thereof, are not within the scope of the FDA's enforcement discretion policy for LDTs for any reason, including based on the LDT final rule, if reinstated, or new rules, policies or guidance, or due to changes in statute, our existing tests may become subject to extensive FDA requirements, or our business may otherwise be adversely affected and lead to potential adverse effects on our business, prospects, results of operations and financial condition. Furthermore, under the terms of the LDT final rule, any future Castle tests developed and commercialized would likely be subject to extensive FDA requirements which could adversely impact our business, prospects, results of operations and financial conditions. Based on the LDT final rule, any such future Castle tests would be required to obtain marketing authorization by November 6, 2027 (if the tests were considered high risk) or by May 6, 2028 (if the tests were considered low to moderate risk and were otherwise not exempt from premarket review requirements). We would also be subject to other device requirements, such as establishment registration and device listing requirements, medical device reporting requirements and current good manufacturing practice requirements. We could be required to conduct clinical trials prior to continuing to sell our existing products or launching any other products we may develop. This could increase the cost of conducting, or otherwise harm, our business.
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
On May 6, 2024, the FDA published a final rule which amends 21 CFR Part 809 to make explicit that LDTs are IVDs and are regulated as devices under the FD&C Act. In conjunction with this final rule, the FDA issued a policy to phaseout, over the course of four years, its general enforcement discretion approach for LDTs so that IVDs manufactured by a laboratory would generally fall under the same enforcement approach as other IVDs. On March 31, 2025, the United States District Court for the Eastern District of Texas vacated the FDA's LDT final rule. It is unclear whether the court’s ruling will be appealed.
If the FDA changes or ends its policy of enforcement discretion with respect to LDTs, and our products become subject to the FDA’s requirements for premarket review of medical devices, we may be required to cease commercial sales of our products and conduct clinical trials prior to making submissions to the FDA to obtain premarket authorization or approval. If we are required to conduct such clinical trials, delays in the commencement or completion of clinical trials could significantly increase our product development costs and delay commercialization of any currently marketed testing that we may be required to cease selling or the commercialization of any future tests that we may develop. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of marketing authorization. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial.
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
Disruptions at the FDA and other government agencies caused by layoffs, funding shortages or global health concerns could negatively impact our business.*
The ability of the FDA to review proposed clinical trials or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, including executive and congressional priorities, the impacts of which are inherently fluid and unpredictable. Disruptions at the FDA and other agencies may slow the time necessary for new product candidates to be reviewed and/or approved, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current administration has proposed substantial reductions in force at various government agencies including the FDA, which could significantly reduce the FDA’s capacity to perform its functions in a manner consistent with its past practices and could delay reviews and negatively impact our business.
We cannot predict the likelihood, nature or extent of government regulation or other measures that may arise from future legislation or administrative or executive action, either in the United States or abroad.*
The policies of the FDA and other regulatory authorities may change, including as a result of changes in the U.S. presidential administration, and additional government regulations or executive orders may be enacted that could change our continuing compliance obligations or otherwise adversely affect our business. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability. In addition, significant tariffs or other restrictions imposed and related countermeasures taken by impacted foreign countries could adversely affect our operation and financial results. We cannot predict the likelihood, nature or extent of government regulation or other measures that may arise from future legislation or administrative or executive action either in the United States or abroad.
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
After completing our initial launch of the IDgenetix test in 2022, we commenced measured commercial investments to grow this business line through sales force and territory expansions. These efforts continued into late 2024; however, operational results did not meet prior expectations. Consequently, in late 2024, we revised our commercial strategy for the IDgenetix test, reallocating resources to inside sales and non-personal promotions. In December 2024, we observed month-to-month decreases in IDgenetix test reports, which persisted through year-end. During the first quarter of 2025, after careful further assessment, we made the decision to discontinue the test effective May 2025.
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
Since the effective date of our registration statement through March 31, 2025, we have not used any of the net proceeds from the IPO. Pending such uses, we have invested, and plan to continue to invest, the balance of the net proceeds from the IPO in cash and cash equivalent securities or highly liquid investment securities.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On March 5, 2025, Kristen Oelschlager, our Chief Operating Officer, terminated a trading arrangement for the sale of the Company’s common stock. Such trading arrangement was intended to satisfy the affirmative defense conditions of the Securities Exchange Act Rule 10b5-1(c), but complied with the then applicable requirements of Rule 10b5-1(c) when adopted in March 15th, 2024. Such trading arrangement provided for the sale of up to 31,585 shares between July 1, 2024 and June 30, 2025. Also, on March 6, 2025, Ms. Oelschlager adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 44,287 shares of our common stock. The new trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is estimated to be from June 6, 2025 until the earlier of all transaction under the trading arrangement being completed or June 30, 2026.
On March 14, 2025, Frank Stokes, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 6,738 shares of our common stock and 25,137 options shares. The new trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is estimated to be from June 10, 2025 until the earlier of all transaction under the trading arrangement being completed or July 31, 2025.
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

10.1*#+	Consent and First Amendment to the Loan and Security Agreement, dated April 4, 2025, by and among the Registrant, Castle Narnia Way Real Estate Holding 1, LLC and Silicon Valley Bank.
10.2*	Third Amendment to Commercial Lease, executed April 14, 2025, by and between the Registrant and Tannos Land Holdings III, LLC.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).
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
+    Pursuant to Item 601(b)(10) of Regulation S-K, certain portions of this exhibit have been omitted (indicated by “[***]”) because the Company has determined that the information is not material and is the type that the Company treats as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLE BIOSCIENCES, INC.

Date:	May 5, 2025	By:	/s/ Derek J. Maetzold
Derek J. Maetzold President and Chief Executive Officer (Principal Executive Officer)

Date:	May 5, 2025	By:	/s/ Frank Stokes
Frank Stokes Chief Financial Officer (Principal Financial and Accounting Officer)