Form 10-Q
period 2025-06-30
CASTLE BIOSCIENCES INC
filed 2025-08-04
CIK 1447362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of July 28, 2025, there were 29,008,281 shares of common stock, $0.001 par value per share, issued and outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$82,233	$119,709
Marketable investment securities	193,697	173,421
Accounts receivable, net	52,311	51,218
Inventory	8,366	8,135
Prepaid expenses and other current assets	12,061	7,671
Total current assets	348,668	360,154
Long-term accounts receivable, net	1,132	918
Property and equipment, net	74,060	51,122
Operating lease assets	15,503	11,584
Goodwill and other intangible assets, net	104,125	106,229
Other assets – long-term	1,241	1,228
Total assets	$544,729	$531,235
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$13,181	$6,901
Accrued compensation	24,973	32,555
Contingent consideration	1,000	—
Operating lease liabilities	1,571	1,665
Current portion of long-term debt	1,944	278
Other accrued and current liabilities	8,221	7,993
Total current liabilities	50,890	49,392
Long-term debt	8,096	9,745
Noncurrent portion of contingent consideration	1,500	—
Noncurrent operating lease liabilities	25,377	14,345
Noncurrent finance lease liabilities	364	311
Deferred tax liability	3,126	1,607
Total liabilities	89,353	75,400
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized as of June 30, 2025 and December 31, 2024; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 28,981,151 and 28,483,195 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	29	28
Additional paid-in capital	676,759	655,703
Accumulated deficit	(221,451)	(200,126)
Accumulated other comprehensive income	39	230
Total stockholders’ equity	455,376	455,835
Total liabilities and stockholders’ equity	$544,729	$531,235
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NET REVENUES	$86,188	$87,002	$174,176	$159,976
OPERATING EXPENSES
Cost of sales (exclusive of amortization of acquired intangible assets)	17,626	14,519	34,009	28,413
Research and development	12,787	14,136	25,375	27,945
Selling, general and administrative	58,065	51,088	116,685	99,583
Amortization of acquired intangible assets	1,961	2,247	30,286	4,494
Total operating expenses, net	90,439	81,990	206,355	160,435
Operating (loss) income	(4,251)	5,012	(32,179)	(459)
Interest income	2,944	3,144	6,043	6,140
Changes in fair value of trading securities	1,185	—	(240)	—
Interest expense	(21)	(270)	(38)	(284)
(Loss) income before income taxes	(143)	7,886	(26,414)	5,397
Income tax benefit	(4,666)	(1,034)	(5,089)	(989)
Net income (loss)	$4,523	$8,920	$(21,325)	$6,386

Earnings (loss) per share:
Basic	$0.16	$0.32	$(0.74)	$0.23
Diluted	$0.15	$0.31	$(0.74)	$0.22

Weighted-average shares outstanding:
Basic	28,914	27,646	28,763	27,566
Diluted	29,545	28,738	28,763	28,542

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$4,523	$8,920	$(21,325)	$6,386
Other comprehensive loss:
Net unrealized loss on marketable investment securities	(92)	(61)	(191)	(308)
Comprehensive income (loss)	$4,431	$8,859	$(21,516)	$6,078
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

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount

BALANCE, JANUARY 1, 2025	28,483,195	$28	$655,703	$(200,126)	$230	$455,835
Stock-based compensation expense	—	—	11,179	—	—	11,179
Exercise of common stock options	6,331	—	18	—	—	18
Issuance of common stock from vested restricted stock units and payment of employees’ taxes	251,970	1	(2,517)	—	—	(2,516)
Issuance of common stock under the employee stock purchase plan	103,441	—	1,737	—	—	1,737
Net unrealized loss on marketable investment securities	—	—	—	—	(99)	(99)
Net loss	—	—	—	(25,848)	—	(25,848)
BALANCE, MARCH 31, 2025	28,844,937	$29	$666,120	$(225,974)	$131	$440,306
Stock-based compensation expense	—	—	11,208	—	—	11,208
Exercise of common stock options	10,664	—	19	—	—	19
Issuance of common stock from vested restricted stock units and payment of employees’ taxes	125,550	—	(588)	—	—	(588)
Net unrealized loss on marketable investment securities	—	—	—	—	(92)	(92)
Net income	—	—	—	4,523	—	4,523
BALANCE, JUNE 30, 2025	28,981,151	$29	$676,759	$(221,451)	$39	$455,376

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net (loss) income	$(21,325)	$6,386
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	33,178	6,688
Stock-based compensation expense	22,387	25,854
Change in fair value of trading securities	240	—
Deferred income taxes	(5,437)	(1,542)
Accretion of discounts on marketable investment securities	(2,606)	(3,422)
Other	219	83
Change in operating assets and liabilities:
Accounts receivable	(1,307)	(7,620)
Prepaid expenses and other current assets	(4,696)	(294)
Inventory	(231)	(71)
Operating lease assets	664	678
Other assets	(13)	143
Accounts payable	1,689	(1,650)
Operating lease liabilities	(869)	(432)
Accrued compensation	(7,582)	(7,706)
Other accrued and current liabilities	474	68
Net cash provided by operating activities	14,785	17,163

INVESTING ACTIVITIES
Purchases of marketable investment securities	(92,832)	(113,194)
Proceeds from maturities of marketable investment securities	80,300	86,450
Purchases of debt securities classified as held-to-maturity	(5,569)	—
Asset acquisition, net of cash and cash equivalents acquired	(18,726)	—
Purchases of property and equipment	(14,003)	(14,381)
Proceeds from sale of property and equipment	21	7
Net cash used in investing activities	(50,809)	(41,118)

FINANCING ACTIVITIES
Proceeds from exercise of common stock options	37	73
Payment of employees’ taxes on vested restricted stock units	(3,104)	(1,089)
Proceeds from contributions to the employee stock purchase plan	1,482	1,749
Repayment of principal portion of finance lease liabilities	(57)	(47)
Proceeds from lease incentives received	190	—
Proceeds from issuance of term debt	—	10,000
Net cash (used in) provided by financing activities	(1,452)	10,686

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2025	2024
NET CHANGE IN CASH AND CASH EQUIVALENTS	(37,476)	(13,269)
Beginning of period	119,709	98,841
End of period	$82,233	$85,572

DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Asset acquisition, liability for contingent consideration	$2,500	$—
Accrued purchases of property and equipment	$6,822	$2,148
Operating lease assets obtained in exchange for lease obligations	$4,687	$—
Decrease in operating lease assets with corresponding change in lease liabilities	$(104)	$(7)
Finance lease assets obtained in exchange for lease obligations	$119	$166
Property and equipment acquired with tenant improvement allowance	$7,224	$—
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
We have a history of recurring net losses and negative cash flows and as of June 30, 2025, we had an accumulated deficit of $221.5 million. We believe our $82.2 million of cash and cash equivalents and $193.7 million of marketable investment securities as of June 30, 2025, and anticipated revenue from our test reports, will be sufficient to meet our cash requirements through at least the 12-month period following the date that these unaudited condensed consolidated financial statements were issued.
Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheet as of June 30, 2025; the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of stockholders’ equity, each for the three and six months ended June 30, 2025 and 2024; and the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our consolidated financial position as of June 30, 2025, the results of our consolidated operations for the three and six months ended June 30, 2025 and 2024 and our consolidated cash flows for the six months ended June 30, 2025 and 2024. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2025 and 2024 are also unaudited. The results for the three and six months ended June 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. The balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the unaudited interim consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on February 27, 2025.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates include revenue recognition, the valuation of stock-based compensation, assessing future tax exposure and the realizability of deferred tax assets, the useful lives and recoverability of long-lived assets, the goodwill impairment test, the valuation of acquired intangible assets, the valuation of contingent consideration, and other contingent liabilities. We base these estimates on historical and anticipated results, trends, and various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and assumptions.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Segment Reporting
Operating segments are components of an enterprise engaging in business activities from which it may recognize revenues and incur expenses, where discrete financial information is available, and where its operating results are regularly reviewed by the public entity's chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and to assess its performance. A CODM may be an individual or a decision-making group. A reportable segment consists of one or more operating segments. For additional information on our segment reporting, see Note 15.
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
Our equity securities consist of investments in shares of common stock which are listed and traded on the Nasdaq Global Market. All trading securities are recognized in accordance with ASC Topic 321, Investments-Equity Securities and reported at their readily determinable fair values as quoted by market exchanges where changes in fair value are included in changes in fair value of trading securities in the consolidated statements of operations. All changes in a marketable security’s fair value are reported in earnings as they occur, as such, the sale of our trading securities does not necessarily give rise to a significant gain or loss. Investments in equity securities are classified as either current or long-term depending upon management’s intentions. See Notes 5 and 11 for further details.
Acquisitions
We assess acquisitions under ASC Topic 805, Business Combinations (“ASC 805”), to determine whether a transaction represents the acquisition of assets or a business combination. Under this guidance, we apply a two-step model. The first step involves a screening test where we evaluate whether substantially all of the fair value of the gross assets acquired is concentrated in a single asset or a group of similar assets. If the screening test is met, we account for the set as an asset acquisition. If the screening test is not met, we apply the second step of the model to determine if the set meets the definition of a business based on the guidance in ASC 805. If so, the transaction is treated as a business combination. Otherwise, it is treated as an asset acquisition. Asset acquisitions are accounted for by allocating the cost of the acquisition, including transaction costs, to the individual assets acquired and liabilities assumed on a relative fair value basis without recognition of goodwill. If the total consideration transferred is less than the aggregate fair value of the net assets acquired (i.e., a bargain purchase), the difference is not recognized as a gain. Instead, the difference is allocated to the cost of the acquired assets on a relative fair value basis. Business combinations are accounted for using the acquisition method. Under the acquisition method, goodwill is measured as a residual amount equal to the fair value of the consideration transferred less the net recognized fair value of the identifiable assets acquired and the liabilities assumed, as of the acquisition date, and transaction costs are expensed as incurred.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Contingent Consideration
Under the terms of business combinations or asset acquisitions, we may be required to pay additional consideration if specified future events occur or certain conditions are met. In May 2025, we acquired Capsulomics, Inc., d/b/a Previse (“Capsulomics”), which was recorded as an asset acquisition, and agreed to pay additional consideration of up to $2.5 million in cash based on the achievement of certain commercial milestones (the “Earnout Payments”). We account for the contingent consideration as a liability in accordance with ASC 450-20, Loss Contingencies (“ASC 450-20”) when it is both probable and reasonably estimable. In accordance with ASC 450-20, we recorded the contingent consideration at the amount required to settle the respective obligation, and subsequent changes are recognized as adjustments to the cost basis of the acquired assets. These changes are allocated to the acquired assets based on their relative fair values as of the date of acquisition.
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
We accrue an allowance for credit losses against our accounts receivable based on management’s current estimate of amounts that will not be collected. Management’s estimates are typically based on historical loss information adjusted for current conditions. We generally do not perform evaluations of customers’ financial condition and generally do not require collateral. Historically, our credit losses have not been significant. The allowance for credit losses was zero as of June 30, 2025 and December 31, 2024. Adjustments for implicit price concessions attributable to variable consideration, as discussed below, are incorporated into the measurement of the accounts receivable balances and are not part of the allowance for credit losses.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally between five and ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the lease. Our leasehold improvements primarily relate to our office and laboratory facilities located in Friendswood, Texas, Phoenix, Arizona and Pittsburgh, Pennsylvania, and are generally depreciated over the remaining lease terms, which end in 2025, 2034 and 2033, respectively. Maintenance and repairs are charged to expense as incurred, and material improvements are capitalized. Interest costs incurred during the construction of major capital projects are capitalized until the underlying asset is ready for its intended use, at which point the capitalized interest costs are amortized using the straight-line method over the estimated useful life of the underlying asset. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheet and any resulting gain or loss is reflected in the consolidated statements of operations in the period realized.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment. We test goodwill for

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
Goodwill is tested for impairment at the reporting unit level where goodwill is held. Testing begins with completion of an optional qualitative assessment. If the qualitative assessment suggests that impairment is more likely than not, quantitative testing is conducted. If the qualitative assessment is bypassed, we proceed directly to quantitative testing. Quantitative testing consists of comparing the carrying value of goodwill to its estimated fair value. Impairment of goodwill is the condition that exists when the carrying value exceeds its fair value. Amounts by which carrying value exceed fair value, up to the total amount of goodwill allocated to the reporting unit, are recognized as an impairment loss in the consolidated statements of operations.
Accrued Compensation
We accrue for liabilities under discretionary employee and executive bonus plans. Our estimated compensation liabilities are based on progress against corporate objectives approved by our board of directors, compensation levels of eligible individuals and target bonus percentage levels. Our board of directors reviews and evaluates the performance against these objectives and ultimately determines the actual achievement levels attained. We also accrue for liabilities under employee sales incentive bonus plans with accruals based on performance achieved to date compared to established targets. As of June 30, 2025 and December 31, 2024, we accrued approximately $15.0 million and $23.3 million, respectively, for liabilities associated with these bonus plans. These amounts are classified as current or noncurrent accrued liabilities in the unaudited condensed consolidated balance sheets based on the expected timing of payment.
Stock-Based Compensation
Stock-based compensation expense for equity instruments is measured based on the grant-date fair value of the awards. For stock option awards, and purchase rights made under the 2019 Employee Stock Purchase Plan (the “ESPP”), the fair value is estimated on the date of grant using the Black-Scholes option-pricing valuation model. For restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”), the fair value is equal to the closing price of our common stock on the date of grant. For awards with graded vesting and only service conditions, we recognize compensation costs on a straight-line basis over the requisite service period of the awards. For stock options and RSUs, the requisite service period is generally the award’s vesting period (typically four years). PSUs vest upon the achievement of certain performance conditions and the provision of service with us through a specified period. Accruals of compensation cost for PSUs are based on the probable outcome of the performance conditions and are reassessed each reporting period. We recognize compensation cost for PSUs separately for each vesting tranche on a ratable basis over the requisite service period. The requisite service period for PSUs is based on an analysis of vesting requirements and performance conditions for the particular award. Certain employees are entitled to acceleration of vesting of a portion of their awards upon retirement, subject to age, service and notice requirements. Share-based awards falling into the scope of the 2023 Retirement Policy are accounted for as a modification of existing awards under ASC Topic 718, Compensation – Stock Compensation. The modifications do not result in the recognition of incremental compensation cost; however, they do result in a new estimate of the requisite service period, which we reassess at each balance sheet date. For the ESPP, the requisite service period is generally the period of time from the offering date to the purchase date. Forfeitures are accounted for as they occur.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) is made up of net income (loss) plus net unrealized loss on marketable investment securities, which is our only other item of other comprehensive income (loss).
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

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
3. Revenue
All of our revenues from contracts with customers are associated with the provision of testing services. Our revenues are primarily attributable to our DecisionDx®-Melanoma test for cutaneous melanoma and our DecisionDx®-SCC test for cutaneous squamous cell carcinoma. We also provide a test for patients diagnosed with Barrett’s esophagus, the TissueCypher® test, a test for patients with suspicious pigmented lesions, MyPath® Melanoma, a test for uveal melanoma, DecisionDx®-UM, and a pharmacogenomics testing service focused on mental health, IDgenetix®.
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
In the absence of Medicare coverage, contractually established reimbursements rates or other coverage, we have concluded that our contracts include variable consideration because the amounts paid by Medicare or commercial health insurance carriers may be paid at less than our standard rates or not paid at all, with such differences considered implicit price concessions. Variable consideration attributable to these price concessions is measured at the expected value using the ‘‘most likely amount’’ method under ASC 606. The amounts are estimated using historical average collection rates by test type and payor category taking into consideration the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as the judgment and actions of third parties. Such variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. Variable consideration may be constrained and excluded from the transaction price in situations where there is no contractually agreed upon reimbursement coverage or in the absence of a predictable pattern and history of collectability with a payor. Accordingly, in such situations revenues are recognized on the basis of actual cash collections. Variable consideration for Medicare claims that are

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
not covered by Medicare, including those claims undergoing appeal, is deemed to be fully constrained due to factors outside our influence (e.g., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. Included in revenues for the three months ended June 30, 2025 and 2024 were less than $0.1 million of net positive revenue adjustments and $0.4 million of net positive revenue adjustments, respectively, associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods. Included in revenues for the six months ended June 30, 2025 and 2024 were $2.0 million of net negative revenue adjustments and $1.0 million of net positive revenue adjustments, respectively, associated with changes in estimated variable consideration.
These amounts include (i) adjustments for actual collections versus estimated amounts and (ii) cash collections and the related recognition of revenue in current period for tests delivered in prior periods due to the release of the constraint on variable consideration.
Because our contracts with customers have an expected duration of one year or less, we have elected the practical expedient in ASC 606 to not disclose information about our remaining performance obligations. Any incremental costs to obtain contracts are recorded as selling, general and administrative expenses as incurred due to the short duration of our contracts. Contract balances consisted solely of accounts receivable (both current and noncurrent) as of June 30, 2025 and December 31, 2024.
Disaggregation of Revenues
The table below provides the disaggregation of revenue by type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Dermatologic(1)	$56,297	$68,828	$119,259	$128,163
Non-Dermatologic(2)	29,891	18,174	54,917	31,813
Total net revenues	$86,188	$87,002	$174,176	$159,976

(1)Consists of DecisionDx-Melanoma, DecisionDx-SCC and our Diagnostic Gene Expression Profile offering.
(2)Consists of TissueCypher, DecisionDx-UM and IDgenetix.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
We have presented disaggregated net revenues included in our single reportable segment in the table above. The characteristics for each test in our single segment are similar, with each test having a single performance obligation. Our CODM is the single individual responsible for managing our segment and reviews consolidated results and budgets in assessing performance and in allocating resources. See Note 15 for additional information about our reportable segment.
Payor Concentration
We rely upon reimbursements from third-party government payors (primarily Medicare) and private-payor insurance companies to collect accounts receivable related to sales of our tests.
Our significant third-party payors and their related revenues as a percentage of total revenues and accounts receivable balances were as follows:

	Percentage of Revenues
	Six Months Ended June 30,		Percentage of Accounts Receivable (current) as of		Percentage of Accounts Receivable (noncurrent) as of
	2025	2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Medicare	47%	48%	16%	18%	*	*
Payor A	15%	15%	17%	19%	16%	15%
Payor B	*	*	26%	20%	10%	12%

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

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table shows the computation of basic and diluted earnings (loss) per share for the following three and six months ended June 30, 2025 and 2024 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$4,523	$8,920	$(21,325)	$6,386

Denominator:
Weighted-average common shares outstanding, basic	28,914	27,646	28,763	27,566
Assumed exercise of stock options	361	440	—	441
Assumed vesting of RSUs	186	546	—	427
Assumed vesting of PSUs	84	98	—	98
Assumed issuance of shares under the ESPP	—	8	—	10
Weighted-average common shares outstanding, diluted	29,545	28,738	28,763	28,542

Earnings (loss) per share:
Basic	$0.16	$0.32	$(0.74)	$0.23
Diluted	$0.15	$0.31	$(0.74)	$0.22

Due to the Company reporting a net loss attributable to common stockholders for the six months ended June 30, 2025, all potentially dilutive securities are antidilutive and are excluded from the computations of diluted loss per share.
The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in our calculation of diluted earnings (loss) per share for the three and six months ended June 30, 2025 and 2024 because to do so would be antidilutive. With regard to the PSUs, we assume that the associated performance targets will be met at the target level of performance for purposes of calculating diluted earnings per common share until such time that it is probable that actual performance will be above or below target (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	2,466	2,487	2,965	2,493
RSUs and PSUs	2,958	892	4,053	877
ESPP	123	216	150	233
Total	5,547	3,595	7,168	3,603

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
5. Marketable Investment Securities
Marketable investment securities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Current marketable investment securities:
Trading securities	$3,315	$3,555
Debt securities - AFS	184,805	169,866
Debt securities - HTM(1)	5,577	—
Total current marketable investment securities	$193,697	$173,421

(1) We held no debt securities - HTM as of December 31, 2024.

Trading securities
We recognized unrealized gains of $1.2 million and unrealized losses of $0.2 million in our trading securities for the three and six months ended June 30, 2025, respectively. No gains or losses were recognized for the three and six months ended June 30, 2024, as we did not hold any trading securities during those periods.
Debt securities
The following tables present our debt securities (in thousands):

	June 30, 2025
	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
U.S. government securities - AFS	$184,766	$58	$(19)	$184,805
U.S. government securities - HTM	5,577	2	—	5,579
Total debt securities	$190,343	$60	$(19)	$190,384

	December 31, 2024
	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
U.S. government securities - AFS	$169,636	$244	$(14)	$169,866
U.S. government securities - HTM(1)	—	—	—	—
Total debt securities	$169,636	$244	$(14)	$169,866

(1) We held no debt securities - HTM as of December 31, 2024.
Our U.S. government securities includes both AFS and HTM securities. The AFS securities are available to be sold to meet operating needs or otherwise, but are generally held through maturity. We classify all AFS investments as current assets, as these are readily available for use in current operations. We classify our HTM investments as current assets, as we have the positive intent and ability to hold these investments to maturity, and all such maturities are less than one year from the balance sheet date.
We evaluated our U.S. government securities under the AFS and HTM impairment model guidance, respectively, and determined our investment portfolio is comprised of low-risk, investment grade securities.
As of June 30, 2025, unrealized losses on our AFS and HTM U.S. government securities are not attributed to credit risk. We believe that an allowance for credit losses is unnecessary because the unrealized losses on certain of our marketable investment securities are due to market factors. The allowance for credit losses was zero as of June 30, 2025 and December 31, 2024.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
There were no realized gains or losses on sales of debt securities for the three and six months ended June 30, 2025 and 2024. No credit-related or noncredit-related impairment losses were recorded for the three and six months ended June 30, 2025 and 2024.
Accrued interest receivable for our AFS and HTM U.S. government securities is included in prepaid expenses and other current assets in our unaudited condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, the accrued interest receivable related to AFS securities was $1.0 million and $0.6 million, respectively. The balance related to HTM securities was immaterial as of June 30, 2025, and no amounts were accrued as of December 31, 2024, as no securities were classified as HTM at that time.
Additional information relating to the fair value of marketable investment securities can be found in Note 11.
6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Land	$7,245	$7,245
Lab equipment	26,400	23,633
Leasehold improvements	14,808	14,616
Computer equipment	5,702	5,306
Furniture and fixtures	3,550	3,541
Construction-in-progress	31,870	9,614
Total	89,575	63,955
Less accumulated depreciation	(15,515)	(12,833)
Property and equipment, net	$74,060	$51,122
Depreciation expense was recorded in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of sales (exclusive of amortization of acquired intangible assets)	$909	$637	$1,812	$1,292
Research and development	95	85	189	169
Selling, general and administrative	449	379	891	733
Total	$1,453	$1,101	$2,892	$2,194
7. Goodwill and Other Intangible Assets, Net
Goodwill
We had a single reporting unit where all goodwill was allocated for as of June 30, 2025 and December 31, 2024. The balance of our goodwill was $10.7 million as of June 30, 2025 and December 31, 2024. There were no accumulated impairments of goodwill as of June 30, 2025 or December 31, 2024.
We had a single reportable segment consisting of a single operating segment where the operating segment and the single reporting unit where the same as of June 30, 2025 and December 31, 2024. See Note 15 for additional information on our reportable segment.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Other Intangible Assets, Net
Our other intangible assets, net consisted of the following (in thousands):

	June 30, 2025
	Gross carrying value	Accumulated amortization	Net	Weighted-Average Remaining Life (in years)
Developed technology	$153,500	$(60,227)	$93,273	10.7
Assembled workforce	563	(403)	160	1.4
Total other intangible assets, net	$154,063	$(60,630)	$93,433

	December 31, 2024
	Gross carrying value	Accumulated amortization	Net	Weighted-Average Remaining Life (in years)
Developed technology	$125,317	$(29,996)	$95,321	8.0
Assembled workforce	563	(347)	216	1.9
Total other intangible assets, net	$125,880	$(30,343)	$95,537
During the first quarter of 2025, we made the decision to discontinue our IDgenetix test offering, effective May 2025. As a result of this decision, we further revised the estimated useful life of the asset and determined that the intangible asset should be fully amortized as of March 31, 2025. This change resulted in an acceleration of amortization expense of approximately $20.1 million.
In connection with the acquisition of Capsulomics, and in accordance with ASC 805, we determined that substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset; therefore, the transaction was accounted for as an asset acquisition. The acquired intangible asset consists of developed technology and is valued at $28.2 million with an estimated useful life of 12 years and is being amortized on a straight-line basis.
Amortization expense of intangible assets was $2.0 million and $30.3 million for the three and six months ended June 30, 2025, respectively, and $2.2 million and $4.5 million for the three and six months ended June 30, 2024 respectively.
8. Other Accrued and Current Liabilities
Other accrued and current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Clinical studies	$2,204	$2,580
Accrued service fees	2,986	2,338
Accrued taxes	1,193	1,076
ESPP Contributions	969	1,225
Other	869	774
Total	$8,221	$7,993

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
9. Long-Term Debt
Our long-term debt is presented in the table below (in thousands):

	June 30, 2025	December 31, 2024
Term debt	$10,200	$10,200
Unamortized discount	(160)	(177)
Total debt, net	10,040	10,023
Less: Current portion of long-term debt	(1,944)	(278)
Total long-term debt	$8,096	$9,745

Future maturities of principal amounts on long-term debt as of June 30, 2025 were as follows (in thousands):

Years Ending December 31,
2025	$278
2026	3,333
2027	3,333
2028	3,056
Total	$10,000
2024 Loan and Security Agreement
On March 26, 2024 (the ‘‘Closing Date’’), we entered into a Loan and Security Agreement, as amended in April 2025 (the ‘‘2024 LSA”), by and between us, our wholly owned subsidiary, Castle Narnia Real Estate Holding 1, LLC and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (the “Lender’’). The 2024 LSA provides for (i) on the Closing Date, $10.0 million aggregate principal amount of term loans (discussed in the ‘‘2024 Term Loan’’ section below), and (ii) from the Closing Date until September 30, 2025, an additional line of credit of $25.0 million with the same interest rate and maturity as the term debt available (discussed in the ‘‘2024 Credit Line’’ section below) at our option.
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
In addition, the 2024 LSA contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be liable for immediate repayment of all obligations under the 2024 LSA. Should we seek to amend the terms of the 2024 LSA, the consent of the Lender would be required. As of June 30, 2025, we were in compliance with all of the covenants.
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
On April 4, 2025, the Company entered into a Consent and First Amendment (the “Amendment”) with the Lender. The Amendment modified certain terms of the 2024 LSA including the extension of the draw period from March 31, 2025 to September 30, 2025 for our line of credit.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
2024 Term Loan
On March 26, 2024, we drew $10.0 million in Term Loans under the terms and provisions of the 2024 LSA. We are obligated to make a final payment of $0.2 million under the terms of the 2024 LSA final payment provisions. A discount on debt equal to this obligation was recorded on the draw date and is being amortized as additional interest expense using the effective interest method over the term of the debt. As of June 30, 2025, no payment on principal has been made. As of June 30, 2025, the weighted average effective interest rate for all outstanding debt under the 2024 Term Loan was 8.19%.
2024 Credit Line
We have a $25.0 million line of credit under the terms and provisions of the 2024 LSA and the Amendment, from the Closing Date through September 30, 2025. Amounts repaid under the 2024 Credit Line may not be reborrowed. As of June 30, 2025, no draws had been made on the line of credit.
Interest Expense on Long-Term Debt
Interest expense on long-term debt consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense on long term debt	$203	$228	$405	$241
Less: Capitalized interest	(194)	(12)	(388)	(12)
Total	$9	$216	$17	$229
10. Leases
Scottsdale Lease
On May 14, 2025, we entered into a lease agreement (the “Commencement Date”) with Perimeter Gateway Portfolio, LLC (the “Lessor”) for the lease of approximately 55,573 square feet of office and laboratory space in Scottsdale, Arizona (the “Scottsdale Lease”). The Scottsdale Lease has a term of 143 months term that will expire in April 2037, and provides for right of refusal to lease any additional adjacent space that would/may become available in the future (the “ROFR Space”). The Scottsdale Lease provides us two optional five-year term extensions, and a one-time option to terminate the lease on the last day of the 96th month following the Commencement Date, subject to certain conditions, in exchange for payment of an early termination fee equal to the following: the unamortized balance of the commissions paid to Lessor’s broker and our broker, plus the unamortized balance of the hard and soft costs incurred by the Lessor in connection with the tenant improvement allowance. The Scottsdale Lease contains provisions for $7.2 million in lease incentives in form of Lessor paid improvements. Rent for the first twelve months is abated, in the amount of $1.8 million, and any amount that is unamortized becomes payable if we default on the lease.
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

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
fair values. Accordingly, the fair value estimates disclosed, or amounts recorded, may not be indicative of the amount that we or holders of the instruments could realize in a current market exchange.
The tables below provide information, by level within the fair value hierarchy, of our financial assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 (in thousands):

	As of June 30, 2025
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds(1)	$75,812	$—	$—	$75,812
U.S. government securities - AFS(2)	$184,805	$—	$—	$184,805
Trading securities(2)	$3,315	$—	$—	$3,315
Liabilities
Term Debt(3)(4)	$—	$10,040	$—	$10,040

	As of December 31, 2024
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds(1)	$114,091	$—	$—	$114,091
U.S. government securities - AFS(2)	$169,866	$—	$—	$169,866
Trading securities(2)	$3,555	$—	$—	$3,555
Liabilities
Term Debt (3)(4)	$—	$10,023	$—	$10,023

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

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
may not cover all claims that may be asserted against us. We are unable to predict the outcome and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.
13. Stock Incentive Plans and Stock-Based Compensation
Equity Incentive Plan
On July 24, 2019, we adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides for automatic annual increases to the number of shares authorized for issuance, equal to 5% of our common shares outstanding as of the immediately preceding year end, through January 1, 2029. Under this provision, effective January 1, 2025, an additional 1,424,159 shares became available under the 2019 Plan. As of June 30, 2025, there were 1,002,126 shares remained available for grant under the 2019 Plan.
Inducement Plan
On December 22, 2022, our board of directors approved the 2022 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the granting of awards as inducement material to the grantee’s entering into employment with us to the extent such grantee was not previously an employee of ours or is entering into employment following a bona fide period of non-employment with us. As of June 30, 2025, there were 88,640 shares available for grant under the Inducement Plan.
Stock Options
Stock option activity under our stock plans for the six months ended June 30, 2025 is set forth below:

		Weighted-Average
	Stock Options Outstanding	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2024	2,989,763	$36.23
Granted	—	$—
Exercised	(16,995)	$2.16
Forfeited/Cancelled	(60,225)	$43.98
Balance as of June 30, 2025	2,912,543	$36.27	5.1	$7,583
Exercisable at June 30, 2025	2,834,588	$36.17	5.0	$7,583
Restricted Stock Units
The following table summarizes our RSU activity for the six months ended June 30, 2025:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2024	3,196,224	$23.52
Granted	1,508,158	$21.18
Vested(1)	(520,157)	$22.74
Forfeited/Cancelled	(159,905)	$23.48
Balance as of June 30, 2025	4,024,320	$22.75

(1)The aggregate number of shares withheld upon vesting for employee tax obligations was 142,637 for the six months ended June 30, 2025.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Performance-Based Restricted Stock Units
The following table summarizes our PSU activity for the six months ended June 30, 2025:

	Performance-Based Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2024	275,528	$21.94
Granted	172,631	$22.23
Vested	—	$—
Forfeited/Cancelled	—	$—
Balance as of June 30, 2025	448,159	$22.05
Employee Stock Purchase Plan
The ESPP provides for certain automatic increases in the number of shares of common stock reserved for issuance, which resulted in an additional 284,831 shares becoming available under the ESPP effective January 1, 2025. During the six months ended June 30, 2025, we issued 103,441 shares of common stock pursuant to scheduled purchases under the ESPP. As of June 30, 2025, 1,228,070 shares remained available for issuance under the ESPP.
Determining Fair Value - Summary of Assumptions
We use the Black-Scholes valuation model to estimate the fair value of the purchase rights issued under the ESPP at the date of grant, start of the offering or other relevant measurement date. The following table sets forth assumptions used under the ESPP:

	Six Months Ended June 30,
	2025	2024
Average expected term (years)	1.2	1.3
Expected stock price volatility	56.55% - 85.21%	72.04% - 130.95%
Risk-free interest rate	3.88% - 4.22%	4.43% - 5.33%
Dividend yield	—%	—%
Fair Value
There were no stock options granted for the six months ended June 30, 2025 and 2024. For the six months ended June 30, 2025 and 2024, the weighted-average grant date fair value of the purchase rights granted under the ESPP was $9.43 and $11.17 per share, respectively.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Stock-Based Compensation Expense
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of sales (exclusive of amortization of acquired intangible assets)	$1,422	$1,401	$2,878	$2,715
Research and development	1,962	2,637	3,857	5,266
Selling, general and administrative	7,824	9,141	15,652	17,873
Total stock-based compensation expense	$11,208	$13,179	$22,387	$25,854
Retirement Policy
In January 2023, our board of directors approved a retirement policy (the “Retirement Policy”) that provides for acceleration of a portion of unvested awards granted to and held by certain eligible employees upon meeting age, service and notice requirements. Pursuant to the Retirement Policy, we accelerated the recognition of compensation expense of $0.2 million and $0.4 million during the three months ended June 30, 2025, and 2024, respectively, and accelerated the recognition of compensation expense of $0.5 million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively.
As of June 30, 2025, the total unrecognized stock-based compensation cost related to outstanding awards was $80.5 million, which is expected to be recognized over a weighted-average period of 2.5 years. The total unrecognized compensation cost will be adjusted for forfeitures in future periods as they occur.
14. Income Taxes
During the three and six months ended June 30, 2025, we recognized income tax benefit of $4.7 million and $5.1 million, respectively, primarily from the reduction of the valuation allowance on deferred tax assets, recorded as a discrete benefit in the quarter ended June 30, 2025. This release was primarily driven by the acquisition of Capsulomics, which resulted in deferred tax liabilities related to acquired intangible assets.
The deferred tax assets previously reserved are now expected to be realizable against those liabilities. This release is non‑recurring and materially impacted our effective tax rate for the period. Because this benefit is nonrecurring and not reflective of ongoing operations, the effective tax rate for the period is not meaningful. The effective rate for the three and six months ended June 30, 2025 differed from our federal statutory rate of 21% primarily due to the tax impact from the valuation allowance for current year activity including the acquisition of Capsulomics, state income taxes and the non-deductibility of other permanent items.
Our effective income tax rate was (13.1)% and (18.3)% for the three and six months ended June 30, 2024. The effective rate for the three and six months ended June 30, 2024 differed from our federal statutory rate of 21% primarily due to the tax impact from the valuation allowance for current year activity, state income taxes and the non-deductibility of other permanent items.
15. Segment and Related Information
The Company derives revenues through the delivery of test reports for our molecular diagnostic tests. All of our operations are located within the United States and our business is focused on the U.S. market.
We have a single reportable segment consisting of a single operating segment.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The measures of segment profit and loss for of our single reportable segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenues from external customers(1)	$86,188	$87,002	$174,176	$159,976

Significant segment expenses:
Personnel costs	51,551	48,051	103,751	93,967
Organizational and business development costs	14,487	11,835	28,716	22,835
Inventory usage	5,458	5,013	10,189	9,800
Clinical studies and publication costs	1,923	3,177	4,008	5,814
Professional services	2,298	2,420	5,874	5,544
Other segment items	5,948	7,586	42,963	15,630
Segment income (loss)	$4,523	$8,920	$(21,325)	$6,386

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
Other amounts included in the measure of segment profit or loss were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$2,944	$3,144	$6,043	$6,140
Interest expense	$(21)	$(270)	$(38)	$(284)
Depreciation and amortization	$3,414	$3,348	$33,178	$6,688
Income tax benefit	$(4,666)	$(1,034)	$(5,089)	$(989)
Stock-based compensation expense	$11,208	$13,179	$22,387	$25,854
Changes in fair value of trading securities	$1,185	$—	$(240)	$—

Total assets for our reportable segment were located in the United States and were $544.7 million and $531.2 million as of June 30, 2025 and December 31, 2024, respectively. Expenditures for additions to long-lived assets were $12.9 million and $6.7 million for the three months ended June 30, 2025 and 2024, respectively, $18.6 million and $15.3 million for the six months ended June 30, 2025, and 2024, respectively.

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
Our revenue is primarily generated by our DecisionDx-Melanoma risk stratification test for cutaneous melanoma (“CM”) and our DecisionDx-SCC risk stratification test for cutaneous squamous cell carcinoma (“SCC”), which is supplemented by revenue generated from our TissueCypher risk stratification test for BE and our DecisionDx-UM risk stratification test for UM. As of April 24, 2025, Novitas reached a decision not to cover SCC, resulting in the discontinuance of Medicare reimbursement for DecisionDx-SCC.
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
MyPath Melanoma is our proprietary GEP test for use in patients with a melanocytic lesion and uncertainty related to the malignancy of the lesion. We estimate that approximately 300,000 patients each year present with a diagnostically ambiguous lesion, representing an estimated U.S. TAM of approximately $600 million. We began offering MyPath Melanoma following our acquisition of the Myriad MyPath Laboratory in May 2021.
Our Gastroenterology Test
TissueCypher is our proprietary risk stratification spatial omics test designed to predict future development of progression of high-grade dysplasia and/or esophageal cancer in patients with non-dysplastic, indefinite dysplasia or low-grade dysplasia BE. We estimate a U.S. TAM of approximately $1 billion.
Our Ophthalmology Test
DecisionDx-UM is a proprietary, risk stratification GEP test that predicts the risk of metastasis for patients with UM. We believe DecisionDx-UM is the standard of care in the management of newly diagnosed UM in the majority of ocular oncology practices in the United States. We estimate a U.S. TAM of approximately $10 million.
Our Mental Health Test
IDgenetix is a PGx test that guides personalized mental health medication selection and management for patients with depression, anxiety and other mental health conditions. After careful further assessments, we discontinued our IDgenetix test in May 2025.
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
On July 4, 2024, Palmetto and Noridian finalized an LCD recommending no coverage for DecisionDx-SCC with an effective date of August 18, 2024. On January 9, 2025, Novitas finalized an oncology biomarker LCD, Genetic Testing for Oncology: Specific Tests, which also lists DecisionDx-SCC as non-covered; that LCD became effective on April 24, 2025.
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
MyPath Melanoma
MyPath Melanoma was covered under a test-specific LCD policy through Noridian that became effective in June 2019. Effective August 6, 2023, Palmetto and Noridian issued LCDs that converted the test-specific MyPath Melanoma LCD to a “foundational” LCD and provided coverage for MyPath Melanoma.
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

During 2023, we obtained a test-specific PLA CPT code for IDgenetix which became effective October 1, 2023. In November 2023, CMS posted its final CLFS determination which crosswalks our PLA CPT code to an existing PLA code at a rate of $1,336 per test effective January 1, 2024. Our reimbursement rate for 2024 was $1,336 per test and remains at $1,336 per test in the first quarter of 2025. Our IDgenetix test was discontinued in May 2025.
Government Regulation and Oversight of Laboratory Developed Tests
On May 6, 2024, the U.S. Food and Drug Administration (“FDA”) published a final rule on the regulation of Laboratory Developed Tests (“LDTs”) which amends the FDA's regulations to make explicit that LDT's are devices under the Federal Food, Drug and Cosmetic Act (“FD&C Act”). The FDA issued a policy to phaseout, over the course of four years, its general enforcement discretion approach to LDTs and also issued targeted enforcement discretion policies for certain categories of LDTs. The FDA is continuing enforcement discretion for currently marketed tests offered as LDTs (that were first marketed before May 6, 2024) that are approved by New York State Department of Health (“NYSDOH”). Our proprietary tests, outlined above, are all NYSDOH approved. We believe this final ruling will have no material impact on our existing test offerings given all of our tests were marketed before May 6, 2024. In addition, on March 31, 2025, the United States District Court for the Eastern District of Texas vacated the FDA’s LDT final rule. The U.S. government did not appeal the ruling, and the deadline to do so has passed; therefore, the court’s decision stands.
In July 2025, the FDA granted Breakthrough Device designation to our DecisionDx-Melanoma test. We believe this designation highlights the test’s potential to improve melanoma care through individualized prognostic insights. The Breakthrough Device designation is intended to expedite the development and review of certain medical devices that may offer more effective diagnosis or treatment of life-threatening conditions.
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
The number of test reports delivered by us are presented in the table below:

	Proprietary Dermatologic GEP Tests
	DecisionDx- Melanoma	DecisionDx-SCC	Diagnostic GEP offering	Dermatologic Total	DecisionDx-UM	TissueCypher	IDgenetix(1)	Grand Total
Q1 2025	8,621	4,375	926	13,922	470	7,432	2,578	24,402
Q2 2025	9,981	4,762	1,166	15,909	468	9,170	1,027	26,574
For the six months ended June 30, 2025	18,602	9,137	2,092	29,831	938	16,602	3,605	50,976

Q1 2024	8,384	3,577	998	12,959	422	3,429	4,078	20,888
Q2 2024	9,585	4,277	1,099	14,961	456	4,782	4,903	25,102
For the six months ended June 30, 2024	17,969	7,854	2,097	27,920	878	8,211	8,981	45,990
Q3 2024	9,367	4,195	933	14,495	397	6,073	5,045	26,010
Q4 2024	8,672	4,299	879	13,850	424	6,672	3,125	24,071
For year ended December 31, 2024	36,008	16,348	3,909	56,265	1,699	20,956	17,151	96,071

(1)The IDgenetix test was discontinued effective May 2025.

For the three and six months ended June 30, 2025, our test report volume increased by 5.9% and 10.8%, respectively, compared to the same period in 2024. Our dermatologic test report volume increased by 6.3% and 6.8% for the three and six months ended June 30, 2025, respectively, compared to the prior period in 2024, largely driven by continued growth from DecisionDx-Melanoma and DecisionDx-SCC tests. TissueCypher increased by 91.8% and 102.2%, respectively, for the three and six months ended June 30, 2025, compared to the prior period in 2024, further contributing to the overall volume increase. For a discussion of how we recognize revenue derived from our tests, refer to “— Components of Results of Operations—Net Revenues” below.
For our DecisionDx-SCC product line, we continue to see opportunities for leverage, where many of the clinicians ordering our DecisionDx-Melanoma are the same clinicians who order our DecisionDx-SCC test. During the six months ended June 30, 2025, approximately 67% of all clinicians ordering DecisionDx-SCC had also ordered our DecisionDx-Melanoma test during that same period.
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
Other Events
Impact of Macroeconomic Conditions
Macroeconomic conditions, including uncertainties associated with the ongoing conflicts in the Middle East, the ongoing conflict between Ukraine and Russia, economic slowdowns, public health crises, labor shortages, recessions or market corrections, supply chain disruptions, inflation and monetary policy shifts, international tariffs, liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, higher interest rates and financial and credit market fluctuations, volatility in the capital markets and other evolving macroeconomic developments, continue to have direct and indirect impacts on our business and could in the future materially impact our results of operations and financial condition. We continue to actively monitor the impact of these macroeconomic factors on our results of operations, financial condition and cash flows. The extent of the impact of these factors on our operational performance and financial condition, including our ability to execute our business strategies and initiatives in the expected timeframe, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business.
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
Components of the Results of Operations
Net Revenues
We generate revenues from the sale of our products. Currently, our revenues are primarily derived from the sale of DecisionDx-Melanoma, TissueCypher, DecisionDx-SCC and DecisionDx-UM. We bill third-party payors and patients for the tests we perform.
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
Cost of Sales (exclusive of amortization of acquired intangible assets)
The components of our cost of sales are material and service costs associated with testing samples, personnel costs (including salaries, bonuses, benefits and stock-based compensation expense), electronic medical record set up costs, order and delivery systems, shipping charges to transport samples, third-party test fees, and allocated overhead including rent, information technology costs, equipment and facilities depreciation and utilities. Costs associated with testing samples are recorded when the test is processed regardless of whether and when revenues are recognized with respect to that test. As a result, our cost of sales as a percentage of revenues may vary significantly from period to period because we do not recognize all revenues in the period in which the associated costs are incurred. We expect cost of sales in absolute dollars to increase as the number of tests we perform increases. Additionally, we expect cost of sales to increase prior to our launching of new tests, or prior to our initiating significant commercial expansion efforts, as we ready our operations to support anticipated business growth. For example, continued investment in and expansion of our laboratory facilities.
Gross margin and gross margin percentage are key indicators we use to assess our business. See the table in “—Results of Operations—Comparison of the Three Months Ended June 30, 2025 and 2024” and “Results of Operations—Comparison of the Six Months Ended June 30, 2025 and 2024” for details.
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
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets is primarily associated with developed technology obtained through acquisitions, such as our acquisitions of the Myriad MyPath Laboratory in May 2021, Cernostics in December 2021, AltheaDx in April 2022, and Capsulomics, Inc., d/b/a Previse (“Capsulomics”) in May 2025.
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

Income Tax Benefit
Income tax benefit is primarily due to the reduction of the valuation allowance previously recorded against our federal deferred tax assets. This reduction resulted in a credit to income tax expense and was based on new deferred tax liabilities recognized upon consolidating Capsulomics. Income tax expense consists primarily of income taxes related to federal and state jurisdictions in which we conduct business. We maintain a full valuation allowance for deferred tax assets including operating loss carryforwards and research and development credits and other tax credits.
As of December 31, 2024, we had federal NOL carryforwards of $129.4 million, of which $52.9 million will begin to expire in 2031 if not utilized to offset federal taxable income, and $76.5 million may be carried forward indefinitely. Also, as of December 31, 2024, we also had state NOL carryforwards of $86.5 million, which begin to expire in 2028 if not utilized to offset state taxable income.

Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2025	2024

	(unaudited)
Net revenues	$86,188	$87,002	$(814)	(0.9)%
Operating expenses
Cost of sales (exclusive of amortization of acquired intangible assets)	17,626	14,519	3,107	21.4%
Research and development	12,787	14,136	(1,349)	(9.5)%
Selling, general and administrative	58,065	51,088	6,977	13.7%
Amortization of acquired intangible assets	1,961	2,247	(286)	(12.7)%
Total operating expenses, net	90,439	81,990	8,449	10.3%
Operating (loss) income	(4,251)	5,012	(9,263)	(184.8)%
Interest income	2,944	3,144	(200)	(6.4)%
Changes in fair value of trading securities	1,185	—	1,185	NA
Interest expense	(21)	(270)	249	92.2%
(Loss) income before income taxes	(143)	7,886	(8,029)	(101.8)%
Income tax benefit	(4,666)	(1,034)	(3,632)	(351.3)%
Net income	$4,523	$8,920	$(4,397)	(49.3)%

NA = Not applicable

The following table indicates the amount of stock-based compensation expense (non-cash) reflected in the line items above (in thousands):

	Three Months Ended June 30,
	2025	2024	Change

	(unaudited)
Cost of sales (exclusive of amortization of acquired intangible assets)	$1,422	$1,401	$21
Research and development	1,962	2,637	(675)
Selling, general and administrative	7,824	9,141	(1,317)
Total stock-based compensation expense	$11,208	$13,179	$(1,971)

The following table provides a disaggregation of net revenues by type (in thousands):

	Three Months Ended June 30,
	2025	2024	Change

	(unaudited)
Dermatologic(1)	$56,297	$68,828	$(12,531)
Non-Dermatologic(2)	29,891	18,174	11,717
Total net revenues	$86,188	$87,002	$(814)

(1)Consists of DecisionDx-Melanoma, DecisionDx-SCC and our Diagnostic GEP offering.
(2)Consists of TissueCypher, DecisionDx-UM and IDgenetix.
The following table presents the calculation of gross margin (in thousands, except percentages):

	Three Months Ended June 30,
	2025	2024	Change

	(unaudited)
Net revenues	$86,188	$87,002	$(814)
Less: Cost of sales (exclusive of amortization of acquired intangible assets)	17,626	14,519	3,107
Less: Amortization of acquired intangible assets	1,961	2,247	(286)
Gross margin	$66,601	$70,236	$(3,635)
Gross margin percentage	77.3%	80.7%	(3.4)%
Net Revenues
Net revenues for the three months ended June 30, 2025 decreased by $0.8 million, or 0.9%, to $86.2 million compared to the three months ended June 30, 2024, due to a $12.5 million decrease in revenue from our dermatologic tests offset by a $11.7 million increase in revenue from our non-dermatologic tests.
The $12.5 million decrease in net revenues for our dermatologic tests was primarily attributable to our DecisionDx-SCC test, which was due to lower realized average selling price (“ASP”) and, to a lesser extent offset by higher test report volumes. The reduction in ASP was primarily driven by the loss of Medicare LCD coverage in April 2025. For the three months ended June 30, 2025 compared to the three months ended June 30, 2024, test report volumes for our DecisionDx-SCC test increased by 11%.
The $11.7 million increase in net revenues from our non-dermatologic tests was largely attributable to an increase in test report volumes for our TissueCypher Barrett’s Esophagus test. Increases in our TissueCypher Barrett’s Esophagus test report volumes reflect growth through our sales force efforts. Net revenue from our non-dermatologic tests as a percentage of total net revenue increased from 20.9% for the three months ended June 30, 2024 to 34.7% for the three months ended June 30, 2025.
Cost of Sales (exclusive of amortization of acquired intangible assets)
Cost of sales (exclusive of amortization of acquired intangible assets) for the three months ended June 30, 2025 increased by $3.1 million, or 21.4%, compared to the three months ended June 30, 2024, primarily due to higher personnel costs, higher lab services cost, and higher expenses for lab supplies. Increases in personnel costs reflect a higher headcount, due to additions made to support business growth in response to growing test report volumes, as well as merit and annual inflationary wage adjustment for existing employees. Higher expense for lab services and lab supplies also reflects higher test report volumes.
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

Gross Margin
Our gross margin percentage was 77.3% for the three months ended June 30, 2025, compared to 80.7% for the same period in 2024. The decrease was primarily due to lower ASP relating to our DecisionDx-SCC test and higher personnel costs and higher lab services expense.
Research and Development
Research and development expenses decreased by $1.3 million, or 9.5%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, and primarily reflects lower expense for clinical trials and slightly lower personnel costs.
We expect to continue incurring research and development expenses through our continued investments in our ongoing pipeline initiatives and as we seek opportunities to build evidentiary support and new tests where commercial opportunities exist.
Selling, General and Administrative
The following table provides a breakdown of SG&A expenses (in thousands):

	Three Months Ended June 30,
	2025	2024	Change

	(unaudited)
Sales and marketing	$35,123	$32,675	$2,448
General and administrative	22,942	18,413	4,529
Total selling, general and administrative expense	$58,065	$51,088	$6,977
Sales and marketing expenses increased by $2.4 million, or 7.5%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to higher organizational and business development activities cost and higher sales related travel expense. Stock-based compensation expense included in sales and marketing was $3.9 million for the three months ended June 30, 2025, compared to $4.8 million for the three months ended June 30, 2024.
General and administrative expenses increased by $4.5 million, or 24.6%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, and was primarily due to higher personnel costs and higher information technology related costs. Higher personnel cost reflects headcount expansions in our administrative support functions as well as merit and annual inflationary wage adjustment for existing employees. Stock-based compensation expense included in general and administrative expense was $3.5 million for the three months ended June 30, 2025, compared to $4.4 million for the three months ended June 30, 2024.
Amortization of Acquired Intangible Assets
Amortization expense decreased by approximately $0.3 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to our decision to discontinue the IDgenetix test, which resulted in full amortization of its remaining carrying value as of March 31, 2025.
Changes in Fair Value of Trading Securities
The change in fair value of trading securities increased by $1.2 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, and was entirely associated with our investments in equity securities where we had no such investments during the comparative period.
Income Tax Benefit
Our income tax benefit increased by approximately $3.6 million for the three months ended June 30, 2025, primarily due to the reduction of the valuation allowance previously recorded against our federal deferred tax assets. This release resulted in a credit to income tax expense and was based on new deferred tax liabilities recognized upon consolidating Capsulomics.
Stock-Based Compensation Expense
Stock-based compensation expense, which is allocated among cost of sales, research and development expense and SG&A expense totaled $11.2 million and $13.2 million for the three months ended June 30, 2025 and 2024, respectively. We expect stock-based compensation expense will continue to be material in future periods, attributable to both existing awards outstanding and anticipated additional grants to our current and future employees. As of June 30, 2025, we had 798 employees, compared to 703 as of June 30, 2024. As of June 30, 2025, the total unrecognized stock-based compensation cost related to outstanding awards was $80.5 million, which is expected to be recognized over a weighted-average period of 2.5 years.
Comparison of the Six Months Ended June 30, 2025 and 2024
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,		Change
	2025	2024

	(unaudited)
Net revenues	$174,176	$159,976	$14,200	8.9%
Operating expenses
Cost of sales (exclusive of amortization of acquired intangible assets)	34,009	28,413	5,596	19.7%
Research and development	25,375	27,945	(2,570)	(9.2)%
Selling, general and administrative	116,685	99,583	17,102	17.2%
Amortization of acquired intangible assets	30,286	4,494	25,792	573.9%
Total operating expenses, net	206,355	160,435	45,920	28.6%
Operating loss	(32,179)	(459)	(31,720)	NM
Interest income	6,043	6,140	(97)	(1.6)%
Changes in fair value of trading securities	(240)	—	(240)	NA
Interest expense	(38)	(284)	246	86.6%
(Loss) income before income taxes	(26,414)	5,397	(31,811)	(589.4)%
Income tax benefit	(5,089)	(989)	(4,100)	(414.6)%
Net (loss) income	$(21,325)	$6,386	$(27,711)	(433.9)%

NA = Not applicable
NM = Not meaningful

The following table indicates the amount of stock-based compensation expense (non-cash) reflected in the line items above (in thousands):

	Six Months Ended June 30,
	2025	2024	Change

	(unaudited)
Cost of sales (exclusive of amortization of acquired intangible assets)	$2,878	$2,715	$163
Research and development	3,857	5,266	(1,409)
Selling, general and administrative	15,652	17,873	(2,221)
Total stock-based compensation expense	$22,387	$25,854	$(3,467)

The following table provides a disaggregation of net revenues by type (in thousands):

	Six Months Ended June 30,
	2025	2024	Change

	(unaudited)
Dermatologic(1)	$119,259	$128,163	$(8,904)
Non-Dermatologic(2)	54,917	31,813	23,104
Total net revenues	$174,176	$159,976	$14,200

(1)Consists of DecisionDx-Melanoma, DecisionDx-SCC and our Diagnostic GEP offering.
(2)Consists of TissueCypher, DecisionDx-UM and IDgenetix.
The following table presents the calculation of gross margin (in thousands, except percentages):

	Six Months Ended June 30,
	2025	2024	Change

	(unaudited)
Net revenues	$174,176	$159,976	$14,200
Less: Cost of sales (exclusive of amortization of acquired intangible assets)	34,009	28,413	5,596
Less: Amortization of acquired intangible assets	30,286	4,494	25,792
Gross margin	$109,881	$127,069	$(17,188)
Gross margin percentage	63.1%	79.4%	(16.3)%
Net Revenues
Net revenues for the six months ended June 30, 2025 increased by $14.2 million, or 8.9%, to $174.2 million compared to the six months ended June 30, 2024, due to a $23.1 million increase in revenue from our non-dermatologic tests and a $8.9 million decrease in revenue from our dermatologic tests.
The $23.1 million increase in revenue from our non-dermatologic tests was largely attributable to a 102.2% increase in tests report volumes for our TissueCypher test, and, to a much lesser extent, a higher realized ASP. Increases in our TissueCypher test report volumes reflect growth through our sales force efforts. Net revenue from our non-dermatologic tests as a percentage of total net revenue increased from 19.9% for the six months ended June 30, 2024 to 31.5% for the six months ended June 30, 2025.
The $8.9 million decrease from our dermatologic tests was primarily due to a lower ASP for DecisionDx-SCC test, where we stopped receiving Medicare coverage as of April 24, 2025, offset by 16.3% increase in DecisionDx-SCC test report volumes, and a 3.5% increase in DecisionDx-Melanoma test report volumes.
Cost of Sales (exclusive of amortization of acquired intangible assets)
Cost of sales (exclusive of amortization of acquired intangible assets) for the six months ended June 30, 2025 increased by $5.6 million, or 19.7%, compared to the six months ended June 30, 2024, primarily due to higher personnel costs, higher lab services cost, and higher depreciation expense. Increases in personnel costs reflect a higher headcount, due to additions made to support business growth in response to growing test report volumes, as well as merit and annual inflationary wage adjustment for existing employees. The increase in lab services expense was driven by higher test report volumes, while the rise in depreciation expense reflects continued investment in and expansion of our laboratory facilities.
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

Gross Margin
Our gross margin percentage was 63.1% for the six months ended June 30, 2025, compared to 79.4% for the six months ended June 30, 2024. The decrease was primarily due to higher amortization from accelerating our IDgenetix test, higher personnel costs and higher depreciation expense.
Research and Development
Research and development expenses decreased by $2.6 million, or 9.2%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily reflecting lower clinical studies costs and slightly lower personnel costs.
We expect to continue incurring research and development expenses through our continued investments in our ongoing pipeline initiatives and as we seek opportunities to build evidentiary support and new tests where commercial opportunities exist.
Selling, General and Administrative
The following table provides a breakdown of SG&A expenses (in thousands):

	Six Months Ended June 30,
	2025	2024	Change

	(unaudited)
Sales and marketing	$71,931	$63,219	$8,712
General and administrative	44,754	36,364	8,390
Total selling, general and administrative expense	$116,685	$99,583	$17,102
Sales and marketing expenses increased by $8.7 million, or 13.8%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase is primarily due to higher expense incurred through organizational and business development activities, higher personnel costs, and higher sales related travel expenses. Increases in personnel costs reflect a higher headcount as well as merit and annual inflationary wage adjustment for existing employees. Higher test report volumes is a result of our continued investments in human capital for our sales organization. Stock-based compensation expense included in sales and marketing expense was $7.9 million for the six months ended June 30, 2025, compared to $9.5 million for the six months ended June 30, 2024.
General and administrative expenses increased by $8.4 million, or 23.1%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase is primarily due to higher personnel costs and higher information technology-related costs. Increases in personnel costs reflect headcount expansions in our administrative support functions as well as merit and annual inflationary wage adjustment for existing employees. Stock-based compensation expense included in general and administrative expense was $7.0 million for the six months ended June 30, 2025, compared to $8.4 million for the six months ended June 30, 2024.
Amortization of Acquired Intangible Assets
Amortization increased by approximately $25.8 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to our decision to discontinue the IDgenetix test offering beginning in May 2025. As a result of this decision, the Company revised the estimated useful life of the related developed technology intangible asset and fully amortized the remaining carrying value as of March 31, 2025.
Income Tax Benefit
Income tax benefit increased by approximately $4.1 million for the six months ended June 30, 2025 and was primarily due to a released portion of the valuation allowance previously recorded against our federal deferred tax assets. This release resulted in a credit to income tax expense and was based on new deferred tax liabilities recognized upon consolidating Capsulomics.
Stock-Based Compensation Expense
Stock-based compensation expense, which is allocated among cost of sales, research and development expense and SG&A expense, totaled $22.4 million for the six months ended June 30, 2025, compared to $25.9 million for the six months ended June 30, 2024. We expect material increases in stock-based compensation expense in future periods, attributable to both existing awards outstanding and anticipated additional grants to our current and future employees. As of June 30, 2025, we had 798 employees compared to 703 as of June 30, 2024. As of June 30, 2025, the total unrecognized stock-based compensation cost related to outstanding awards was $80.5 million, which is expected to be recognized over a weighted-average period of 2.5 years.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents, marketable investment securities, cash generated from the sale of our products and our line-of-credit under the 2024 Loan and Security Agreement, as amended (the “2024 LSA”). All of our marketable investment securities are considered investment grade, are readily available for use in current operations. As of June 30, 2025 and December 31, 2024, we had marketable investment securities of $193.7 million and $173.4 million, respectively. Additionally, as of June 30, 2025 and December 31, 2024, we had cash and cash equivalents of $82.2 million and $119.7 million, respectively. Furthermore, on April 4, 2025, we amended the 2024 LSA to modify certain terms, including the extension of the draw period from March 31, 2025 to September 30, 2025 for our line of credit. As of June 30, 2025, we had a $25.0 million credit-line available under the 2024 LSA.
Our liquidity has been primarily derived from the revenue generated from the sale of our products. We believe that our existing cash and cash equivalents, marketable investment securities and anticipated cash generated from sales of our products will be sufficient to fund our operations for at least the next 12 months. However, we have based these estimates on assumptions that may prove to be wrong, and could result in us depleting our capital resources sooner than expected.
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
In July 2023, we entered into a definitive agreement to purchase a plot of land located in Friendswood, Texas for a purchase price of $7.6 million, subject to certain adjustments, for the purpose of developing a commercial office building where our future corporate headquarters will be located. In February 2024, we closed on the purchase of the land for cash consideration of $7.2 million. The development project will include a four-story building, which will encompass approximately 80,000 square feet of Class A office space. Construction began in May 2024 and is expected to continue through early 2026, at which time the building is expected to be ready for occupancy and use. Over the duration of this project, we expect to make significant capital expenditures in the form of payments to the developer under a percentage of completion basis. As of June 30, 2025, the development project is expected to cost a total of approximately $44.2 million. During the three and six months ended June 30, 2025, we incurred total capital spent of $8.8 million and $14.0 million, respectively, related to this development project. We intend to use the proceeds from the 2024 Term Loan, (as defined below), the 2024 Credit Line and our existing cash and cash equivalents to pay for this project.
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
Long-Term Debt
Our long-term debt is presented in the table below (in thousands):

	June 30, 2025	December 31, 2024
	(unaudited)
Term debt	$10,200	$10,200
Unamortized discount	(160)	(177)
Total debt, net	10,040	10,023
Less: Current portion of long-term debt	(1,944)	(278)
Total long-term debt	$8,096	$9,745
2024 Loan and Security Agreement
On March 26, 2024 (the ‘‘Closing Date’’), we entered into the ‘2024 LSA, as amended on April 4, 2025, by and between the Company, its wholly owned subsidiary, Castle Narnia Real Estate Holding 1, LLC and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (the “Lender’’). The 2024 LSA provides for (i) on the Closing Date, $10.0 million aggregate principal amount of Term Loans (the “2024 Term Loan,” as more fully discussed in the “2024 Term Loan” section below), and (ii) from the Closing Date until September 30, 2025, an additional line of credit of $25.0 million with the same interest rate and maturity as the term debt available (the “2024 Credit Line,” as more fully discussed in ‘‘2024 Credit Line’’ below) at our option.
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

In addition, the 2024 LSA contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be liable for immediate repayment of all obligations under the 2024 LSA. Should we seek to further amend the terms of the 2024 LSA, the consent of the Lender would be required. As of June 30, 2025, we were in compliance with these covenants.
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
On April 4, 2025, the Company entered into a Consent and First Amendment (the “Amendment”) with the
Lender. The Amendment modified certain terms of the 2024 LSA, including the extension of the draw period from March 31, 2025 to September 30, 2025 for our line of credit.
2024 Term Loan
On the Closing Date, we drew $10.0 million in Term Loans under the terms and provisions of the 2024 LSA. We are obligated to make a final payment of $0.2 million under the terms of the 2024 LSA final payment provisions. A discount on debt equal to this obligation was recorded on the draw date and is being amortized as additional interest expense using the effective interest method over the term of the debt. As of June 30, 2025, the effective interest rate for all outstanding debt under the 2024 Term Loan was 8.19%.
2024 Credit Line
We have a $25.0 million line of credit under the terms and provisions of the 2024 LSA and the Amendment available from the Closing Date until September 30, 2025. Amounts repaid under the 2024 Credit Line may not be reborrowed. As of June 30, 2025, no draws had been made on the 2024 Credit Line.
Leases
We have entered into various operating and finance leases, which are primarily associated with our laboratory facilities and office space.
Total undiscounted future minimum payment obligations under our operating leases and finance leases as of June 30, 2025 totaled approximately $41.5 million, of which $1.6 million is payable through the remainder of 2025 and $39.9 million is payable through early 2037. The leases expire on various dates through 2034 and provide certain options to renew for additional periods.
We expect our lease obligations may increase in the future as we expand our facilities, operations and headcount in support of the anticipated growth in our portfolio of commercial products and pipeline tests.
Cash Flows
The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024

	(unaudited)
Net cash provided by operating activities	$14,785	$17,163
Net cash used in investing activities	(50,809)	(41,118)
Net cash (used in) provided by financing activities	(1,452)	10,686
Net change in cash and cash equivalents	(37,476)	(13,269)
Cash and cash equivalents, beginning of period	119,709	98,841
Cash and cash equivalents, end of period	$82,233	$85,572

Operating Activities
Net cash provided by operating activities was $14.8 million for the six months ended June 30, 2025, and was primarily attributable to depreciation and amortization of $33.2 million, non-cash stock-based compensation expense of $22.4 million, and increases in accounts payable of $1.7 million, partially offset by net loss of $21.3 million, decreases in accrued compensation of $7.6 million, deferred income taxes of $5.4 million, increases in prepaid expenses and other current assets of $4.7 million, accretion of discounts on marketable investment securities of $2.6 million, and increases in accounts receivable of $1.3 million.
Net cash provided by operating activities was $17.2 million for the six months ended June 30, 2024, and was primarily attributable to non-cash stock-based compensation expense of $25.9 million, depreciation and amortization of $6.7 million, and net income of $6.4 million, partially offset by decreases in accrued compensation of $7.7 million, increases in accounts receivable of $7.6 million, accretion of discounts on marketable investment securities of $3.4 million, decreases in accounts payable of $1.7 million and deferred income taxes of $1.5 million.
The $2.4 million decrease in cash provided by operating activities for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily due to increases in operating expenditures, partially offset by increases in collections from customers attributable to higher net revenues. The cash provided during the six months ended June 30, 2025 also reflects the payment of annual cash bonuses to our employees and certain health care benefit payments totaling $22.5 million, which are not expected to recur in the remainder of 2025. By comparison, we paid $20.8 million for similar items during the first half of 2024.
Investing Activities
Net cash used in investing activities was $50.8 million for the six months ended June 30, 2025 and consisted primarily of purchases of marketable investment securities of $92.8 million, our asset acquisition of Capsulomics for $18.7 million, purchases of property and equipment of $14.0 million and purchases of debt securities classified as held-to-market of $5.6 million, partially offset by the maturity of marketable investment securities of $80.3 million.
Net cash used in investing activities was $41.1 million for the six months ended June 30, 2024 and consisted primarily of purchases of marketable investment securities of $113.2 million and purchases of property and equipment of $14.4 million, partially offset by the maturity of marketable investment securities of $86.5 million.
The $9.7 million increase in cash used in investing activities for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily due to our acquisition of Capsulomics for $18.7 million, which includes both the cash consideration and direct transaction costs, $6.2 million fewer proceeds from maturing marketable investment securities, partially offset by $14.8 million fewer purchases of such securities.
Financing Activities
Net cash used in financing activities was $1.5 million for the six months ended June 30, 2025, and consisted primarily of the $3.1 million payment of employee taxes attributable to the vesting of Restricted Stock Units (“RSUs”), partially offset by the $1.5 million of proceeds from contributions to our 2019 Employee Stock Purchase Plan (the “ESPP”) and $0.2 million of proceeds from lease incentives received .
Net cash provided by financing activities was $10.7 million for the six months ended June 30, 2024, and consisted primarily of $10.0 million of proceeds from issuance of long-term debt and $1.7 million of proceeds from contributions to our ESPP, partially offset by the $1.1 million payment of employee taxes attributable to the vesting of RSUs.
Critical Accounting Estimates
During the six months ended June 30, 2025, there were no significant changes to the information discussed under “Critical Accounting Estimates” included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2024 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates fluctuations. We had cash and cash equivalents of $82.2 million as of June 30, 2025, which include bank deposits and money market funds. We had marketable investment securities of $193.7 million as of June 30, 2025, which include U.S. government securities. Due to the nature of these instruments, we believe that we have no material exposure to interest rate risk.
We had a term debt of $10.0 million as of June 30, 2025, consisting of an outstanding term loan which bears interest at a floating rate that fluctuates with the WSJ Prime Rate, subject to an interest rate floor of 6.00%.
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
Equity Price Risk
As of June 30, 2025, we had equity securities with a total fair value of $3.3 million. A hypothetical 10% decrease in the market price of our trading securities as of June 30, 2025 would decrease the fair value by approximately $0.3 million. These securities are subject to a wide variety and number of market-related risks that could substantially reduce or increase the fair value of our holdings.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Since our inception, we have had a history of net losses. For the year ended December 31, 2024, we had net income of $18.2 million, and as of December 31, 2024, we had an accumulated deficit of $200.1 million. For the six months ended June 30, 2025, we had net income of $4.5 million, and as of June 30, 2025, we had an accumulated deficit of $221.5 million. We cannot predict if we will continue to achieve profitability in the future. We may incur losses in the future as we plan to invest significant additional funds toward the expansion of our commercial organization, the conduct of clinical utility and validity studies to support adoption of our products and the development or acquisition of additional products. We also expect increases in our stock-based compensation expense in future periods due to additional awards outstanding, attributable to increased headcount. Additionally, our performance could be affected by the impacts of geopolitical and macroeconomic developments, such as the invasion of Ukraine by Russia and related sanctions, the ongoing conflicts in the Middle East, economic slowdowns, labor shortages, recessions or market corrections, supply chain disruptions, inflation and monetary policy shifts, bank failures or other disruptions in the banking system or financing markets, rising interest rates and tightening of credit markets resulting from the conflict or other evolving macroeconomic developments. Due to the requirements associated with being a public company, we expect to continue incurring significant additional legal, accounting and other expenses. We also expect that any acquisitions of businesses, assets, products or technologies will increase our expenses. These increased expenses will make it harder for us to achieve future profitability or generate positive cash flows. Furthermore, our revenues from our DecisionDx-SCC test represented a significant portion of our 2024 revenues, but that is not expected to be the case for our 2025 operating results. See “—Risks Related to Our Business—Our revenue currently depends primarily on sales from our DecisionDx-Melanoma, DecisionDx-SCC and TissueCypher tests, and we will need to generate sufficient revenue from these products and other products to grow our business.” We may also incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in the 2024 10-K, adoption of our products, coverage of and reimbursement rates for our products from third-party payors, and future research and development activities. Our failure to achieve profitability in the future could cause the market price of our common stock to decline and make it more difficult or costly for us to raise additional capital.
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
Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse macroeconomic developments. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including public health crises, geopolitical and macroeconomic developments, such as the ongoing conflicts in the Middle East and the ongoing conflict between Ukraine and Russia and related sanctions, economic slowdowns, labor shortages, recessions or market corrections, supply chain disruptions, inflation and monetary policy shifts, liquidity concerns, at, and failures of, banks and other financial institutions or other disruptions in the banking system or financial markets, rising interest rates and tightening of credit markets resulting from the conflict or other evolving macroeconomic developments, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, changes in trade and tariff policies, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our collaborators, our manufacturers and our suppliers operate.
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
Additionally, financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. In response to the invasion, the United States, UK and European Union, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability and/or supply chain continuity in both Europe and globally, and has introduced significant uncertainty into global markets. In particular, the Russia-Ukraine conflict has contributed to rapidly rising costs of living (driven largely by higher energy prices) in Europe and other advanced economies. More recently, the escalation of hostilities between Iran and Israel has introduced additional geopolitical instability and uncertainty, particularly in the Middle East. This conflict has the potential to disrupt global energy supplies, impact shipping routes, and lead to broader regional or international involvement, further straining global supply chains and financial markets. Further, a weak or declining economy could strain our suppliers, manufacturers and collaborators, possibly resulting in additional supply disruption for our product candidates. As a result, our business and results of operations may be adversely affected by the ongoing conflict between Ukraine and Russia and escalating tensions between Iran and Israel, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict. If economic conditions in Europe, the Middle East, or other key markets for our business and the business of our suppliers, manufacturers and collaborators remain uncertain or deteriorate further, we could experience adverse effects on our business, financial condition, results of operations or cash flows.
Risks Related to Reimbursement and Government Regulation
Our products are currently marketed as LDTs, and any changes in regulations or the FDA’s enforcement discretion for LDTs, or violations of regulations by us, could adversely affect our business, prospects, results of operations or financial condition.
The diagnostics industry is highly regulated, and we cannot assure you that the regulatory environment in which we operate will not change significantly and adversely in the future. In many instances, there are no significant regulatory or judicial interpretations of these laws and regulations. Although the FDA has statutory authority to provide reasonable assurance that medical devices are safe and effective for their intended uses, the FDA has generally exercised its enforcement discretion and not enforced applicable regulations with respect to in vitro diagnostics (“IVDs”) that are intended for clinical use and are designed, manufactured and used within a single laboratory that is certified under Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) and meets the regulatory requirements under CLIA to perform high-complexity testing. These tests are referred to as LDTs. We currently market our products as LDTs.
On May 6, 2024, the FDA published a final rule on the regulation of LDTs, which amends the FDA regulations under 21 CFR Part 809 to make explicit that LDTs are IVDs and are regulated as devices under the FD&C Act. Under this final rule, the FDA issued a policy to phaseout, over the course of four years, its general enforcement discretion approach to LDTs and also issued targeted enforcement discretion policies for certain categories of LDTs, including LDTs marketed as of the date of publication of the final rule on May 6, 2024, as well as LDTs that have received approval from the NYSDOH. On March 31, 2025, the United States District Court for the Eastern District of Texas vacated the FDA's LDT final rule. The U.S. government did not appeal the ruling, and the deadline to do so has passed; therefore, the court’s decision stands.
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
On May 6, 2024, the FDA published a final rule which amends 21 CFR Part 809 to make explicit that LDTs are IVDs and are regulated as devices under the FD&C Act. In conjunction with this final rule, the FDA issued a policy to phaseout, over the course of four years, its general enforcement discretion approach for LDTs so that IVDs manufactured by a laboratory would generally fall under the same enforcement approach as other IVDs. On March 31, 2025, the United States District Court for the Eastern District of Texas vacated the FDA's LDT final rule. The U.S. government did not appeal the ruling, and the deadline to do so has passed; therefore, the court’s decision stands.

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
We also anticipate further growth in our business operations. For example, since December 2021, we have completed the acquisitions of Cernostics, AltheaDx, and Capsulomics. These acquisitions and other future growth could create strain on our organizational, administrative and operational infrastructure, including laboratory operations, quality control, customer service and sales organization management. We expect to continue increasing our headcount and hire more specialized personnel in the future as we grow our business and expand our product offerings. We will need to continue to hire, train and manage additional qualified scientists, laboratory personnel, client and account services personnel, and sales and marketing staff and improve and maintain our technology to effectively manage our growth. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees or if we are not successful in retaining our existing employees, our business may be harmed.
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
After completing our initial launch of the IDgenetix test in 2022, we commenced measured commercial investments to grow this business line through sales force and territory expansions. These efforts continued into late 2024; however, operational results did not meet prior expectations. Consequently, in late 2024, we revised our commercial strategy for the IDgenetix test, reallocating resources to inside sales and non-personal promotions. In December 2024, we observed month-to-month decreases in IDgenetix test reports, which persisted through year-end. In May 2025, after careful further assessment, we discontinued the test.

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
From time to time, we may consider strategic opportunities and engage in transactions such as acquisitions of businesses, assets, products or technologies, as well as technology licenses or investments in complementary businesses. For example, in December 2021, April 2022, and May 2025 we completed the acquisitions of Cernostics, AltheaDx, and Capsulomics, respectively. These and any other strategic acquisition transactions may entail numerous operational and financial risks, including:
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
Any acquisition, integration or expansion of our business may cause actual results to differ materially from our plans and expectations. Further, there are inherent execution and business risks associated with managing the integration and growth objectives of more than one acquisition, integration, and growth strategy at the same time and such circumstances may have the effect of heightening the operational and financial risks related to acquisitions noted above and the other risks described in this “Risk Factors” section.
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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. Legislation referred to as the One Big Beautiful Bill Act (the “OBBBA”) enacted in 2025, the Inflation Reduction Act enacted in 2022, the Coronavirus Aid, Relief, and Economic Security Act enacted in 2020, and the Tax Cuts and Jobs Act (“TCJA”) enacted in 2017 made many significant changes to the U.S. tax laws. For example, for tax years beginning after December 31, 2024, the OBBBA restores the tax deductibility of domestic research and development expenses in the year incurred, which expenses had been required under the TCJA to be capitalized and subsequently amortized over five years. The OBBBA did not change the tax treatment of expenses incurred in research and development activities conducted outside the United States, which expenses continue to be required to be capitalized and amortized over 15 years. We are evaluating the potential impacts this and other changes under the OBBBA may have on our business. Future Further guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation or sunset in future years. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.
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
Since the effective date of our registration statement through June 30, 2025, we have not used any of the net proceeds from the IPO. Pending such uses, we have invested, and plan to continue to invest, the balance of the net proceeds from the IPO in cash and cash equivalent securities or highly liquid investment securities.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On May 8, 2025, Derek Maetzold, our Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 48,204 shares of our common stock and up to 100% of the shares of our common stock issued upon the settlement of 48,919 outstanding RSUs, less the number of shares withheld to cover tax withholding obligations in connection with the vesting and settlement of such RSUs. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is estimated to be from August 14, 2025 until the earlier of all transaction under the trading arrangement being completed or February 13, 2026.
No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Regulation S-K Item 408, for the three months ended June 30, 2025.

Item 6. Exhibits.

Exhibit Number	Description of document
3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2025.
3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2019.
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

10.1#+
Consent and First Amendment to the Loan and Security Agreement, dated April 4, 2025, by and among the Registrant, Castle Narnia Way Real Estate Holding 1, LLC and Silicon Valley Bank incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2025

10.2
Third Amendment to Commercial Lease, executed April 14, 2025, by and between the Registrant and Tannos Land Holdings III, LLC incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2025

10.3*	Office Lease Agreement dated May 14, 2025, by and between the Registrant and Perimeter Gateway Portfolio LLC.
10.4*^	Non-Employee Director Compensation Policy, as amended effective May 22, 2025.
10.5*^	Amended Participation Agreement, dated June 20, 2025 by and between the Registrant and Frank Stokes.
10.6*^	Amended Participation Agreement, dated June 20, 2025 by and between the Registrant and Toby Juvenal.
10.7*^	Amended Participation Agreement, dated June 20, 2025 by and between the Registrant and Kristen Oelschlager.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).
_____________________________________
*    Filed herewith
**    Furnished herewith
^    Indicates management contract or compensatory plan.
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

CASTLE BIOSCIENCES, INC.

Date:	August 4, 2025	By:	/s/ Derek J. Maetzold
Derek J. Maetzold President and Chief Executive Officer (Principal Executive Officer)

Date:	August 4, 2025	By:	/s/ Frank Stokes
Frank Stokes Chief Financial Officer (Principal Financial and Accounting Officer)