Form 10-Q
period 2025-09-30
CASTLE BIOSCIENCES INC
filed 2025-11-03
CIK 1447362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of October 27, 2025, there were 29,188,659 shares of common stock, $0.001 par value per share, issued and outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$85,556	$119,709
Marketable investment securities	201,986	173,421
Accounts receivable, net	49,482	51,218
Inventory	8,650	8,135
Prepaid expenses and other current assets	11,895	7,671
Total current assets	357,569	360,154
Long-term accounts receivable, net	2,050	918
Property and equipment, net	84,885	51,122
Operating lease assets	15,151	11,584
Goodwill and other intangible assets, net	101,849	106,229
Other assets – long-term	1,282	1,228
Total assets	$562,786	$531,235
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$12,211	$6,901
Accrued compensation	31,763	32,555
Contingent consideration	1,000	—
Operating lease liabilities	1,449	1,665
Current portion of long-term debt	—	278
Other accrued and current liabilities	8,885	7,993
Total current liabilities	55,308	49,392
Long-term debt	10,049	9,745
Noncurrent portion of contingent consideration	1,500	—
Noncurrent operating lease liabilities	25,302	14,345
Noncurrent finance lease liabilities	339	311
Deferred tax liability	3,242	1,607
Total liabilities	95,740	75,400
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized as of September 30, 2025 and December 31, 2024; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 29,161,863 and 28,483,195 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	29	28
Additional paid-in capital	688,729	655,703
Accumulated deficit	(221,952)	(200,126)
Accumulated other comprehensive income	240	230
Total stockholders’ equity	467,046	455,835
Total liabilities and stockholders’ equity	$562,786	$531,235
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NET REVENUES	$83,043	$85,782	$257,219	$245,758
OPERATING EXPENSES
Cost of sales (exclusive of amortization of acquired intangible assets)	18,704	15,609	52,713	44,022
Research and development	12,960	12,323	38,335	40,268
Selling, general and administrative	55,907	50,499	172,592	150,082
Amortization of acquired intangible assets	2,276	2,272	32,562	6,766
Total operating expenses, net	89,847	80,703	296,202	241,138
Operating (loss) income	(6,804)	5,079	(38,983)	4,620
Interest income	2,833	3,404	8,876	9,544
Changes in fair value of equity securities	3,561	—	3,321	—
Interest expense	(24)	(201)	(62)	(485)
Other expense	48	—	48	—
(Loss) income before income taxes	(386)	8,282	(26,800)	13,679
Income tax expense (benefit)	115	6,013	(4,974)	5,024
Net (loss) income	$(501)	$2,269	$(21,826)	$8,655

Earnings (loss) per share:
Basic	$(0.02)	$0.08	$(0.76)	$0.31
Diluted	$(0.02)	$0.08	$(0.76)	$0.30

Weighted-average shares outstanding:
Basic	29,073	27,840	28,868	27,659
Diluted	29,073	29,401	28,868	28,838

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(501)	$2,269	$(21,826)	$8,655
Other comprehensive income:
Net unrealized gain on marketable investment securities	201	645	10	337
Comprehensive (loss) income	$(300)	$2,914	$(21,816)	$8,992
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2024	27,410,532	$27	$609,477	$(218,371)	$136	$391,269
Stock-based compensation expense	—	—	12,675	—	—	12,675
Exercise of common stock options	19,066	—	65	—	—	65
Issuance of common stock from vested restricted stock units and payment of employees’ taxes	44,830	—	(474)	—	—	(474)
Issuance of common stock under the employee stock purchase plan	111,241	1	1,707	—	—	1,708
Net unrealized loss on marketable investment securities	—	—	—	—	(247)	(247)
Net loss	—	—	—	(2,534)	—	(2,534)
BALANCE, MARCH 31, 2024	27,585,669	$28	$623,450	$(220,905)	$(111)	$402,462
Stock-based compensation expense	—	—	13,179	—	—	13,179
Exercise of common stock options	1,779	—	8	—	—	8
Issuance of common stock from vested restricted stock units and payment of employees’ taxes	123,576	—	(615)	—	—	(615)
Net unrealized loss on marketable investment securities	—	—	—	—	(61)	(61)
Net income	—	—	—	8,920	—	8,920
BALANCE, JUNE 30, 2024	27,711,024	$28	$636,022	$(211,985)	$(172)	$423,893
Stock-based compensation expense	—	—	13,027	—	—	13,027
Exercise of common stock options	90,378	—	1,571	—	—	1,571
Issuance of common stock from vested restricted stock units, performance stock units and payment of employees’ taxes	117,959	—	(1,294)	—	—	(1,294)
Issuance of common stock under the employee stock purchase plan	56,447	—	944	—	—	944
Net unrealized gain on marketable investment securities	—	—	—	—	645	645
Net income	—	—	—	2,269	—	2,269
BALANCE, SEPTEMBER 30, 2024	27,975,808	$28	$650,270	$(209,716)	$473	$441,055

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2025	28,483,195	$28	$655,703	$(200,126)	$230	$455,835
Stock-based compensation expense	—	—	11,179	—	—	11,179
Exercise of common stock options	6,331	—	18	—	—	18
Issuance of common stock from vested restricted stock units and payment of employees’ taxes	251,970	1	(2,517)	—	—	(2,516)
Issuance of common stock under the employee stock purchase plan	103,441	—	1,737	—	—	1,737
Net unrealized loss on marketable investment securities	—	—	—	—	(99)	(99)
Net loss	—	—	—	(25,848)	—	(25,848)
BALANCE, MARCH 31, 2025	28,844,937	$29	$666,120	$(225,974)	$131	$440,306
Stock-based compensation expense	—	—	11,208	—	—	11,208
Exercise of common stock options	10,664	—	19	—	—	19
Issuance of common stock from vested restricted stock units and payment of employees’ taxes	125,550	—	(588)	—	—	(588)
Net unrealized loss on marketable investment securities	—	—	—	—	(92)	(92)
Net income	—	—	—	4,523	—	4,523
BALANCE, JUNE 30, 2025	28,981,151	$29	$676,759	$(221,451)	$39	$455,376
Stock-based compensation expense	—	—	12,100	—	—	12,100
Exercise of common stock options	4,000	—	77	—	—	77
Issuance of common stock from vested restricted stock units, performance stock units and payment of employees’ taxes	119,255	—	(1,185)	—	—	(1,185)
Issuance of common stock under the employee stock purchase plan	57,457	—	978	—	—	978
Net unrealized gain on marketable investment securities	—	—	—	—	201	201
Net loss	—	—	—	(501)	—	(501)
BALANCE, SEPTEMBER 30, 2025	29,161,863	$29	$688,729	$(221,952)	$240	$467,046
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net (loss) income	$(21,826)	$8,655
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	36,994	10,229
Stock-based compensation expense	34,487	38,881
Change in fair value of equity securities	(3,321)	—
Deferred income taxes	(5,321)	3,708
Accretion of discounts on marketable investment securities	(3,511)	(5,072)
Other	282	208
Change in operating assets and liabilities:
Accounts receivable	604	(11,874)
Prepaid expenses and other current assets	(4,535)	(1,679)
Inventory	(538)	1,370
Operating lease assets	1,016	1,002
Other assets	(54)	(35)
Accounts payable	3,095	(3,802)
Operating lease liabilities	(1,066)	(863)
Accrued compensation	(792)	(1,273)
Other accrued and current liabilities	1,902	1,046
Net cash provided by operating activities	37,416	40,501

INVESTING ACTIVITIES
Purchases of marketable investment securities	(151,306)	(158,409)
Proceeds from maturities of marketable investment securities	135,200	123,250
Purchases of debt securities classified as held-to-maturity	(5,569)	—
Asset acquisition, net of cash and cash equivalents acquired	(18,726)	—
Purchases of property and equipment	(28,837)	(20,759)
Proceeds from sale of property and equipment	40	11
Net cash used in investing activities	(69,198)	(55,907)

FINANCING ACTIVITIES
Proceeds from exercise of common stock options	114	1,644
Payment of employees’ taxes on vested restricted stock units	(4,289)	(2,383)
Proceeds from contributions to the employee stock purchase plan	1,702	2,334
Repayment of principal portion of finance lease liabilities	(88)	(71)
Proceeds from lease incentives received	190	—
Proceeds from issuance of term debt	—	10,000
Net cash (used in) provided by financing activities	(2,371)	11,524

NET CHANGE IN CASH AND CASH EQUIVALENTS	(34,153)	(3,882)
Beginning of period	119,709	98,841
End of period	$85,556	$94,959
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Asset acquisition, liability for contingent consideration	$2,500	$—
Accrued purchases of property and equipment	$4,446	$1,570
Operating lease assets obtained in exchange for lease obligations	$4,687	$607
Decrease in operating lease assets with corresponding change in lease liabilities	$(104)	$(7)
Finance lease assets obtained in exchange for lease obligations	$119	$166
Property and equipment acquired with tenant improvement allowance	$7,224	$1,389
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization and Description of Business
Castle Biosciences, Inc. (the “Company,” “we,” “us” or “our”) was incorporated in the state of Delaware on September 12, 2007. We are a commercial-stage diagnostics company focused on providing clinicians and their patients with personalized, clinically actionable information to inform treatment decisions and improve health outcomes. We are based in Friendswood, Texas (a suburb of Houston, Texas) and our laboratory operations are conducted at our facilities located in Phoenix, Arizona and Pittsburgh, Pennsylvania.
2. Summary of Significant Accounting Policies
Basis of Presentation
Our unaudited condensed consolidated financial statements include the accounts of Castle Biosciences, Inc. and our wholly owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP’’). All intercompany accounts and transactions have been eliminated in consolidation.
We have a history of recurring net losses and negative cash flows and as of September 30, 2025, we had an accumulated deficit of $222.0 million. We believe our $85.6 million of cash and cash equivalents and $202.0 million of marketable investment securities as of September 30, 2025, and anticipated revenue from our test reports, will be sufficient to meet our cash requirements through at least the 12-month period following the date that these unaudited condensed consolidated financial statements were issued.
Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheet as of September 30, 2025; the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive (loss) income and the condensed consolidated statements of stockholders’ equity, each for the three and nine months ended September 30, 2025 and 2024; and the condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our consolidated financial position as of September 30, 2025, the results of our consolidated operations for the three and nine months ended September 30, 2025 and 2024 and our consolidated cash flows for the nine months ended September 30, 2025 and 2024. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2025 and 2024 are also unaudited. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. The balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on February 27, 2025.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates include revenue recognition, the valuation of stock-based compensation, assessing future tax exposure and the realizability of deferred tax assets, the useful lives and recoverability of long-lived assets, the goodwill impairment test, the valuation of acquired intangible assets, the valuation of contingent consideration, and other contingent liabilities. We base these estimates on historical and anticipated results, trends, and various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and assumptions.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Segment Reporting
Operating segments are components of an enterprise engaging in business activities from which it may recognize revenues and incur expenses, where discrete financial information is available, and where its operating results are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and to assess its performance. A CODM may be an individual or a decision-making group. A reportable segment consists of one or more operating segments. For additional information on our segment reporting, see Note 15.
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
Marketable Investment Securities
Our marketable investment securities are comprised of debt and equity securities. All debt securities are recognized in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (‘‘ASC’’) Topic 320, Investments-Debt Securities (“ASC 320”). Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such determination at each balance sheet date. Debt securities that are classified as available-for-sale (“AFS”) are recorded at fair value in accordance with ASC 320. We recognize the unrealized gains and losses related to changes in fair value as a separate component of accumulated other comprehensive income within total stockholders’ equity, net of any related deferred income tax effects, on the condensed consolidated balance sheets. Debt securities that are classified as held-to-maturity (“HTM”) are reported at amortized cost in accordance with ASC 320. Premiums or discounts from par value are amortized to interest income over the life of the underlying investment and are included in interest income in the condensed consolidated statements of operations. Realized gains and losses on AFS and HTM debt securities, if any, are calculated at the individual security level and included in interest income in the condensed consolidated statements of operations. Impairments of AFS or HTM debt securities, if any, are recorded in the condensed consolidated statements of operations. See Notes 5 and 11 for further details.
Our equity securities consist of investments in shares of common stock which are listed and traded on the Nasdaq Global Market and certain foreign exchanges. All equity securities are recognized in accordance with ASC Topic 321, Investments-Equity Securities (“ASC 321”) and reported at their readily determinable fair values based on quoted market prices where changes in fair value are included in changes in fair value of equity securities in the condensed consolidated statements of operations. For investments denominated in a foreign currency, the fair value is remeasured into U.S. dollars using exchange rates in effect at each balance sheet date in accordance with ASC Topic 830, Foreign Currency Matters. As a result, changes in fair value include the effects of both market price movements and foreign currency exchange rate fluctuations. All changes in a marketable security’s fair value are reported in earnings as they occur, and the sale of our equity securities does not necessarily give rise to a significant gain or loss. Investments in equity securities are classified as either current or long-term depending upon management’s intentions. We updated our terminology to refer to these investments as equity securities rather than trading securities to align with the terminology in ASC 321. See Notes 5 and 11 for further details.

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
Contingent consideration is classified as current or noncurrent in the condensed consolidated balance sheets based on the contractual timing of future settlement.
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
Collaborative Arrangements
We assess whether our licensing and other agreements are collaborative arrangements based on whether they involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. For arrangements that we determine are collaborations, we identify each unit of account and then determine whether a customer relationship exists for that unit of account. If we determine that a performance obligation within the collaborative arrangement is with a customer, we apply ASC 606.
If a portion of a distinct bundle of goods or services within the collaborative arrangement is not with a customer, we apply recognition and measurement based on an analogy to authoritative accounting literature or, if there is no appropriate analogy, a reasonable, rational, and consistently applied accounting policy election. To the extent the arrangement is within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”), we assess whether aspects of the arrangement are within the scope of other accounting literature.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
In June 2025, we entered into a Collaboration and License Agreement with SciBase Holding AB (“SciBase”). Following approval under the Swedish Screening of Foreign Direct Investments Act in the third quarter of 2025, subsequent to approval, we completed our investment in SciBase. The agreement aims to jointly develop diagnostic tests for dermatologic diseases, initially focused on atopic dermatitis, by combining SciBase’s Electrical Impedance Spectroscopy technology with our diagnostic and development expertise. Under the arrangement, we hold development and commercialization rights in North America, while SciBase retains rights in certain other territories. SciBase is entitled to royalties on our product sales, a mark-up on product sales to us, and a milestone payment upon achieving specified sales thresholds. Development costs are shared; however, SciBase deferred its initial clinical development costs for the initial indication and we will recover those costs through future royalty payments reductions.
We determined the agreement is a collaborative arrangement under ASC 808. Certain elements of the arrangement, including license rights and sales-based royalty provisions, represent transactions with a customer and are therefore accounted for under ASC 606. Other elements, such as shared development activities and cost reimbursements, are accounted for in accordance with ASC 808 and presented as reductions to research and development (“R&D”) expenses.
Accounts Receivable and Allowance for Credit Losses
We classify accounts receivable balances that are expected to be paid more than one year from the condensed consolidated balance sheet date as noncurrent assets. The estimated timing of payment utilized as a basis for classification as noncurrent is determined by analyses of historical payor-specific payment experience, adjusted for known factors that are expected to change the timing of future payments.
We accrue an allowance for credit losses against our accounts receivable based on management’s current estimate of amounts that will not be collected. Management’s estimates are typically based on historical loss information adjusted for current conditions. We generally do not perform evaluations of customers’ financial condition and generally do not require collateral. Historically, our credit losses have not been significant. The allowance for credit losses was zero as of September 30, 2025 and December 31, 2024. Adjustments for implicit price concessions attributable to variable consideration, as discussed below, are incorporated into the measurement of the accounts receivable balances and are not part of the allowance for credit losses.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally between five and ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the lease. Our leasehold improvements primarily relate to our office and laboratory facilities located in Friendswood, Texas, Phoenix, Arizona and Pittsburgh, Pennsylvania, and are generally depreciated over the remaining lease terms, which end in 2026, 2034 and 2033, respectively. Maintenance and repairs are charged to expense as incurred, and material improvements are capitalized. Interest costs incurred during the construction of major capital projects are capitalized until the underlying asset is ready for its intended use, at which point the capitalized interest costs are amortized using the straight-line method over the estimated useful life of the underlying asset. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the condensed consolidated balance sheet and any resulting gain or loss is reflected in the condensed consolidated statements of operations in the period realized.
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

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Goodwill is tested for impairment at the reporting unit level where goodwill is held. Testing begins with completion of an optional qualitative assessment. If the qualitative assessment suggests that impairment is more likely than not, quantitative testing is conducted. If the qualitative assessment is bypassed, we proceed directly to quantitative testing. Quantitative testing consists of comparing the carrying value of goodwill to its estimated fair value. Impairment of goodwill is the condition that exists when the carrying value exceeds its fair value. Amounts by which carrying value exceed fair value, up to the total amount of goodwill allocated to the reporting unit, are recognized as an impairment loss in the condensed consolidated statements of operations.
Accrued Compensation
We accrue for liabilities under discretionary employee and executive bonus plans. Our estimated compensation liabilities are based on progress against corporate objectives approved by our board of directors, compensation levels of eligible individuals and target bonus percentage levels. Our board of directors reviews and evaluates the performance against these objectives and ultimately determines the actual achievement levels attained. We also accrue for liabilities under employee sales incentive bonus plans with accruals based on performance achieved to date compared to established targets. As of September 30, 2025 and December 31, 2024, we accrued approximately $21.8 million and $23.3 million, respectively, for liabilities associated with these bonus plans. These amounts are classified as current accrued liabilities in the condensed consolidated balance sheets based on the expected timing of payment.
Stock-Based Compensation
Stock-based compensation expense for equity instruments is measured based on the grant-date fair value of the awards. For stock option awards, and purchase rights made under the 2019 Employee Stock Purchase Plan (the “ESPP”), the fair value is estimated on the date of grant using the Black-Scholes option-pricing valuation model. For restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”), the fair value is equal to the closing price of our common stock on the date of grant. For awards with graded vesting and only service conditions, we recognize compensation costs on a straight-line basis over the requisite service period of the awards. For stock options and RSUs, the requisite service period is generally the award’s vesting period (typically four years). PSUs vest upon the achievement of certain performance conditions and the provision of service with us through a specified period. Accruals of compensation cost for PSUs are based on the probable outcome of the performance conditions and are reassessed each reporting period. We recognize compensation cost for PSUs separately for each vesting tranche on a ratable basis over the requisite service period. The requisite service period for PSUs is based on an analysis of vesting requirements and performance conditions for the particular award. Certain employees are entitled to acceleration of vesting of a portion of their awards upon retirement, subject to age, service and notice requirements. Stock-based awards falling into the scope of the Retirement Policy (as defined in Note 13) are accounted for as a modification of existing awards under ASC Topic 718, Compensation – Stock Compensation. The modifications do not result in the recognition of incremental compensation cost; however, they do result in a new estimate of the requisite service period, which we reassess at each balance sheet date. For the ESPP, the requisite service period is generally the period of time from the offering date to the purchase date. Forfeitures are accounted for as they occur.
Comprehensive (Loss) Income
Comprehensive (loss) income is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive (loss) income is made up of net (loss) income plus net unrealized gain or loss on marketable investment securities, which is our only other item of other comprehensive (loss) income.
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

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Practical Expedient for Certain Current Receivables (“ASU 2025-05”), which provides a practical expedient for estimating expected credit losses on current accounts receivable and contract assets arising from transactions under ASC 606. The practical expedient allows entities to assume that current conditions remain unchanged over the remaining life of the receivables. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, including interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact this update will have on the consolidated financial statements and disclosures.
We have evaluated all other recently issued, but not yet effective, accounting pronouncements and do not believe that these accounting pronouncements will have any material impact on the consolidated financial statements or disclosures upon adoption.
3. Revenue
All of our revenues from contracts with customers are associated with the provision of testing services. Our revenues are primarily attributable to our DecisionDx®-Melanoma test for cutaneous melanoma, our TissueCypher® test for patients diagnosed with Barrett’s esophagus, and our DecisionDx®-SCC test for cutaneous squamous cell carcinoma. We also provide a test for patients with suspicious pigmented lesions, MyPath® Melanoma, a test for uveal melanoma, DecisionDx®-UM, and a pharmacogenomics testing service focused on mental health, IDgenetix®.
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
The Medicare claims that are covered by Medicare are generally paid at a rate established on Medicare’s Clinical Laboratory Fee Schedule or by the respective Medicare contractor within 30 days from receipt. Medicare claims that were either submitted to Medicare prior to the local coverage determination or other coverage commencement date or are not covered but meet the definition of being medically reasonable and necessary pursuant to the controlling Section 1862(a)(1)(A) of the Social Security Act are generally appealed and may ultimately be paid at the first (termed “redetermination”), second (termed “reconsideration”) or third level of appeal (de novo hearing with an Administrative Law Judge). A successful appeal at any of these levels may result in prompt payment.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
In the absence of Medicare coverage, contractually established reimbursements rates or other coverage, we have concluded that our contracts include variable consideration because the amounts paid by Medicare or commercial health insurance carriers may be paid at less than our standard rates or not paid at all, with such differences considered implicit price concessions. Variable consideration attributable to these price concessions is measured at the expected value using the “most likely amount” method under ASC 606. The amounts are estimated using historical average collection rates by test type and payor category taking into consideration the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as the judgment and actions of third parties. Such variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. Variable consideration may be constrained and excluded from the transaction price in situations where there is no contractually agreed upon reimbursement coverage or in the absence of a predictable pattern and history of collectability with a payor. Accordingly, in such situations revenues are recognized on the basis of actual cash collections. Variable consideration for Medicare claims that are not covered by Medicare, including those claims undergoing appeal, is deemed to be fully constrained due to factors outside our influence (e.g., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. Included in revenues for the three months ended September 30, 2025 and 2024 were $2.5 million of net positive revenue adjustments and $0.6 million of net negative revenue adjustments, respectively, associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods. Included in revenues for the nine months ended September 30, 2025 and 2024 were $5.4 million and $1.3 million of net negative revenue adjustments, respectively, associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods.
These amounts include (i) adjustments for actual collections versus estimated amounts and (ii) cash collections and the related recognition of revenue in current period for tests delivered in prior periods due to the release of the constraint on variable consideration.
Because our contracts with customers have an expected duration of one year or less, we have elected the practical expedient in ASC 606 to not disclose information about our remaining performance obligations. Any incremental costs to obtain contracts are recorded as selling, general and administrative expenses as incurred due to the short duration of our contracts. Contract balances consisted solely of accounts receivable (both current and noncurrent) as of September 30, 2025 and December 31, 2024.
Disaggregation of Revenues
The table below provides the disaggregation of revenue by type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Dermatologic(1)	$48,523	$65,060	$167,782	$193,223
Non-Dermatologic(2)	34,520	20,722	89,437	52,535
Total net revenues	$83,043	$85,782	$257,219	$245,758

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

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Our significant third-party payors and their related revenues as a percentage of total revenues and accounts receivable balances were as follows:

	Percentage of Revenues		Percentage of Accounts Receivable (current) as of		Percentage of Accounts Receivable (noncurrent) as of
	Nine Months Ended September 30,
	2025	2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Medicare	45%	47%	18%	18%	*	*
Payor A	16%	15%	15%	19%	16%	15%
Payor B	*	*	26%	20%	10%	12%

*    Less than 10%
There were no other third-party payors that individually accounted for more than 10% of our total revenue or accounts receivable for the periods shown in the table above.
4. (Loss) Earnings Per Share
Basic (loss) earnings per share is computed by dividing net (loss) income for the period by the weighted-average number of common shares outstanding during the period. Diluted (loss) earnings per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options, vesting of RSUs and PSUs or purchases under the ESPP. The treasury stock method is used to calculate the potential dilutive effect of these common stock equivalents. Contingently issuable PSU awards are included in the computation of diluted (loss) earnings per share when the applicable performance criteria would be met and the common shares would be issuable if the end of the reporting period were the end of the contingency period. However, potentially dilutive shares are excluded from the computation of diluted (loss) earnings per share when their effect is antidilutive.
The following table shows the computation of basic and diluted (loss) earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net (loss) income	$(501)	$2,269	$(21,826)	$8,655

Denominator:
Weighted-average common shares outstanding, basic	29,073	27,840	28,868	27,659
Assumed exercise of stock options	—	457	—	447
Assumed vesting of RSUs	—	1,041	—	663
Assumed vesting of PSUs	—	42	—	55
Assumed issuance of shares under the ESPP	—	21	—	14
Weighted-average common shares outstanding, diluted	29,073	29,401	28,868	28,838

Earnings (loss) per share:
Basic	$(0.02)	$0.08	$(0.76)	$0.31
Diluted	$(0.02)	$0.08	$(0.76)	$0.30

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Due to the Company reporting a net loss attributable to common stockholders for the three and nine months ended September 30, 2025, all potentially dilutive securities are antidilutive and are excluded from the computations of diluted loss per share.
The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in our calculation of diluted (loss) earnings per share for the three and nine months ended September 30, 2025 and 2024 because to do so would be antidilutive. With regard to the PSUs, we assume that the associated performance targets will be met at the target level of performance for purposes of calculating diluted earnings per common share until such time that it is probable that actual performance will be above or below target (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	2,893	2,430	2,941	2,466
RSUs and PSUs	4,323	474	4,079	553
ESPP	153	155	151	207
Total	7,369	3,059	7,171	3,226
5. Marketable Investment Securities
Marketable investment securities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Current marketable investment securities:
Equity securities	$8,907	$3,555
Debt securities - AFS	187,495	169,866
Debt securities - HTM(1)	5,584	—
Total current marketable investment securities	$201,986	$173,421

(1)We held no debt securities - HTM as of December 31, 2024.
Equity Securities
We recognized unrealized gains of $3.6 million and $3.3 million in our equity securities for the three and nine months ended September 30, 2025, respectively. No gains or losses were recognized for the three and nine months ended September 30, 2024, as we did not hold any equity securities during those periods.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Debt Securities
The following tables present our debt securities (in thousands):

	September 30, 2025
	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
U.S. government securities - AFS	$187,255	$242	$(2)	$187,495
U.S. government securities - HTM	5,584	9	—	5,593
Total debt securities	$192,839	$251	$(2)	$193,088

	December 31, 2024
	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
U.S. government securities - AFS	$169,636	$244	$(14)	$169,866
U.S. government securities - HTM(1)	—	—	—	—
Total debt securities	$169,636	$244	$(14)	$169,866

(1)We held no debt securities - HTM as of December 31, 2024.
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
As of September 30, 2025, unrealized losses on our AFS and HTM U.S. government securities are not attributed to credit risk. We believe that an allowance for credit losses is unnecessary because the unrealized losses on certain of our marketable investment securities are due to market factors. The allowance for credit losses was zero as of September 30, 2025 and December 31, 2024.
There were no realized gains or losses on sales of debt securities for the three and nine months ended September 30, 2025 and 2024. No credit-related or noncredit-related impairment losses were recorded for the three and nine months ended September 30, 2025 and 2024.
Accrued interest receivable for our AFS and HTM U.S. government securities is included in prepaid expenses and other current assets in the condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, the accrued interest receivable related to AFS securities was $1.2 million and $0.6 million, respectively. The balance related to HTM securities was immaterial as of September 30, 2025, and no amounts were accrued as of December 31, 2024, as no securities were classified as HTM at that time.
Additional information relating to the fair value of marketable investment securities can be found in Note 11.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Land	$7,245	$7,245
Lab equipment	31,767	23,633
Leasehold improvements	14,810	14,616
Computer equipment	5,542	5,306
Furniture and fixtures	3,550	3,541
Construction-in-progress	38,810	9,614
Total	101,724	63,955
Less: Accumulated depreciation	(16,839)	(12,833)
Property and equipment, net	$84,885	$51,122
Depreciation expense was recorded in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of sales (exclusive of amortization of acquired intangible assets)	$1,004	$766	$2,816	$2,058
Research and development	90	89	279	258
Selling, general and administrative	446	414	1,337	1,147
Total	$1,540	$1,269	$4,432	$3,463
7. Goodwill and Other Intangible Assets, Net
Goodwill
We had a single reporting unit where all goodwill was allocated for as of September 30, 2025 and December 31, 2024. The balance of our goodwill was $10.7 million as of September 30, 2025 and December 31, 2024. There were no accumulated impairments of goodwill as of September 30, 2025 or December 31, 2024.
We had a single reportable segment consisting of a single operating segment where the operating segment and the single reporting unit were the same as of September 30, 2025 and December 31, 2024. See Note 15 for additional information on our reportable segment.
Other Intangible Assets, Net
Our other intangible assets, net consisted of the following (in thousands):

	September 30, 2025
	Gross carrying value	Accumulated amortization	Net	Weighted-Average Remaining Life (in years)
Developed technology	$153,500	$(62,474)	$91,026	10.5
Assembled workforce	563	(431)	132	1.2
Total other intangible assets, net	$154,063	$(62,905)	$91,158

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
In May 2025, in connection with the acquisition of Capsulomics, and in accordance with ASC 805, we determined that substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset; therefore, the transaction was accounted for as an asset acquisition. The acquired intangible asset consists of developed technology and is valued at $28.2 million with an estimated useful life of 12 years and is being amortized on a straight-line basis.
Amortization expense of intangible assets was $2.3 million and $32.6 million for the three and nine months ended September 30, 2025, respectively, and $2.3 million and $6.8 million for the three and nine months ended September 30, 2024, respectively.
8. Other Accrued and Current Liabilities
Other accrued and current liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued service fees	$3,410	$2,338
Clinical studies	2,419	2,580
Accrued taxes	1,245	1,076
ESPP contributions	212	1,225
Other	1,599	774
Total	$8,885	$7,993
9. Long-Term Debt
Our long-term debt is presented in the table below (in thousands):

	September 30, 2025	December 31, 2024
Term debt	$10,200	$10,200
Unamortized discount	(151)	(177)
Total debt, net	10,049	10,023
Less: Current portion of long-term debt	—	(278)
Total long-term debt	$10,049	$9,745

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Future maturities of principal amounts on long-term debt as of September 30, 2025 were as follows (in thousands):

Years Ending December 31,
2025	$—
2026	417
2027	5,000
2028	4,583
Total	$10,000
2024 Loan and Security Agreement
On March 26, 2024 (the “Closing Date”), we entered into a Loan and Security Agreement, as amended in April 2025 (the “2024 LSA”), by and between us, our wholly owned subsidiary, Castle Narnia Real Estate Holding 1, LLC and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (the “Lender”). The 2024 LSA provides for (i) a term loan in the principal amount of $10.0 million, which was drawn on the Closing Date (the “2024 Term Loan”), and (ii) a $25.0 million line of credit that was available at our option from the Closing Date through September 30, 2025, with the same interest rate and maturity as the 2024 Term Loan (the “2024 Credit Line”).
The Consent and First Amendment executed on April 4, 2025, modified certain terms of the 2024 LSA, including the extension of the draw period for the 2024 Credit Line from March 31, 2025 to September 30, 2025.
The obligations under the 2024 LSA are secured by substantially all of our assets, excluding intellectual property, the real property held by the Company, and are subject to certain other exceptions and limitations. We have the right to prepay the 2024 LSA in whole, subject to a prepayment fee of approximately 1.50% if paid prior to March 26, 2026. Amounts repaid may not be reborrowed.
The 2024 LSA contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be liable for immediate repayment of all obligations under the 2024 LSA. Should we seek to further amend the terms of the 2024 LSA, the consent of the Lender would be required. As of September 30, 2025, we were in compliance with all of the covenants.
The 2024 LSA bears interest at a floating rate equal to the greater of (a) the WSJ Prime Rate plus 0.25% or (b) 6.00% per annum. The 2024 Term Loan is interest-only from the Closing Date through November 30, 2025, subject to extension under the Interest-Only Extension Milestone (as defined in the 2024 LSA) provision. On August 26, 2025, we elected to extend the interest-only period to December 1, 2026. Beginning in December 2026, the principal payments will be made in equal monthly installments through the maturity date of November 1, 2028.
In addition, we are required to make a final payment equal to 2.00% of the aggregate original principal amounts of the 2024 Term Loan, due at maturity or upon full repayment.
2024 Term Loan
On the Closing Date, we drew $10.0 million under the 2024 Term Loan. We are obligated to make a final payment of $0.2 million under the terms of the 2024 LSA final payment provisions. A discount on debt equal to this obligation was recorded on the draw date and is being amortized as additional interest expense using the effective interest method over the term of the debt. As of September 30, 2025, no payment on principal has been made and the weighted-average effective interest rate for all outstanding debt under the 2024 Term Loan was 7.99%.
2024 Credit Line
We had a $25.0 million line of credit under the terms and provisions of the 2024 LSA, from the Closing Date through September 30, 2025. As of September 30, 2025, no draws had been made on the 2024 Credit Line and the 2024 Credit Line expired on September 30, 2025.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Interest Expense on Long-Term Debt
Interest expense on long-term debt consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense on long term debt	$207	$229	$612	$470
Less: Capitalized interest	(191)	(37)	(579)	(49)
Total	$16	$192	$33	$421
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
Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. For equity securities traded on foreign exchanges, fair values are determined based on quoted market prices in the applicable foreign markets and are remeasured into U.S. dollars using exchange rates in effect at each balance sheet date in accordance with ASC Topic 830, Foreign Currency Matters. The use of different assumptions, exchange rates, and/or estimation methodologies may have a material effect on estimated fair values. Accordingly, the fair value estimates disclosed, or amounts recorded, may not be indicative of the amount that we or holders of the instruments could realize in a current market exchange.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The tables below provide information, by level within the fair value hierarchy, of our financial assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 (in thousands):

	As of September 30, 2025
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds(1)	$79,044	$—	$—	$79,044
U.S. government securities - AFS(2)	$187,495	$—	$—	$187,495
Equity securities(2)	$8,907	$—	$—	$8,907
Liabilities
Term Debt(3)(4)	$—	$10,049	$—	$10,049

	As of December 31, 2024
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds(1)	$114,091	$—	$—	$114,091
U.S. government securities - AFS(2)	$169,866	$—	$—	$169,866
Equity securities(2)	$3,555	$—	$—	$3,555
Liabilities
Term Debt(3)(4)	$—	$10,023	$—	$10,023

(1)Classified as “Cash and cash equivalents” in the condensed consolidated balance sheets.
(2)Classified as “Marketable investment securities” in the condensed consolidated balance sheets.
(3)Classified as “Current portion of long-term debt” and “Long term debt” in the condensed consolidated balance sheets.
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

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
13. Stock Incentive Plans and Stock-Based Compensation
Equity Incentive Plan
On July 24, 2019, we adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides for automatic annual increases to the number of shares authorized for issuance, equal to 5% of our common shares outstanding as of the immediately preceding year end, through January 1, 2029. Under this provision, effective January 1, 2025, an additional 1,424,159 shares became available under the 2019 Plan. As of September 30, 2025, 1,082,161 shares remained available for grant under the 2019 Plan.
Inducement Plan
On December 22, 2022, our board of directors approved the 2022 Inducement Plan (the “Inducement Plan”). On August 5, 2025, our compensation committee amended the Inducement Plan to increase the number of shares issuable under the Inducement Plan by 700,000 shares. The Inducement Plan provides for the granting of awards as inducement material to the grantee’s entering into employment with us to the extent such grantee was not previously an employee of ours or is entering into employment following a bona fide period of non-employment with us. As of September 30, 2025, there were 828,770 shares available for grant under the amended Inducement Plan.
Stock Options
Stock option activity under our stock plans for the nine months ended September 30, 2025 is set forth below:

		Weighted-Average
	Stock Options Outstanding	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2024	2,989,763	$36.23
Granted	—	$—
Exercised	(20,995)	$5.44
Forfeited/Cancelled	(88,499)	$44.74
Balance as of September 30, 2025	2,880,269	$36.19	4.8	$8,933
Exercisable as of September 30, 2025	2,840,192	$36.17	4.8	$8,933
Restricted Stock Units
The following table summarizes our RSU activity for the nine months ended September 30, 2025:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2024	3,196,224	$23.52
Granted	1,542,992	$21.14
Vested(1)	(601,937)	$23.50
Forfeited/Cancelled	(226,090)	$23.44
Balance as of September 30, 2025	3,911,189	$22.59

(1)The aggregate number of shares withheld upon vesting for employee tax obligations was 167,751 for the nine months ended September 30, 2025.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Performance-Based Restricted Stock Units
The following table summarizes our PSU activity for the nine months ended September 30, 2025:

	Performance-Based Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2024	275,528	$21.94
Granted	172,631	$22.23
Vested	(98,015)	$23.23
Forfeited/Cancelled	—	$—
Balance as of September 30, 2025	350,144	$21.72

(1)The aggregate number of shares withheld upon vesting for employee tax obligations was 35,426 for the nine months ended September 30, 2025.
Employee Stock Purchase Plan
The ESPP provides for certain automatic increases in the number of shares of common stock reserved for issuance, which resulted in an additional 284,831 shares becoming available under the ESPP effective January 1, 2025. During the nine months ended September 30, 2025, we issued 160,898 shares of common stock pursuant to scheduled purchases under the ESPP. As of September 30, 2025, 1,170,613 shares remained available for issuance under the ESPP.
Determining Fair Value - Summary of Assumptions
We use the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or any other measurement date. The following table sets forth the assumptions used to determine the fair value of stock options:

	Nine Months Ended September 30,
	2025	2024
Average expected term (years)	N/A	5.0
Expected stock price volatility	N/A	80.20% - 80.20%
Risk-free interest rate	N/A	4.39% - 4.39%
Dividend yield	N/A	—%
The following table sets forth assumptions used to determine the fair value of the purchase rights issued under the ESPP:

	Nine Months Ended September 30,
	2025	2024
Average expected term (years)	1.2	1.2
Expected stock price volatility	56.55% - 85.21%	59.85% - 130.95%
Risk-free interest rate	3.52% - 4.22%	3.82% - 5.33%
Dividend yield	—%	—%
We use the closing price of our common stock on the date of grant to determine the fair value of RSUs and PSUs.
Fair Value
There were no stock options granted for the nine months ended September 30, 2025. For the nine months ended September 30, 2024, the weighted-average grant date fair value of the stock options was $9.23 per share. For the nine months ended September 30, 2025 and 2024, the weighted-average grant date fair value of the purchase rights granted under the ESPP was $9.71 and $12.28 per share, respectively.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Stock-Based Compensation Expense
Stock-based compensation expense is included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of sales (exclusive of amortization of acquired intangible assets)	$1,446	$1,464	$4,324	$4,179
Research and development	1,950	2,345	5,807	7,611
Selling, general and administrative	8,704	9,218	24,356	27,091
Total stock-based compensation expense	$12,100	$13,027	$34,487	$38,881
Retirement Policy
In January 2023, our board of directors approved a retirement policy (the “Retirement Policy”) that provides for acceleration of a portion of unvested awards granted to and held by certain eligible employees upon meeting age, service and notice requirements. Pursuant to the Retirement Policy, we accelerated the recognition of compensation expense of $0.2 million and $0.4 million during the three months ended September 30, 2025, and 2024, respectively, and accelerated the recognition of compensation expense of $0.6 million and $0.8 million for the nine months ended September 30, 2025 and 2024, respectively.
As of September 30, 2025, the total unrecognized stock-based compensation cost related to outstanding awards was $69.6 million, which is expected to be recognized over a weighted-average period of 2.3 years. The total unrecognized compensation cost will be adjusted for forfeitures in future periods as they occur.
14. Income Taxes
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The legislation includes a number of significant changes to U.S. federal tax law that affect both current and deferred income taxes. Key provisions of the OBBBA include, among other items, changes to certain business deductions, modifications to bonus depreciation rules, and revisions to the treatment of R&D expenditures. As a result of enactment, changes in current taxes are reflected through the revised average effective tax rate, and deferred taxes, including valuation allowance effects, have been recorded as a discrete item in the period. The OBBBA did not have a material impact on our condensed consolidated statement of operations for the three and nine months ended September 30, 2025.
Our effective income tax rate was (29.8)% and 18.6% for the three and nine months ended September 30, 2025, respectively. The effective rate for the three and nine months ended September 30, 2025 differed from our federal statutory rate of 21% primarily due to the tax impact from the valuation allowance for current year activity including the acquisition of Capsulomics, state income taxes and the non-deductibility of other permanent items.
Our effective income tax rate was 72.6% and 36.7% for the three and nine months ended September 30, 2024, respectively. For the three months ended September 30, 2024, differences in our effective rate and the federal statutory rate of 21% was due to revisions in estimated pre-tax income, reflecting uncertainty in continued Medicare coverage for our DecisionDx-SCC test and updated information, as well as stock-based compensation, permanent differences, changes in valuation allowance, R&D tax credit and state income taxes. For the nine months ended September 30, 2024, differences in our effective rate and the federal statutory rate of 21% was due to stock-based compensation, permanent differences, changes in valuation allowance, R&D tax credit and state income taxes.
15. Segment and Related Information
The Company derives revenues through the delivery of test reports for our molecular diagnostic tests. All of our operations are located within the United States and our business is focused on the U.S. market.
We have a single reportable segment consisting of a single operating segment.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The measures of segment (loss) income for of our single reportable segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues from external customers(1)	$83,043	$85,782	$257,219	$245,758

Significant segment expenses:
Personnel costs	52,863	48,732	156,614	142,699
Organizational and marketing costs	11,267	10,271	39,983	33,106
Inventory usage	6,127	5,191	16,316	14,991
Clinical studies and publication costs	2,183	2,188	6,191	8,002
Professional services	2,524	2,559	8,398	8,103
Other segment items	8,580	14,572	51,543	30,202
Segment (loss) income	$(501)	$2,269	$(21,826)	$8,655

(1)For information on disaggregation of segment revenue by type and information about payor concentration, see Note 3.
Other Segment Items
Other segment items include all other operating expenses types to included IT service and software licensing costs, fixed and variable expenses incurred for leasing of facilities and equipment, depreciation and amortization, gain or losses on disposal of fixed assets in the routine course of business, fair value adjustment for equity securities, realized gains or losses on investment securities, administrative costs, expense for use of prepaids to include insurance premiums and warranties for lab equipment, public company costs (less audit fees), interest and other non-operating income, and income tax expense or benefits. Our CODM does not individually review budgets or results for these activities.
Other amounts included in the measure of segment (loss) income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$2,833	$3,404	$8,876	$9,544
Interest expense	(24)	(201)	(62)	(485)
Depreciation and amortization	3,816	3,541	36,994	10,229
Income tax expense (benefit)	115	6,013	(4,974)	5,024
Stock-based compensation expense	12,100	13,027	34,487	38,881
Changes in fair value of equity securities	3,561	—	3,321	—
Total assets for our reportable segment were located in the United States and were $562.8 million and $531.2 million as of September 30, 2025 and December 31, 2024, respectively. Expenditures for additions to long-lived assets were $12.5 million and $5.8 million for the three months ended September 30, 2025 and 2024, respectively, $31.1 million and $21.1 million for the nine months ended September 30, 2025, and 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q with our audited financial statements and notes thereto as of and for the years ended December 31, 2024, and 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, including the section entitled “Critical Accounting Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2025. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Castle Biosciences, Inc.
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
Overview
Castle Biosciences, Inc. is a molecular diagnostics company offering innovative test solutions to aid clinicians in the diagnosis and treatment of dermatologic cancers, Barrett’s esophagus (“BE”), uveal melanoma (“UM”), and in the treatment of mental health conditions.
Our Test Portfolio
We currently offer five commercially available proprietary multi-analyte assays with algorithmic analysis (“MAAA”) tests for use in the fields of dermatology, gastroenterology and ophthalmology. We plan to launch a sixth MAAA test in November 2025. We also previously offered a proprietary pharmacogenomic (“PGx”) test to guide optimal drug treatment for patients diagnosed with depression, anxiety and other mental health conditions.
Our revenue is primarily generated by our DecisionDx-Melanoma risk stratification test for cutaneous melanoma (“CM”) and our TissueCypher risk stratification test for BE which is supplemented by revenue generated from our DecisionDx-SCC risk stratification test for cutaneous squamous cell carcinoma (“SCC”), and our DecisionDx-UM risk stratification test for UM.
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
AdvanceAD-Tx is a non-invasive GEP test designed to guide systemic treatment selection for patients aged 12 years and older with moderate-to-severe atopic dermatitis (“AD”). The test evaluates the expression of 487 genes across 12 known immune, inflammatory and skin-related pathways associated with inflammatory skin conditions to identify the underlying biology driving an individual patient’s disease. Results classify patients into one of two molecular profiles: Janus Kinase (“JAK”) Inhibitor Responder Profile or T helper 2 (“Th2”) Molecular Profile. Using multiple data sources focused on one-year prevalence, we estimate there are approximately 13.2 million individuals ages 12 and older in the United States with moderate-to-severe AD, representing an estimated U.S. TAM of approximately $33 billion. We plan a limited access launch of AdvanceAD-Tx in November 2025.
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

DecisionDx-Melanoma has met ADLT status, as determined by the CMS, since 2019. ADLT status determines the process by which the rate is set and is not an indication of Medicare coverage. Since 2022, the rate for DecisionDx-Melanoma is set annually based upon the median private payor rate for the first half of the second preceding calendar year. For example, the rate for 2024 was set using median private payor rate data from January 1, 2022 to June 30, 2022. Our rate for 2024 was $7,193 per test and remains at $7,193 for 2025.
DecisionDx‑SCC
We issue our DecisionDx-SCC tests from our Pittsburgh and Phoenix laboratories. Palmetto’s MolDX (“MolDX”) program oversees MAAA tests that are reported from our Phoenix laboratory and Noridian is the MAC responsible for administering Medicare claims for test reports issued by our Phoenix laboratory. Novitas is the MAC responsible for administering Medicare claims for test reports issued by our Pittsburgh laboratory.
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
In July 2025, we submitted reconsideration requests for both the Novitas and MolDX LCDs. Novitas subsequently confirmed that our request for DecisionDx-SCC was valid. MolDX also subsequently confirmed that our request for DecisionDx-SCC was valid and that the test has been placed on its waiting list, with an Open Meeting date to be determined. These confirmations represent another procedural step in the reconsideration process, but it does not indicate coverage or a favorable review outcome.
TissueCypher
Most of our TissueCypher tests are processed in our Pittsburgh and Phoenix laboratories. Novitas is the MAC responsible for administering Medicare claims for test reports issued by our Pittsburgh laboratory. Palmetto’s MolDX program oversees MAAA tests that are reported from our Phoenix laboratory and Noridian is the MAC responsible for administering Medicare claims for test reports issued by our Phoenix laboratory.
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
IDgenetix
IDgenetix is currently covered under a Noridian LCD policy and accompanying billing and coding article developed by MolDX. During 2023, we obtained a test-specific PLA CPT code for IDgenetix which became effective October 1, 2023. In November 2023, CMS posted its final CLFS determination which crosswalks our PLA CPT code to an existing PLA code at a rate of $1,336 per test effective January 1, 2024. Our reimbursement rate for 2024 was $1,336 per test and remained at $1,336 per test in the first quarter of 2025. Our IDgenetix test was discontinued in May 2025.
Government Regulation and Oversight of Laboratory Developed Tests
On May 6, 2024, the U.S. Food and Drug Administration (“FDA”) published a final rule on the regulation of Laboratory Developed Tests (“LDTs”) which amended the FDA's regulations to make explicit that LDT’s are devices under the Federal Food, Drug and Cosmetic Act (“FD&C Act”). However, on March 31, 2025, the United States District Court for the Eastern District of Texas vacated the FDA’s LDT final rule. The U.S. government did not appeal the decision, and the FDA rescinded the rule on September 19, 2025. Accordingly, the FDA’s phased enforcement approach and related requirements are no longer in effect. Our proprietary tests, which were first marketed prior to May 6, 2024, remain approved by and under the oversight of the New York State Department of Health (“NYSDOH”), and we continue to believe that changes in FDA’s regulatory approach to LDTs will have no material impact on our existing test offerings.
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

The number of test reports delivered by us are presented in the table below:

	Proprietary Dermatologic GEP Tests
	DecisionDx- Melanoma	DecisionDx-SCC	Diagnostic GEP offering	Dermatologic Total	DecisionDx-UM	TissueCypher	IDgenetix(1)	Grand Total
Q1 2025	8,621	4,375	926	13,922	470	7,432	2,578	24,402
Q2 2025	9,981	4,762	1,166	15,909	468	9,170	1,027	26,574
Q3 2025	10,459	4,186	1,151	15,796	436	10,609	—	26,841
For the nine months ended September 30, 2025	29,061	13,323	3,243	45,627	1,374	27,211	3,605	77,817

Q1 2024	8,384	3,577	998	12,959	422	3,429	4,078	20,888
Q2 2024	9,585	4,277	1,099	14,961	456	4,782	4,903	25,102
Q3 2024	9,367	4,195	933	14,495	397	6,073	5,045	26,010
For the nine months ended September 30, 2024	27,336	12,049	3,030	42,415	1,275	14,284	14,026	72,000
Q4 2024	8,672	4,299	879	13,850	424	6,672	3,125	24,071
For year ended December 31, 2024	36,008	16,348	3,909	56,265	1,699	20,956	17,151	96,071

(1)The IDgenetix test was discontinued effective May 2025.
For the three and nine months ended September 30, 2025, our test report volume increased by 3.2% and 8.1%, respectively, compared to the same period in 2024. Our dermatologic test report volume increased by 9.0% and 7.6% for the three and nine months ended September 30, 2025, respectively, compared to the prior period in 2024, largely driven by continued growth from DecisionDx-Melanoma and DecisionDx-SCC tests. TissueCypher increased by 74.7% and 90.5%, respectively, for the three and nine months ended September 30, 2025, compared to the prior period in 2024, further contributing to the overall volume increase. For a discussion of how we recognize revenue derived from our tests, refer to “Components of Results of Operations—Net Revenues” below.
For our DecisionDx-SCC product line, we continue to see opportunities for leverage, where many of the clinicians ordering our DecisionDx-Melanoma are the same clinicians who order our DecisionDx-SCC test. During the nine months ended September 30, 2025, approximately 74% of all clinicians ordering DecisionDx-SCC had also ordered our DecisionDx-Melanoma test during that same period.
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

Other Events
Impact of Macroeconomic Conditions
Macroeconomic conditions, including uncertainties associated with the ongoing conflicts in the Middle East, the ongoing conflict between Ukraine and Russia, economic slowdowns, the ongoing shutdown of the federal government including regulatory agencies, public health crises, labor shortages, recessions or market corrections, supply chain disruptions, inflation and monetary policy shifts, international tariffs, liquidity concerns at, and failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, higher interest rates and financial and credit market fluctuations, volatility in the capital markets and other evolving macroeconomic developments, continue to have direct and indirect impacts on our business and could in the future materially impact our results of operations and financial condition. We continue to actively monitor the impact of these macroeconomic factors on our results of operations, financial condition and cash flows. The extent of the impact of these factors on our operational performance and financial condition, including our ability to execute our business strategies and initiatives in the expected timeframe, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business.
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
•hire additional scientific and research and development (“R&D”) staff;
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
•New product development. A significant aspect of our business is our investment in R&D activities, including activities related to the development of new products. In addition to the development of new product candidates, we believe these studies are critical to gaining clinician adoption of new products and driving favorable coverage decisions by payors for such products.
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
Gross margin and gross margin percentage are key indicators we use to assess our business. See the table in “Results of Operations—Comparison of the Three Months Ended September 30, 2025 and 2024” and “Results of Operations—Comparison of the Nine Months Ended September 30, 2025 and 2024” for details.

Research and Development
R&D expenses include costs incurred to develop our tests, collect clinical samples and conduct clinical studies to develop and support our products. These costs consist of personnel costs (including salaries, bonuses, benefits and stock-based compensation expense), prototype materials, laboratory supplies, consulting costs, regulatory costs, electronic medical records set up costs, costs associated with setting up and conducting clinical studies and allocated overhead, including rent, information technology, equipment depreciation and utilities. We expense all R&D costs in the periods in which they are incurred. We expect our R&D expenses to increase in absolute dollars as we continue to invest in R&D activities related to developing enhanced and new products.
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
Change in Fair Value of Equity Securities
Change in fair value of equity securities is primarily attributable to unrealized gains and losses on our equity securities which we present as marketable investment securities.
Interest Expense
Interest expense is primarily attributable to long-term debt and finance leases.
Income Tax Expense (Benefit)
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The legislation includes a number of significant changes to U.S. federal tax law that affect both current and deferred income taxes. Key provisions of the OBBBA include, among other items, changes to certain business deductions, modifications to bonus depreciation rules, and revisions to the treatment of R&D expenditures. As a result of enactment, changes in current taxes are reflected through the revised average effective tax rate, and deferred taxes, including valuation allowance effects, have been recorded as a discrete item in the period. The OBBBA did not have a material impact on our condensed consolidated statement of operations for the three and nine months ended September 30, 2025.
Income tax benefit is primarily due to the reduction of the valuation allowance previously recorded against our federal deferred tax assets. This reduction resulted in a credit to income tax expense and was based on new deferred tax liabilities recognized upon consolidating Capsulomics. Income tax expense consists primarily of income taxes related to federal and state jurisdictions in which we conduct business. We maintain a full valuation allowance for deferred tax assets including operating loss carryforwards and R&D credits and other tax credits.
As of December 31, 2024, we had federal NOL carryforwards of $129.4 million, of which $52.9 million will begin to expire in 2031 if not utilized to offset federal taxable income, and $76.5 million may be carried forward indefinitely. As of December 31, 2024, we also had state NOL carryforwards of $86.5 million, which begin to expire in 2028 if not utilized to offset state taxable income.

Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2025	2024
	(unaudited)
NET REVENUES	$83,043	$85,782	$(2,739)	(3.2)%
OPERATING EXPENSES
Cost of sales (exclusive of amortization of acquired intangible assets)	18,704	15,609	3,095	19.8%
Research and development	12,960	12,323	637	5.2%
Selling, general and administrative	55,907	50,499	5,408	10.7%
Amortization of acquired intangible assets	2,276	2,272	4	0.2%
Total operating expenses, net	89,847	80,703	9,144	11.3%
Operating (loss) income	(6,804)	5,079	(11,883)	(234.0)%
Interest income	2,833	3,404	(571)	(16.8)%
Changes in fair value of equity securities	3,561	—	3,561	NA
Interest expense	(24)	(201)	177	88.1%
Other expense	48	—	48	NA
(Loss) income before income taxes	(386)	8,282	(8,668)	(104.7)%
Income tax expense	115	6,013	(5,898)	(98.1)%
Net (loss) income	$(501)	$2,269	$(2,770)	(122.1)%

NA = Not applicable
The following table indicates the amount of stock-based compensation expense (non-cash) reflected in the line items above (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
	(unaudited)
Cost of sales (exclusive of amortization of acquired intangible assets)	$1,446	$1,464	$(18)
Research and development	1,950	2,345	(395)
Selling, general and administrative	8,704	9,218	(514)
Total stock-based compensation expense	$12,100	$13,027	$(927)
The following table provides a disaggregation of net revenues by type (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
	(unaudited)
Dermatologic(1)	$48,523	$65,060	$(16,537)
Non-Dermatologic(2)	34,520	20,722	13,798
Total net revenues	$83,043	$85,782	$(2,739)

(1)Consists of DecisionDx-Melanoma, DecisionDx-SCC and our Diagnostic GEP offering.
(2)Consists of TissueCypher, DecisionDx-UM and IDgenetix.

The following table presents the calculation of gross margin (in thousands, except percentages):

	Three Months Ended September 30,
	2025	2024	Change
	(unaudited)
Net revenues	$83,043	$85,782	$(2,739)
Less: Cost of sales (exclusive of amortization of acquired intangible assets)	18,704	15,609	3,095
Less: Amortization of acquired intangible assets	2,276	2,272	4
Gross margin	$62,063	$67,901	$(5,838)
Gross margin percentage	74.7%	79.2%	(4.5)%
Net Revenues
Net revenues for the three months ended September 30, 2025 decreased by $2.7 million, or 3.2%, to $83.0 million compared to the three months ended September 30, 2024, due to a $16.5 million decrease in revenue from our dermatologic tests offset by a $13.8 million increase in revenue from our non-dermatologic tests.
The $16.5 million decrease in net revenues for our dermatologic tests was primarily attributable to our DecisionDx-SCC test, which was due to lower realized average selling price (“ASP”). The reduction in ASP was primarily driven by the loss of Medicare LCD coverage in April 2025. For the three months ended September 30, 2025 compared to the three months ended September 30, 2024, test report volumes for our DecisionDx-SCC test remained consistent.
The $13.8 million increase in net revenues from our non-dermatologic tests was largely attributable to an increase in test report volumes for our TissueCypher Barrett’s Esophagus test. Increases in our TissueCypher Barrett’s Esophagus test report volumes reflect growth through our sales force efforts. Net revenue from our non-dermatologic tests as a percentage of total net revenue increased from 24.2% for the three months ended September 30, 2024 to 41.6% for the three months ended September 30, 2025.
Cost of Sales (exclusive of amortization of acquired intangible assets)
Cost of sales (exclusive of amortization of acquired intangible assets) for the three months ended September 30, 2025 increased by $3.1 million, or 19.8%, compared to the three months ended September 30, 2024, primarily due to higher personnel costs, higher expenses for lab supplies, and higher lab services expense. Increases in personnel costs reflect a higher headcount, due to additions made to support business growth in response to growing test report volumes, as well as merit and annual inflationary wage adjustment for existing employees. Higher expense for lab services and lab supplies also reflects higher test report volumes.
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
Gross Margin
Our gross margin percentage was 74.7% for the three months ended September 30, 2025, compared to 79.2% for the same period in 2024. The decrease was primarily due to lower ASP relating to our DecisionDx-SCC test and higher personnel costs, higher expenses for lab supplies, and higher lab services expense.
Research and Development
R&D expenses increased by $0.6 million, or 5.2%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, and primarily due to higher personnel costs driven by increased headcount to support continued business growth.
We expect to continue incurring R&D expenses through our continued investments in our ongoing pipeline initiatives and as we seek opportunities to build evidentiary support and new tests where commercial opportunities exist.

Selling, General and Administrative
The following table provides a breakdown of SG&A expenses (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
	(unaudited)
Sales and marketing	$32,785	$29,835	$2,950
General and administrative	23,122	20,664	2,458
Total selling, general and administrative expense	$55,907	$50,499	$5,408
Sales and marketing expenses increased by $2.9 million, or 9.9%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to higher personnel costs, higher expenses associated with travel, and higher marketing expense. Stock-based compensation expense included in sales and marketing was $3.9 million for the three months ended September 30, 2025, compared to $4.0 million for the three months ended September 30, 2024.
General and administrative expenses increased by $2.5 million, or 11.9%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, and was primarily due to higher personnel costs and higher information technology related costs. Higher personnel cost reflects headcount expansions in our administrative support functions as well as merit and annual inflationary wage adjustment for existing employees. Stock-based compensation expense included in general and administrative expense was $4.8 million for the three months ended September 30, 2025, compared to $5.2 million for the three months ended September 30, 2024.
Changes in Fair Value of Equity Securities
The change in fair value of equity securities increased by $3.6 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, and was entirely associated with our investments in equity securities where we had no such investments during the comparative period.
Income Tax Expense
Our income tax expense decreased by approximately $5.9 million for the three months ended September 30, 2025, primarily due to revised estimates of pre-tax income, reflecting uncertainty regarding continued Medicare coverage for our DecisionDx-SCC test and updated financial information, as well as stock-based compensation, permanent differences, changes in valuation allowance, research and development tax credit and state income taxes in the prior period. The prior-year period reflected a net income position compared to a net loss position in the current period. No comparable event occurred in the current period.
Stock-Based Compensation Expense
Stock-based compensation expense, which is allocated among cost of sales, R&D expense and SG&A expense totaled $12.1 million and $13.0 million for the three months ended September 30, 2025 and 2024, respectively. We expect stock-based compensation expense will continue to be material in future periods, attributable to both existing awards outstanding and anticipated additional grants to our current and future employees. As of September 30, 2025, we had 823 employees, compared to 710 as of September 30, 2024. As of September 30, 2025, the total unrecognized stock-based compensation cost related to outstanding awards was $69.6 million, which is expected to be recognized over a weighted-average period of 2.3 years.

Comparison of the Nine Months Ended September 30, 2025 and 2024
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2025	2024
	(unaudited)
NET REVENUES	$257,219	$245,758	$11,461	4.7%
OPERATING EXPENSES
Cost of sales (exclusive of amortization of acquired intangible assets)	52,713	44,022	8,691	19.7%
Research and development	38,335	40,268	(1,933)	(4.8)%
Selling, general and administrative	172,592	150,082	22,510	15.0%
Amortization of acquired intangible assets	32,562	6,766	25,796	381.3%
Total operating expenses, net	296,202	241,138	55,064	22.8%
Operating (loss) income	(38,983)	4,620	(43,603)	(943.8)%
Interest income	8,876	9,544	(668)	(7.0)%
Changes in fair value of equity securities	3,321	—	3,321	NA
Interest expense	(62)	(485)	423	87.2%
Other expense	48	—	48	NA
(Loss) income before income taxes	(26,800)	13,679	(40,479)	(295.9)%
Income tax (benefit) expense	(4,974)	5,024	(9,998)	(199.0)%
Net (loss) income	$(21,826)	$8,655	$(30,481)	(352.2)%

NA = Not applicable
The following table indicates the amount of stock-based compensation expense (non-cash) reflected in the line items above (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
	(unaudited)
Cost of sales (exclusive of amortization of acquired intangible assets)	$4,324	$4,179	$145
Research and development	5,807	7,611	(1,804)
Selling, general and administrative	24,356	27,091	(2,735)
Total stock-based compensation expense	$34,487	$38,881	$(4,394)
The following table provides a disaggregation of net revenues by type (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
	(unaudited)
Dermatologic(1)	$167,782	$193,223	$(25,441)
Non-Dermatologic(2)	89,437	52,535	36,902
Total net revenues	$257,219	$245,758	$11,461

(1)Consists of DecisionDx-Melanoma, DecisionDx-SCC and our Diagnostic GEP offering.
(2)Consists of TissueCypher, DecisionDx-UM and IDgenetix.

The following table presents the calculation of gross margin (in thousands, except percentages):

	Nine Months Ended September 30,
	2025	2024	Change
	(unaudited)
Net revenues	$257,219	$245,758	$11,461
Less: Cost of sales (exclusive of amortization of acquired intangible assets)	52,713	44,022	8,691
Less: Amortization of acquired intangible assets	32,562	6,766	25,796
Gross margin	$171,944	$194,970	$(23,026)
Gross margin percentage	66.8%	79.3%	(12.5)%
Net Revenues
Net revenues for the nine months ended September 30, 2025 increased by $11.5 million, or 4.7%, to $257.2 million compared to the nine months ended September 30, 2024, due to a $36.9 million increase in revenue from our non-dermatologic tests and a $25.4 million decrease in revenue from our dermatologic tests.
The $36.9 million increase in revenue from our non-dermatologic tests was largely attributable to a 90.5% increase in tests report volumes for our TissueCypher test, and, to a much lesser extent, a higher realized ASP. Increases in our TissueCypher test report volumes reflect growth through our sales force efforts. Net revenue from our non-dermatologic tests as a percentage of total net revenue increased from 21.4% for the nine months ended September 30, 2024 to 34.8% for the nine months ended September 30, 2025.
The $25.4 million decrease from our dermatologic tests was primarily due to a lower ASP for DecisionDx-SCC test, where we stopped receiving Medicare coverage as of April 24, 2025, offset by 10.6% increase in DecisionDx-SCC test report volumes, and a 6.3% increase in DecisionDx-Melanoma test report volumes.
Cost of Sales (exclusive of amortization of acquired intangible assets)
Cost of sales (exclusive of amortization of acquired intangible assets) for the nine months ended September 30, 2025 increased by $8.7 million, or 19.7%, compared to the nine months ended September 30, 2024, primarily due to higher personnel costs, higher lab services cost, higher expenses for lab supplies, and higher depreciation expense. Increases in personnel costs reflect a higher headcount, due to additions made to support business growth in response to growing test report volumes, as well as merit and annual inflationary wage adjustment for existing employees. The increase in lab services expense was driven by higher test report volumes, while the rise in depreciation expense reflects continued investment in and expansion of our laboratory facilities.
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
Gross Margin
Our gross margin percentage was 66.8% for the nine months ended September 30, 2025, compared to 79.3% for the nine months ended September 30, 2024. The decrease was primarily due to lower ASP relating to our DecisionDx-SCC test and higher amortization from accelerating our IDgenetix test, higher personnel costs, higher expenses for lab supplies, higher lab services expense, and higher depreciation expense.
Research and Development
R&D expenses decreased by $1.9 million, or 4.8%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily reflecting lower clinical studies costs.
We expect to continue incurring R&D expenses through our continued investments in our ongoing pipeline initiatives and as we seek opportunities to build evidentiary support and new tests where commercial opportunities exist.

Selling, General and Administrative
The following table provides a breakdown of SG&A expenses (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
	(unaudited)
Sales and marketing	$104,716	$93,054	$11,662
General and administrative	67,876	57,028	10,848
Total selling, general and administrative expense	$172,592	$150,082	$22,510
Sales and marketing expenses increased by $11.7 million, or 12.5%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase is primarily due to higher personnel costs, higher expenses associated with travel, training events and speaker conferences, and higher sales related travel expenses. Increases in personnel costs reflect a higher headcount as well as merit and annual inflationary wage adjustment for existing employees. Higher test report volumes is a result of our continued investments in human capital for our sales organization. Stock-based compensation expense included in sales and marketing expense was $11.7 million for the nine months ended September 30, 2025, compared to $13.5 million for the nine months ended September 30, 2024.
General and administrative expenses increased by $10.8 million, or 19.0%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase is primarily due to higher personnel costs and higher information technology-related costs. Increases in personnel costs reflect headcount expansions in our administrative support functions as well as merit and annual inflationary wage adjustment for existing employees. Stock-based compensation expense included in general and administrative expense was $12.6 million for the nine months ended September 30, 2025, compared to $13.6 million for the nine months ended September 30, 2024.
Amortization of Acquired Intangible Assets
Amortization increased by approximately $25.8 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to our decision to discontinue the IDgenetix test offering beginning in May 2025. As a result of this decision, we revised the estimated useful life of the related developed technology intangible asset and fully amortized the remaining carrying value as of March 31, 2025. To a lesser extent, the increase is also attributable to amortization of the developed technology intangible asset recognized in association with the Esopredict test following our acquisition of Capsulomics in May 2025.
Income Tax Benefit
Income tax benefit increased by approximately $10.0 million for the nine months ended September 30, 2025, primarily due to the partial release of the valuation allowance on our federal deferred tax assets resulting from new deferred tax liabilities recognized upon consolidating Capsulomics in the current period. The increase also reflected revised estimates of pre-tax income due to uncertainty regarding Medicare coverage for our DecisionDx-SCC test and updated financial information, along with changes in stock-based compensation, permanent differences, valuation allowance adjustments, research and development tax credits, and state income taxes. The prior-year period reflected net income compared to a net loss in the current period.
Stock-Based Compensation Expense
Stock-based compensation expense, which is allocated among cost of sales, R&D expense and SG&A expense, totaled $34.5 million for the nine months ended September 30, 2025, compared to $38.9 million for the nine months ended September 30, 2024. We expect stock-based compensation expense will continue to be material in future periods, attributable to both existing awards outstanding and anticipated additional grants to our current and future employees. As of September 30, 2025, we had 823 employees compared to 710 as of September 30, 2024. As of September 30, 2025, the total unrecognized stock-based compensation cost related to outstanding awards was $69.6 million, which is expected to be recognized over a weighted-average period of 2.3 years.

Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents, marketable investment securities and cash generated from the sale of our products. All of our marketable investment securities are considered investment grade and are readily available for use in current operations. As of September 30, 2025 and December 31, 2024, we had marketable investment securities of $202.0 million and $173.4 million, respectively. Additionally, as of September 30, 2025 and December 31, 2024, we had cash and cash equivalents of $85.6 million and $119.7 million, respectively.
On April 4, 2025, we amended the 2024 Loan and Security Agreement (the “2024 LSA”) to modify certain terms, including the extension of the draw period for our line of credit from March 31, 2025 to September 30, 2025. In August 2025, we exercised the interest-only milestone provision under the 2024 LSA to extend the interest-only period on the term loan from November 30, 2025 to December 1, 2026. As of September 30, 2025, we had not made any draws on the line of credit. The line of credit under the 2024 LSA expired on September 30, 2025 and was no longer available as a source of liquidity thereafter.
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
As mentioned above, we expect to use a portion of our cash and cash equivalents and marketable investment securities to further support and accelerate our R&D activities, including the clinical studies noted above in “—Components of the Results of Operations—Research and Development.”
Material Cash Requirements
Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, clinical R&D services, laboratory operations, equipment and related supplies, legal and other regulatory expenses, general administrative costs and, from time to time, expansion of our laboratory and office facilities in support of our growth, such as the construction of our future corporate headquarters. We anticipate that a substantial portion of our cash requirements in the foreseeable future will relate to the further commercialization of our currently marketed products, the development of our future product candidates in our pipeline and the potential commercialization of these pipeline products, should their development be successful, and the construction of our future corporate headquarters.
In February 2024, we purchased a plot of land located in Friendswood, Texas, for cash consideration of $7.2 million, for the purpose of developing a commercial office building where our future corporate headquarters will be located. The development project will include a four-story building, which will encompass approximately 80,000 square feet of Class A office space. Construction began in May 2024 and is expected to continue through early 2026, at which time the building is expected to be ready for occupancy and use. Over the duration of this project, we expect to make significant capital expenditures in the form of payments to the developer under a percentage of completion basis. As of September 30, 2025, the development project is expected to cost a total of approximately $44.2 million. During the three and nine months ended September 30, 2025, we incurred total capital spend of $6.8 million and $20.8 million, respectively, related to this development project. We intend to use the proceeds from the 2024 Term Loan (as defined below) and our existing cash and cash equivalents to pay for this project.

Since our inception, we have generally incurred significant losses and negative operating cash flows, and we have relied heavily on proceeds from our financing activities to fund capital expenditures, business expansion campaigns, and to offset operating deficits. For the year ended December 31, 2024, we recognized net income of $18.2 million, and had positive operating cash flow of $64.9 million, though we may be unable to sustain profitability and positive cash flows in future periods. Collections on Medicare claims for our DecisionDx-SCC test represented a significant portion of our 2024 operating cash flows. We lost Medicare coverage for our DecisionDx-SCC test in April 2025 and decreases in revenues and cash inflows from this test have occurred and are expected to continue if our reconsideration requests for both the MolDX and Novitas LCDs are not approved. Our ability to maintain profitability will heavily depend on us maintaining Medicare coverage for our currently marketed products, on the successful commercialization of the products we plan to launch in the future, and our ability to manage operating expenses. We expect to incur additional expenses in the future as we invest in the commercialization of our existing products and the development and commercialization of our current pipeline products and future product candidates. We believe that our existing cash and cash equivalents, marketable investment securities and anticipated cash generated from the sale of our commercial products will be sufficient to fund our operations for at least the next 12 months. We believe we will meet longer-term expected cash requirements and obligations through a combination of existing cash and cash equivalents, marketable investment securities and anticipated cash generated from sales of our products and issuances of equity securities or debt offerings. However, we have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. There are numerous risks and uncertainties associated with developing genomic tests, including, among others, the uncertainty of:
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
Long-Term Debt
Our long-term debt is presented in the table below (in thousands):

	September 30, 2025	December 31, 2024
	(unaudited)
Term debt	$10,200	$10,200
Unamortized discount	(151)	(177)
Total debt, net	10,049	10,023
Less: Current portion of long-term debt	—	(278)
Total long-term debt	$10,049	$9,745

2024 Loan and Security Agreement
On March 26, 2024 (the “Closing Date”), we entered into the 2024 LSA, as amended in April 2025, by and between us, our wholly owned subsidiary, Castle Narnia Real Estate Holding 1, LLC and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (the “Lender”). The 2024 LSA provides for (i) a term loan in the principal amount of $10.0 million, which was drawn on the Closing Date (the “2024 Term Loan”), and (ii) a $25.0 million line of credit that was available at our option from the Closing Date through September 30, 2025, with the same interest rate and maturity as the 2024 Term Loan (the “2024 Credit Line”).
The Consent and First Amendment executed on April 4, 2025, modified certain terms of the 2024 LSA, including the extension of the draw period for the line of credit from March 31, 2025 to September 30, 2025.
The obligations under the 2024 LSA are secured by substantially all of our assets, excluding intellectual property, the real property held by us, and are subject to certain other exceptions and limitations. We have the right to prepay the 2024 LSA in whole, subject to a prepayment fee of approximately 1.50% if paid prior to March 26, 2026. Amounts repaid may not be reborrowed.
The 2024 LSA contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be liable for immediate repayment of all obligations under the 2024 LSA. Should we seek to further amend the terms of the 2024 LSA, the consent of the Lender would be required. As of September 30, 2025, we were in compliance with all of the covenants.
The 2024 LSA bears interest at a floating rate equal to the greater of (a) the WSJ Prime Rate plus 0.25% or (b) 6.00% per annum. The 2024 Term Loan is interest-only from the Closing Date through November 30, 2025, subject to extension under the Interest-Only Extension Milestone (as defined in the 2024 LSA) provision. On August 26, 2025, we elected to extend the interest-only period to December 1, 2026. Beginning in December 2026, the principal payments will be made in equal monthly installments through the maturity date of November 1, 2028.
In addition, we are required to make a final payment equal to 2.00% of the aggregate original principal amounts of the 2024 Term Loan, due at maturity or upon full repayment.
2024 Term Loan
On the Closing Date, we drew $10.0 million under the 2024 Term Loan. We are obligated to make a final payment of $0.2 million under the terms of the 2024 LSA final payment provisions. A discount on debt equal to this obligation was recorded on the draw date and is being amortized as additional interest expense using the effective interest method over the term of the debt. As of September 30, 2025, no payment on principal has been made and the weighted-average effective interest rate for all outstanding debt under the 2024 Term Loan was 7.99%.
2024 Credit Line
We had a $25.0 million line of credit under the terms and provisions of the 2024 LSA, from the Closing Date through September 30, 2025. As of September 30, 2025, no draws had been made on the 2024 Credit Line and the 2024 Credit Line expired on September 30, 2025.
Leases
We have entered into various operating and finance leases, which are primarily associated with our laboratory facilities and office space.
Total undiscounted future minimum payment obligations under our operating leases and finance leases as of September 30, 2025 totaled approximately $40.7 million, of which $0.8 million is payable through the remainder of 2025 and $39.9 million is payable through early 2037. The leases expire on various dates through 2037 and provide certain options to renew for additional periods.
We expect our lease obligations may increase in the future as we expand our facilities, operations and headcount in support of the anticipated growth in our portfolio of commercial products and pipeline tests.

Cash Flows
The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
	(unaudited)
Net cash provided by operating activities	$37,416	$40,501
Net cash used in investing activities	(69,198)	(55,907)
Net cash (used in) provided by financing activities	(2,371)	11,524
Net change in cash and cash equivalents	(34,153)	(3,882)
Cash and cash equivalents, beginning of period	119,709	98,841
Cash and cash equivalents, end of period	$85,556	$94,959
Operating Activities
Net cash provided by operating activities was $37.4 million for the nine months ended September 30, 2025, and was primarily attributable to depreciation and amortization of $37.0 million, non-cash stock-based compensation expense of $34.5 million, and increases in accounts payable of $3.1 million, partially offset by net loss of $21.8 million, increases in deferred income taxes of $5.3 million, prepaid expenses and other current assets of $4.5 million, accretion of discounts on marketable investment securities of $3.5 million, and change in fair value of equity securities of $3.3 million.
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
The $3.1 million decrease in cash provided by operating activities for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily due to increases in operating expenditures, and decrease in collections from customers attributable to a lower accounts receivable balance. The cash provided during the nine months ended September 30, 2025 also reflects the payment of annual cash bonuses to our employees and certain health care benefit payments totaling $22.5 million, which are not expected to recur in the remainder of 2025. By comparison, we paid $20.8 million for similar items during the nine months ended September 30, 2024.
Investing Activities
Net cash used in investing activities was $69.2 million for the nine months ended September 30, 2025 and consisted primarily of purchases of marketable investment securities of $151.3 million, purchases of property and equipment of $28.8 million, our asset acquisition of Capsulomics for $18.7 million and purchases of debt securities classified as held-to-market of $5.6 million, partially offset by the maturity of marketable investment securities of $135.2 million.
Net cash used in investing activities was $55.9 million for the nine months ended September 30, 2024 and consisted primarily of purchases of marketable investment securities of $158.4 million and purchases of property and equipment of $20.8 million, partially offset by the maturity of marketable investment securities of $123.3 million.
The $13.3 million increase in cash used in investing activities for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily due to our acquisition of Capsulomics for $18.7 million, which includes both the cash consideration and direct transaction costs and $8.1 million in increased purchases of property and equipment, partially offset by an increase of $12.0 million in proceeds from maturing marketable investment securities and $7.1 million fewer purchases of such securities.

Financing Activities
Net cash used in financing activities was $2.4 million for the nine months ended September 30, 2025, and consisted primarily of the $4.3 million payment of employee taxes attributable to the vesting of Restricted Stock Units (“RSUs”), partially offset by the $1.7 million of proceeds from contributions to our 2019 Employee Stock Purchase Plan (the “ESPP”).
Net cash provided by financing activities was $11.5 million for the nine months ended September 30, 2024, and consisted primarily of $10.0 million of proceeds from issuance of long-term debt and $2.3 million of proceeds from contributions to our ESPP and $1.6 million of proceeds from the exercise of stock options, partially offset by the $2.4 million payment of employee taxes attributable to the vesting of RSUs.
Critical Accounting Estimates
During the nine months ended September 30, 2025, there were no significant changes to the information discussed under “Critical Accounting Estimates” included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2024 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates fluctuations. We had cash and cash equivalents of $85.6 million as of September 30, 2025, which include bank deposits and money market funds. We had marketable investment securities of $202.0 million as of September 30, 2025, which include U.S. government securities. Due to the nature of these instruments, we believe that we have no material exposure to interest rate risk.
We had a term debt of $10.0 million as of September 30, 2025, consisting of an outstanding term loan which bears interest at a floating rate that fluctuates with the WSJ Prime Rate, subject to an interest rate floor of 6.00%. In September 2025, the U.S. Federal Reserve lowered interest rates by 25 basis points, lowering the target for key lending rates by quarter a percent and the WSJ Prime Rate decreased by 25 basis points thereafter.
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
Equity Price Risk
As of September 30, 2025, we had equity securities with a total fair value of $8.9 million. A hypothetical 10% decrease in the market price of our equity securities as of September 30, 2025 would decrease the fair value by approximately $0.9 million. These securities are subject to a wide variety and number of market-related risks that could substantially reduce or increase the fair value of our holdings. We are also exposed to market risk related to changes in foreign currency exchange rates. We do not currently hedge our foreign currency exchange rate risk.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Since our inception, we have had a history of net losses. For the year ended December 31, 2024, we had net income of $18.2 million, and as of December 31, 2024, we had an accumulated deficit of $200.1 million. For the nine months ended September 30, 2025, we had net loss of $21.8 million, and as of September 30, 2025, we had an accumulated deficit of $222.0 million. We cannot predict if we will continue to achieve profitability in the future. We may incur losses in the future as we plan to invest significant additional funds toward the expansion of our commercial organization, the conduct of clinical utility and validity studies to support adoption of our products and the development or acquisition of additional products. We also expect increases in our stock-based compensation expense in future periods due to additional awards outstanding, attributable to increased headcount. Additionally, our performance could be affected by the impacts of geopolitical and macroeconomic developments, such as the invasion of Ukraine by Russia and related sanctions, the ongoing conflicts in the Middle East, economic slowdowns, the ongoing shutdown of the federal government including regulatory agencies, labor shortages, recessions or market corrections, supply chain disruptions, inflation and monetary policy shifts, international tariffs, liquidity concerns, and failures of bank or other disruptions in the banking system or financing markets, higher interest rates and financial and credit market fluctuations, volatility in the capital markets or other evolving macroeconomic developments. Due to the requirements associated with being a public company, we expect to continue incurring significant additional legal, accounting and other expenses. We also expect that any acquisitions of businesses, assets, products or technologies will increase our expenses. These increased expenses will make it harder for us to achieve future profitability or generate positive cash flows. Furthermore, our revenues from our DecisionDx-SCC test represented a significant portion of our 2024 revenues, but that is not expected to be the case for our 2025 operating results. See “—Risks Related to Our Business—Our revenue currently depends primarily on sales from our DecisionDx-Melanoma, DecisionDx-SCC and TissueCypher tests, and we will need to generate sufficient revenue from these products and other products to grow our business.” We may also incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in the 2024 10-K, adoption of our products, coverage of and reimbursement rates for our products from third-party payors, and future research and development activities. Our failure to achieve profitability in the future could cause the market price of our common stock to decline and make it more difficult or costly for us to raise additional capital.
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
In July 2025, we submitted reconsideration requests for both the Novitas and MolDX LCDs. Novitas subsequently confirmed that our request for DecisionDx-SCC was valid. MolDX also subsequently confirmed that our request for DecisionDx-SCC was valid and that the test has been placed on its waiting list, with an Open Meeting date to be determined. These confirmations represent another procedural step in the reconsideration process, but it does not indicate coverage or a favorable review outcome.
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
Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse macroeconomic developments. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including public health crises, geopolitical and macroeconomic developments, such as the ongoing conflicts in the Middle East and the ongoing conflict between Ukraine and Russia and related sanctions, economic slowdowns, the ongoing shutdown of the federal government including regulatory agencies, labor shortages, recessions or market corrections, supply chain disruptions, inflation and monetary policy shifts, liquidity concerns, at, and failures of, banks and other financial institutions or other disruptions in the banking system or financial markets, higher interest rates and financial and credit market fluctuations, volatility in the capital markets or other evolving macroeconomic developments, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, foreign currency exchange rates, liquidity of the global financial markets, changes in trade and tariff policies, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our collaborators, our manufacturers and our suppliers operate.
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
The diagnostics industry is highly regulated, and we cannot assure you that the regulatory environment in which we operate will not change significantly and adversely in the future. In addition to laws and regulations implemented by the FDA, we may be subject to other applicable laws including health care fraud and abuse, data privacy, and transparency reporting laws, among others. In many instances, there are no significant regulatory or judicial interpretations of these laws and regulations. Although the FDA has statutory authority to provide reasonable assurance that medical devices are safe and effective for their intended uses, the FDA has generally exercised its enforcement discretion and not enforced applicable regulations with respect to in vitro diagnostics (“IVDs”) that are intended for clinical use and are designed, manufactured and used within a single laboratory that is certified under Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) and meets the regulatory requirements under CLIA to perform high-complexity testing. These tests are referred to as LDTs. We currently market our products as LDTs which are subject to various coverage and reimbursement regulations and policies from governmental and commercial, third-party payors, as described in our 2024 10-K, and are subject to change from time to time.
On May 6, 2024, the FDA published a final rule on the regulation of LDTs, which amended the FDA regulations under 21 CFR Part 809 to make explicit that LDTs are IVDs and are regulated as devices under the FD&C Act. However, on March 31, 2025, the United States District Court for the Eastern District of Texas vacated the FDA’s LDT final rule. The U.S. government did not appeal the ruling, and the FDA rescinded the rule on September 19, 2025.
However, it is uncertain whether or when the FDA may be able to otherwise exercise its medical device authority with respect to LDTs or their components. This uncertainty could adversely affect the FDA’s ability to apply and enforce its medical device requirements with respect to diagnostic tests more broadly, including any LDTs for which we have obtained or plan to obtain marketing authorization. Such uncertainty and the FDA’s actions in response could have a material adverse effect on our business and operation.
In light of this uncertainty, we do not know if or when our offerings could become or will remain subject to FDA medical device requirements, including the need to seek and obtain marketing authorization. If we were unable to comply with any medical device requirements applicable to LDTs if and when any such requirements become applicable, we could be required to cease marketing any tests that we market as LDTs. In addition, further efforts by the FDA or Congress to impose more regulation on LDTs could create a negative public perception about the validity, safety, effectiveness, or performance of LDTs, including our tests, which could adversely affect patient, provider, and customer perception about, and confidence in our tests.
Moreover, the FDA may assert that we are improperly marketing our tests as LDTs or otherwise assert that we do not comply with applicable requirements, and in such cases may take enforcement action against us and/or require premarket review and marketing authorization, which may require us to cease marketing any commercially marketed tests that are marketed as LDTs until such marketing authorization is obtained or the applications are submitted. There can be no assurance that we will be able to obtain such marketing authorization or that any labeling claims would be consistent with the claims we have made or intend to make for such tests when launched as LDTs, or that such claims will be adequate to support continued adoption of and reimbursement for our tests.

We may also be required to obtain marketing authorization under Section 510(k), 513(f)(2) or 515 of the FD&C Act for any future test we wish to offer. The process for submitting a premarket notification 501(k) and receiving FDA clearance usually takes from three to 12 months, but it can take significantly longer and clearance is never guaranteed. Similarly, the process for submitting a de novo authorization request and receiving FDA’s granting of the request usually takes from 4 to 18 months, but it can take significantly longer and such granting of the request is never guaranteed. The process for submitting and obtaining FDA approval of a PMA is much more costly, lengthy and uncertain. It generally takes from one to three years or even longer, and approval is not guaranteed. PMA approval typically requires extensive clinical data and can be significantly longer, more expensive and more uncertain than the 510(k) clearance process or de novo authorization process. Despite the time, effort and expense expended, there can be no assurance that a particular device ultimately will receive FDA’s marketing authorization through the 510(k) clearance process, de novo authorization process or the PMA process on a timely basis, or at all. Moreover, there can be no assurance that any FDA-authorized labeling claims will be consistent with our current claims or adequate to support continued adoption of and reimbursement for our products. If premarket review is required for some or all of our products, the FDA may require that we stop selling our products pending marketing authorization, which would negatively impact our business. Even if our products are allowed to remain on the market prior to marketing authorization, demand or reimbursement for our products may decline if there is uncertainty about our products, if we are required to label our products as investigational by the FDA, or if the FDA limits the labeling claims we are permitted to make for our products. As a result, we could experience significantly increased development costs and a delay in generating additional revenue from our products, or from other pipeline products. Furthermore, it could reduce our revenues or increase our operating costs and adversely affect our business, prospects, results of operations or financial condition.
In addition, Congress has, for over the past decade, considered a number of proposals, which, if enacted, would subject LDTs to additional regulatory requirements. Any such legislation could substantially alter our marketing of LDTs and negatively impact our business, financial condition, and results of operations.
The FDA may modify its enforcement discretion policy with respect to LDTs in a risk-based manner, and we may become subject to extensive regulatory requirements and may be required to conduct additional clinical trials prior to continuing to sell our existing tests or launching any other tests we may develop, which may increase the cost of conducting, or otherwise harm, our business.
On May 6, 2024, the FDA published a final rule which amended 21 CFR Part 809 to make explicit that LDTs are IVDs and are regulated as devices under the FD&C Act. However, on March 31, 2025, the United States District Court for the Eastern District of Texas vacated the FDA’s LDT final rule. The U.S. government did not appeal the ruling, and the FDA rescinded the rule on September 19, 2025.
Despite FDA’s rescission of the LDT final rule, if the FDA implements new policy that affects LDTs or their components, and our products become subject to the FDA’s requirements for premarket review of medical devices, we may be required to cease commercial sales of our products and conduct clinical trials prior to making submissions to the FDA to obtain premarket authorization or approval. If we are required to conduct such clinical trials, delays in the commencement or completion of clinical trials could significantly increase our product development costs and delay commercialization of any currently marketed testing that we may be required to cease selling or the commercialization of any future tests that we may develop. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of marketing authorization. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial. Moreover, the FDA may request that we provide additional analyses and information beyond that which we intend to produce based on the designs of our current and planned validation studies or clinical trials, or that we modify or narrow our intended use or product claims. It is possible that the FDA, among other things, could disagree with our interpretation of data we have relied on to support certain intended uses. If we are required to provide additional analyses or additional data or perform additional clinical trials beyond those we currently contemplate to support the intended uses of our tests, our planned commercialization may be delayed and we may be required to cease commercialization of any tests we currently market as LDTs.

The FDA requires medical device manufacturers to comply with, among other things, current good manufacturing practices for medical devices, known as the Quality System Regulation, which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures during the manufacturing process; the medical device reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; labeling regulations, including the FDA’s general prohibition against promoting products for unapproved or “off-label” uses; and the reports of corrections and removals regulation, which requires manufacturers to report to the FDA if a device correction or removal was initiated to reduce a risk to health posed by the device or to remedy a violation of the FD&C Act caused by the device which may present a risk to health.
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
Disruptions at the FDA and other government agencies caused by layoffs, funding shortages or global health concerns could negatively impact our business.*
The ability of the FDA to review proposed clinical trials or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund R&D activities is subject to the political process, including executive and congressional priorities, the impacts of which are inherently fluid and unpredictable. Disruptions at the FDA and other agencies may slow the time necessary for new product candidates to be reviewed and/or approved, which would adversely affect our business. For example, over the last several years, including beginning on October 1, 2025 and continuing to the present, and for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities to the extent they are not funded by existing available user fees. In addition, the current administration has proposed, and in some cases implemented, substantial reductions in force at various government agencies including the FDA, which could significantly reduce the FDA’s capacity to perform its functions in a manner consistent with its past practices and could delay reviews and negatively impact our business.
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
For example, we experienced operational challenges in expanding business for our TissueCypher test. In July 2023, we elected to temporarily pause accepting additional TissueCypher orders to focus on scaling efforts and to work through a significant backlog of orders. In September 2023, we resumed accepting new orders for testing in a phased approach consistent with continued scaling activity aimed at accommodating current demand and future growth. As of mid-October 2023, we completed the pre-existing backlog orders. However, there can be no assurance that our efforts will be successful, which could damage our reputation and the prospects for our business. As we expanded our TissueCypher business line, we also incurred additional rent and overhead costs through the opening of our new Pittsburgh facilities in the second quarter of 2023 and through our expansion of these facilities in 2024. Furthermore, we have made significant capital expenditures for leasehold improvements and purchase of lab equipment for these facilities to support business growth for our TissueCypher test. We cannot be certain that our existing investments will be sufficient to sustain continued growth, or that we may be successful in such business strategy and expansion efforts.
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
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. Legislation referred to as the One Big Beautiful Bill Act (the “OBBBA”) enacted in 2025, the Inflation Reduction Act enacted in 2022, the Coronavirus Aid, Relief, and Economic Security Act enacted in 2020, and the Tax Cuts and Jobs Act (“TCJA”) enacted in 2017 made many significant changes to the U.S. tax laws. For example, for tax years beginning after December 31, 2024, the OBBBA restores the tax deductibility of domestic R&D expenses in the year incurred, which expenses had been required under the TCJA to be capitalized and subsequently amortized over five years. The OBBBA did not change the tax treatment of expenses incurred in R&D activities conducted outside the United States, which expenses continue to be required to be capitalized and amortized over 15 years. We are evaluating the potential impacts this and other changes under the OBBBA may have on our business. Further guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation or sunset in future years. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.
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
Since the effective date of our registration statement through September 30, 2025, we have not used any of the net proceeds from the IPO. Pending such uses, we have invested, and plan to continue to invest, the balance of the net proceeds from the IPO in cash and cash equivalent securities or highly liquid investment securities.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Insider Trading Arrangements
On August 12, 2025, Frank Stokes, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 5,388 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is estimated to be from November 11, 2025 until the earlier of all transaction under the trading arrangement being completed or November 30, 2025.
No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Regulation S-K Item 408, for the three months ended September 30, 2025.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2025.
3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2025.
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

10.1*^	Non-Employee Director Compensation Policy, as amended effective August 5, 2025.
10.2*^	Castle Biosciences, Inc. 2022 Inducement Plan, as amended and restated.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).

*    Filed herewith
**    Furnished herewith
^    Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLE BIOSCIENCES, INC.

Date:	November 3, 2025	By:	/s/ Derek J. Maetzold
Derek J. Maetzold President and Chief Executive Officer (Principal Executive Officer)

Date:	November 3, 2025	By:	/s/ Frank Stokes
Frank Stokes Chief Financial Officer (Principal Financial and Accounting Officer)