Form 10-Q
period 2026-03-31
CASTLE BIOSCIENCES INC
filed 2026-05-06
CIK 1447362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of April 29, 2026, there were 30,329,952 shares of common stock, $0.001 par value per share, issued and outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$63,764	$116,729
Marketable investment securities	197,921	182,776
Accounts receivable, net	42,264	43,382
Inventory	10,461	10,254
Prepaid expenses and other current assets	14,491	7,956
Total current assets	328,901	361,097
Long-term accounts receivable, net	1,921	1,878
Property and equipment, net	100,934	97,443
Operating lease assets	14,424	14,795
Goodwill and other intangible assets, net	97,347	99,574
Other assets – long-term	4,278	3,769
Total assets	$547,805	$578,556
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$15,038	$18,711
Accrued compensation	19,111	38,287
Contingent consideration	1,000	1,000
Operating lease liabilities	1,254	1,325
Current portion of long-term debt	1,667	417
Other accrued and current liabilities	10,691	8,937
Total current liabilities	48,761	68,677
Long-term debt	8,399	9,640
Noncurrent portion of contingent consideration	1,500	1,500
Noncurrent operating lease liabilities	25,116	25,217
Noncurrent finance lease liabilities	288	314
Deferred tax liability	2,325	2,335
Total liabilities	86,389	107,683
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized as of March 31, 2026 and December 31, 2025; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 30,295,965 and 29,686,314 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	30	30
Additional paid-in capital	700,255	694,860
Accumulated deficit	(238,806)	(224,284)
Accumulated other comprehensive (loss) income	(63)	267
Total stockholders’ equity	461,416	470,873
Total liabilities and stockholders’ equity	$547,805	$578,556
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
NET REVENUES	$83,679	$87,988
OPERATING EXPENSES
Cost of sales (exclusive of amortization of acquired intangible assets)	20,533	16,383
Research and development	14,428	12,588
Selling, general and administrative	64,899	58,620
Amortization of acquired intangible assets	2,226	28,325
Total operating expenses, net	102,086	115,916
Operating loss	(18,407)	(27,928)
Interest income	2,545	3,099
Net gains (losses) on equity securities	2,022	(1,425)
Interest expense	(134)	(17)
Other loss	(439)	—
Loss before income taxes	(14,413)	(26,271)
Income tax expense (benefit)	109	(423)
Net loss	$(14,522)	$(25,848)

Loss per share, basic and diluted	$(0.49)	$(0.90)

Weighted-average shares outstanding, basic and diluted	29,889	28,609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(14,522)	$(25,848)
Other comprehensive loss:
Net unrealized loss on marketable investment securities	(330)	(99)
Comprehensive loss	$(14,852)	$(25,947)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2025	28,483,195	$28	$655,703	$(200,126)	$230	$455,835
Stock-based compensation expense	—	—	11,179	—	—	11,179
Exercise of common stock options	6,331	—	18	—	—	18
Issuance of common stock from vested restricted stock units, net of shares withheld for taxes	251,970	1	(2,517)	—	—	(2,516)
Issuance of common stock under the employee stock purchase plan	103,441	—	1,737	—	—	1,737
Net unrealized loss on marketable investment securities	—	—	—	—	(99)	(99)
Net loss	—	—	—	(25,848)	—	(25,848)
BALANCE, MARCH 31, 2025	28,844,937	$29	$666,120	$(225,974)	$131	$440,306

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2026	29,686,314	$30	$694,860	$(224,284)	$267	$470,873
Stock-based compensation expense	—	—	9,776	—	—	9,776
Exercise of common stock options	28,494	—	322	—	—	322
Issuance of common stock from vested restricted stock units and performance-based restricted stock units, net of shares withheld for taxes	486,737	—	(6,598)	—	—	(6,598)
Issuance of common stock under the employee stock purchase plan	94,420		1,895	—	—	1,895
Net unrealized loss on marketable investment securities	—	—	—	—	(330)	(330)
Net loss	—	—	—	(14,522)	—	(14,522)
BALANCE, MARCH 31, 2026	30,295,965	$30	$700,255	$(238,806)	$(63)	$461,416
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net loss	$(14,522)	$(25,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,929	29,764
Stock-based compensation expense	9,776	11,179
Net (gains) losses on equity securities	(2,022)	1,425
Deferred income taxes	(10)	(770)
Accretion of discounts on marketable investment securities	(454)	(1,435)
Other	532	30
Change in operating assets and liabilities:
Accounts receivable	1,075	(5,217)
Prepaid expenses and other current assets	(6,667)	(3,364)
Inventory	(207)	1,286
Operating lease assets	371	420
Other assets	(530)	(38)
Accounts payable	3,193	615
Operating lease liabilities	(172)	(526)
Accrued compensation	(19,176)	(14,698)
Other accrued and current liabilities	2,755	1,141
Net cash used in operating activities	(22,129)	(6,036)

INVESTING ACTIVITIES
Purchases of marketable investment securities	(55,136)	(48,431)
Proceeds from maturities of marketable investment securities	39,100	36,300
Purchases of debt securities classified as held-to-maturity	—	(5,569)
Proceeds from sale of equity securities	2,681	—
Purchases of property and equipment	(12,455)	(4,740)
Proceeds from sale of property and equipment	7	9
Net cash used in investing activities	(25,803)	(22,431)

FINANCING ACTIVITIES
Proceeds from exercise of common stock options	322	18
Payment of employees’ taxes on vested restricted stock units and performance-based restricted stock units	(6,598)	(2,515)
Proceeds from contributions to the employee stock purchase plan	1,267	970
Repayment of principal portion of finance lease liabilities	(24)	(26)
Net cash used in financing activities	(5,033)	(1,553)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(52,965)	(30,020)
Beginning of period	116,729	119,709
End of period	$63,764	$89,689
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2026	2025
DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued purchases of property and equipment	$4,097	$3,217
Finance lease assets obtained in exchange for lease obligations	$—	$44
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization and Description of Business
Castle Biosciences, Inc. (the “Company,” “we,” “us” or “our”) was incorporated in the state of Delaware on September 12, 2007. We are a commercial-stage diagnostics company focused on providing clinicians and their patients with personalized, clinically actionable information to inform treatment decisions and improve health outcomes. We are based in Friendswood, Texas (a suburb of Houston, Texas), and our laboratory operations are conducted at our facilities located in Phoenix, Arizona and Pittsburgh, Pennsylvania.

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
We have a history of recurring net losses and negative cash flows and as of March 31, 2026, we had an accumulated deficit of $238.8 million. We believe our $63.8 million of cash and cash equivalents and $197.9 million of marketable investment securities as of March 31, 2026, and anticipated revenue from our test reports, will be sufficient to meet our cash requirements through at least the 12-month period following the date that these unaudited condensed consolidated financial statements were issued.
Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheet as of March 31, 2026; the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of stockholders’ equity, each for the three months ended March 31, 2026 and 2025; and the condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our consolidated financial position as of March 31, 2026, the results of our consolidated operations for the three months ended March 31, 2026 and 2025 and our consolidated cash flows for the three months ended March 31, 2026 and 2025. The financial data and other information disclosed in these notes related to the three months ended March 31, 2026 and 2025 are also unaudited. The results for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period. The balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission on February 26, 2026.
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
Cash and Cash Equivalents including Concentrations of Credit Risk
Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. Our cash equivalents consist of money market funds, which are not insured by the Federal Deposit Insurance Corporation (“FDIC”), that are primarily invested in short-term United States (“U.S.”) government obligations. Cash deposits at financial institutions may exceed the amount of insurance provided by the FDIC. Management believes that we are not exposed to significant credit risk on our cash deposits due to the financial position of the financial institutions in which deposits are held.
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
Our equity securities consist of investments in shares of common stock which are listed and traded on the Nasdaq Global Market and certain foreign exchanges. All equity securities are recognized in accordance with ASC Topic 321, Investments-Equity Securities (“ASC 321”) and reported at their readily determinable fair values based on quoted market prices where changes in fair value are included in net gains (losses) on equity securities in the condensed consolidated statements of operations. For investments denominated in a foreign currency, the fair value is remeasured into U.S. dollars using exchange rates in effect at each balance sheet date in accordance with ASC Topic 830, Foreign Currency Matters (“ASC 830”). As a result, changes in fair value include the effects of both market price movements and foreign currency exchange rate fluctuations. All changes in a marketable security’s fair value are reported in earnings as they occur, and the sale of our equity securities does not necessarily give rise to a significant gain or loss. Investments in equity securities are classified as either current or long-term depending upon management’s intentions. We updated our terminology to refer to these investments as equity securities rather than trading securities to align with the terminology in ASC 321. See Notes 5 and 11 for further details.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Contingent Consideration
Under the terms of business combinations or asset acquisitions, we may be required to pay additional consideration if specified future events occur or certain conditions are met. In May 2025, we acquired Capsulomics, Inc., d/b/a Previse (“Previse”), which was recorded as an asset acquisition, and agreed to pay additional consideration of up to $2.5 million in cash based on the achievement of certain commercial milestones (the “Earnout Payments”). We account for the contingent consideration as a liability in accordance with ASC 450-20, Loss Contingencies (“ASC 450-20”) when it is both probable and reasonably estimable. In accordance with ASC 450-20, we recorded the contingent consideration at the amount required to settle the respective obligation, and subsequent changes are recognized as adjustments to the cost basis of the acquired assets. These changes are allocated to the acquired assets based on their relative fair values as of the date of acquisition. In December 2025 and March 2026, two commercial milestones were achieved, resulting in aggregate Earnout Payments of $1.0 million becoming payable. The payment related to the initial milestone was extended. Both earnout payments are expected to be made within 60 days following the end of the period.
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
In June 2025, we entered into a Collaboration and License Agreement with SciBase Holding AB (“SciBase”). Following approval under the Swedish Screening of Foreign Direct Investments Act in the third quarter of 2025, we completed our investment in SciBase. The agreement aims to jointly develop diagnostic tests for dermatologic diseases, initially focused on atopic dermatitis, by combining SciBase’s Electrical Impedance Spectroscopy technology with our diagnostic and development expertise. Under the arrangement, we hold development and commercialization rights in North America, while SciBase retains rights in certain other territories. SciBase is entitled to royalties on our product sales, a mark-up on product sales to us, and a milestone payment upon achieving specified sales thresholds. Development costs are shared; however, SciBase deferred its initial clinical development costs for the initial indication and we will recover those costs through future royalty payments reductions.
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

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
We accrue an allowance for credit losses against our accounts receivable based on management’s current estimate of amounts that will not be collected. We have elected the practical expedient under ASC Topic 326, Financial Instruments - Credit Losses (“ASC 326”) to assume that current conditions as of the balance sheet date do not change for the remaining life of our accounts receivable. Accordingly, management’s estimates are based on historical loss information adjusted for current conditions. We generally do not perform evaluations of customers’ financial condition and generally do not require collateral. Historically, our credit losses have not been significant. The allowance for credit losses was zero as of March 31, 2026 and December 31, 2025. Adjustments for implicit price concessions attributable to variable consideration, as discussed below, are incorporated into the measurement of the accounts receivable balances and are not part of the allowance for credit losses.
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
We accounted for the convertible loan as a receivable within the scope of ASC Topic 310, Receivables. The carrying amount of the convertible loan is presented at amortized cost, within other assets - long-term in the condensed consolidated balance sheets. The Convertible Loan Agreement is remeasured into U.S. dollars using exchange rates in effect at each balance sheet date in accordance with ASC 830 with changes in exchange rates recognized in earnings. In addition, the embedded conversion feature to shares of SciBase did not meet the definition of a derivative and was not bifurcated from the host contract under ASC Topic 815, Derivatives and Hedging. We have determined that expected credit losses associated with the loan are insignificant and, accordingly, have not recorded a credit loss allowance under ASC Topic 326-20, Financial Instruments - Credit Losses.
Interest income on the Convertible Loan Receivable is recognized quarterly and included in interest income in the condensed consolidated statements of operations. Accrued interest receivable is recorded within prepaid expenses and other current assets in the condensed consolidated balance sheets.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally ranging from 5 to 39 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the term of the lease. Leasehold improvements primarily relate to office and laboratory facilities in Phoenix, Arizona and Pittsburgh, Pennsylvania, and are generally depreciated over the remaining lease terms, which expire in 2034 and 2033, respectively.
Maintenance and repairs are expensed as incurred, and material improvements are capitalized. Interest costs incurred during the construction of major capital projects are capitalized until the underlying asset is ready for its intended use, at which point the capitalized interest costs are amortized using the straight-line method over the estimated useful life of the underlying asset. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the condensed consolidated balance sheets and any resulting gain or loss is reflected in the condensed consolidated statements of operations in the period realized.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
Accrued Compensation
We accrue for liabilities under discretionary employee and executive bonus plans. Our estimated compensation liabilities are based on progress against corporate objectives approved by our board of directors, compensation levels of eligible individuals and target bonus percentage levels. Our board of directors reviews and evaluates the performance against these objectives and ultimately determines the actual achievement levels attained. We also accrue for liabilities under employee sales incentive bonus plans with accruals based on performance achieved to date compared to established targets. As of March 31, 2026 and December 31, 2025, we accrued approximately $7.9 million and $28.1 million, respectively, for liabilities associated with these bonus plans. These amounts are classified as current accrued liabilities in the condensed consolidated balance sheets based on the expected timing of payment.
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

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Practical Expedient for Certain Current Receivables (“ASU 2025-05”), which provides a practical expedient for estimating expected credit losses on current accounts receivable and contract assets arising from transactions under ASC 606. The practical expedient allows entities to assume that current conditions remain unchanged over the remaining life of the receivables. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, including interim periods within those annual periods. We adopted the standard effective January 1, 2026, with no impact on our consolidated financial statements.
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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which modernizes the accounting for internal-use software costs. The amendments in ASU 2025-06 remove all references to prescriptive and sequential software development stages throughout ASC 350-40. The ASU is effective for annual periods beginning after December 15, 2027, including interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact this update will have on the consolidated financial statements and disclosures.
We have evaluated all other recently issued, but not yet effective, accounting pronouncements and do not believe that these accounting pronouncements will have any material impact on the consolidated financial statements or disclosures upon adoption.

3. Revenue
All of our revenues from contracts with customers are associated with the provision of testing services. Our revenues are primarily attributable to our DecisionDx®-Melanoma test for cutaneous melanoma and our TissueCypher® test for patients diagnosed with Barrett’s esophagus. We also provide our DecisionDx®-UM test for uveal melanoma, MyPath® Melanoma test for patients with melanocytic lesions and our DecisionDx®-SCC test for cutaneous squamous cell carcinoma. IDgenetix®, a pharmacogenomics testing service focused on mental health, was previously offered and discontinued in May 2025.
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

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
In the absence of Medicare coverage, contractually established reimbursements rates or other coverage, we have concluded that our contracts include variable consideration because the amounts paid by Medicare or commercial health insurance carriers may be paid at less than our standard rates or not paid at all, with such differences considered implicit price concessions. Variable consideration attributable to these price concessions is measured at the expected value using the “most likely amount” method under ASC 606. The amounts are estimated using historical average collection rates by test type and payor category taking into consideration the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as the judgment and actions of third parties. Such variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. Variable consideration may be constrained and excluded from the transaction price in situations where there is no contractually agreed upon reimbursement coverage or in the absence of a predictable pattern and history of collectability with a payor. Accordingly, in such situations revenues are recognized on the basis of actual cash collections. Variable consideration for Medicare claims that are not covered by Medicare, including those claims undergoing appeal, is deemed to be fully constrained due to factors outside our influence (e.g., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. Included in revenues for the three months ended March 31, 2026 and 2025 were $0.6 million of net negative and $0.8 million of net positive revenue adjustments, respectively, associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods.
These amounts include (i) adjustments for actual collections versus estimated amounts and (ii) cash collections and the related recognition of revenue in current period for tests delivered in prior periods due to the release of the constraint on variable consideration.
Because our contracts with customers have an expected duration of one year or less, we have elected the practical expedient in ASC 606 to not disclose information about our remaining performance obligations. Any incremental costs to obtain contracts are recorded as selling, general and administrative expenses as incurred due to the short duration of our contracts. Contract balances consisted solely of accounts receivable (both current and noncurrent) as of March 31, 2026 and December 31, 2025.
Disaggregation of Revenues
The table below provides the disaggregation of revenue by type (in thousands):

	Three Months Ended March 31,
	2026	2025
Dermatologic(1)	$41,105	$62,962
Non-Dermatologic(2)	42,574	25,026
Total net revenues	$83,679	$87,988

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
Our significant third-party payors and their related revenues, each of which accounted for more than 10% of total revenues and accounts receivable balances were as follows:

	Percentage of Revenues		Percentage of Accounts Receivable (current) as of		Percentage of Accounts Receivable (noncurrent) as of
	Three Months Ended March 31,
	2026	2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Medicare	40%	47%	19%	18%	*	*
Payor A	14%	15%	14%	15%	17%	16%
Payor B	*	*	17%	22%	*	10%

*    Less than 10%

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
The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in our calculation of diluted loss per share for the three months ended March 31, 2026 and 2025 because to do so would be antidilutive or, in the case of PSUs, the applicable performance conditions have not yet been met (in thousands):

	Three Months Ended March 31,
	2026	2025
Stock options	2,769	2,983
RSUs and PSUs	3,946	3,739
ESPP	256	176
Total	6,971	6,898

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
5. Marketable Investment Securities
Marketable investment securities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Current marketable investment securities:
Equity securities	$8,130	$5,555
Debt securities - AFS	184,194	171,631
Debt securities - HTM	5,597	5,590
Total current marketable investment securities	$197,921	$182,776
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
Equity Securities
The portion of unrealized gains and losses related to equity securities still held during the period is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Net gains (losses) on equity securities	$2,022	$(1,425)
Less: Net loss recognized on equity securities sold	(127)	—
Net unrealized gains (losses) recognized on equity securities still held	$2,149	$(1,425)

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Debt Securities
The following tables present our debt securities (in thousands):

	March 31, 2026
	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
U.S. government securities - AFS	$184,257	$60	$(123)	$184,194
U.S. government securities - HTM	5,597	2	—	5,599
Total debt securities	$189,854	$62	$(123)	$189,793

	December 31, 2025
	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
U.S. government securities - AFS	$171,364	$269	$(2)	$171,631
U.S. government securities - HTM	5,590	11	—	5,601
Total debt securities	$176,954	$280	$(2)	$177,232
Our U.S. government securities includes both AFS and HTM securities. The AFS securities are available to be sold to meet operating needs or otherwise, but are generally held through maturity. We classify all AFS investments as current assets, as these are readily available for use in current operations. As of March 31, 2026 and December 31, 2025, all of our AFS securities had contractual maturities of one year or less.
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
For the three months ended March 31, 2026 and 2025, unrealized losses on our AFS and HTM U.S. government securities are not attributed to credit risk. We believe that an allowance for credit losses is unnecessary because the unrealized losses on certain of our marketable investment securities are due to market factors. The allowance for credit losses was zero as of March 31, 2026 and December 31, 2025.
There were no realized gains or losses on sales of debt securities for the three months ended March 31, 2026 and 2025. In addition, no credit-related or noncredit-related impairment losses were recorded for the three months ended March 31, 2026 and 2025.
Accrued interest receivable for our AFS and HTM U.S. government securities is included in prepaid expenses and other current assets in the condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, the accrued interest receivable related to AFS securities was $1.3 million and $1.1 million, respectively. As of March 31, 2026 and December 31, 2025, the accrued interest receivable related to HTM securities was immaterial.
Additional information relating to the fair value of marketable investment securities can be found in Note 11.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Land	$7,245	$7,245
Building	43,872	—
Lab equipment	33,602	33,034
Leasehold improvements	14,875	14,834
Computer equipment	6,372	5,920
Furniture and fixtures	4,081	3,648
Construction-in-progress	10,751	51,059
Total	120,798	115,740
Less: Accumulated depreciation	(19,864)	(18,297)
Property and equipment, net	$100,934	$97,443
In 2025, construction-in-progress related primarily to construction of our new headquarters in Friendswood, Texas, which was substantially completed in February 2026. Upon completion, we commenced depreciation of the capitalized construction costs of the building over an estimated useful life of 39 years. As of March 31, 2026, construction-in-progress related primarily to leasehold improvements for our office and laboratory facilities in Scottsdale, Arizona.
Depreciation expense was recorded in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of sales (exclusive of amortization of acquired intangible assets)	$1,158	$903
Research and development	129	94
Selling, general and administrative	416	442
Total	$1,703	$1,439

7. Goodwill and Other Intangible Assets, Net
Goodwill
We had a single reportable segment consisting of a single operating segment where the operating segment and the single reporting unit were the same as of March 31, 2026 and December 31, 2025, where all goodwill was allocated. As of March 31, 2026 and December 31, 2025, our goodwill was $10.7 million. There were no accumulated impairments of goodwill as of March 31, 2026 or December 31, 2025.
See Note 15 for additional information on our reportable segment.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Other Intangible Assets, Net
Our other intangible assets, net consisted of the following (in thousands):

	March 31, 2026
	Gross carrying value	Accumulated amortization	Net	Weighted-Average Remaining Life (in years)
Developed technology	$153,500	$(66,920)	$86,580	10.0
Assembled workforce	563	(487)	76	0.7
Total other intangible assets, net	$154,063	$(67,407)	$86,656

	December 31, 2025
	Gross carrying value	Accumulated amortization	Net	Weighted-Average Remaining Life (in years)
Developed technology	$153,500	$(64,721)	$88,779	10.3
Assembled workforce	563	(460)	103	0.9
Total other intangible assets, net	$154,063	$(65,181)	$88,882
During the first quarter of 2025, we made the decision to discontinue our IDgenetix test offering, effective May 2025. As a result of this decision, we further revised the estimated useful life of the asset and determined that the intangible asset should be fully amortized as of March 31, 2025. This change resulted in an acceleration of amortization expense of approximately $20.1 million.
Amortization expense of intangible assets was $2.2 million and $28.3 million for the three months ended March 31, 2026 and 2025, respectively.

8. Other Accrued and Current Liabilities
Other accrued and current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued service fees	$4,007	$3,213
Clinical studies	2,718	2,674
Self-insurance liability	2,333	—
ESPP contributions	296	924
Other	1,337	2,126
Total	$10,691	$8,937

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
9. Long-Term Debt
Our long-term debt is presented in the table below (in thousands):

	March 31, 2026	December 31, 2025
Term debt	$10,200	$10,200
Unamortized discount	(134)	(143)
Total debt, net	10,066	10,057
Less: Current portion of long-term debt	(1,667)	(417)
Total long-term debt	$8,399	$9,640
Future maturities of principal amounts on long-term debt as of March 31, 2026 were as follows (in thousands):

Years Ending December 31,
2026	$417
2027	5,000
2028	4,583
Total	$10,000
2024 Loan and Security Agreement
On March 26, 2024 (the “Closing Date”), we entered into a Loan and Security Agreement, as amended in April 2025 (the “2024 LSA”), by and between us, our wholly owned subsidiary, Castle Narnia Real Estate Holding 1, LLC and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (the “Lender”). The 2024 LSA provides for (i) a term loan in the principal amount of $10.0 million, which was drawn on the Closing Date (the “2024 Term Loan”), and (ii) a $25.0 million line of credit which expired undrawn on September 30, 2025.
The obligations under the 2024 LSA are secured by substantially all of our assets, excluding intellectual property, the real property held by us, and are subject to certain other exceptions and limitations. We have the right to prepay the 2024 LSA in whole. Amounts repaid may not be reborrowed.
The 2024 LSA contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be liable for immediate repayment of all obligations under the 2024 LSA. Should we seek to further amend the terms of the 2024 LSA, the consent of the Lender would be required. As of March 31, 2026, we were in compliance with all of the covenants.
The 2024 LSA bears interest at a floating rate equal to the greater of (a) the WSJ Prime Rate plus 0.25% or (b) 6.00% per annum. The 2024 Term Loan was interest-only from the Closing Date through November 30, 2025, however, on August 26, 2025, we elected to exercise our option to extend the interest-only period to December 1, 2026. Beginning in December 2026, the principal payments will be made in equal monthly installments through the maturity date of November 1, 2028.
In addition, we are required to make a final payment equal to 2.00% of the aggregate original principal amounts of the 2024 Term Loan, due at maturity or upon full repayment.
2024 Term Loan
On the Closing Date, we drew $10.0 million under the 2024 Term Loan. We are obligated to make a final payment of $0.2 million under the terms of the 2024 LSA final payment provisions. A discount on debt equal to this obligation was recorded on the draw date and is being amortized as additional interest expense using the effective interest method over the term of the debt. As of March 31, 2026, no payment on principal has been made and the weighted-average effective interest rate for all outstanding debt under the 2024 Term Loan was 7.69%.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Interest Expense on Long-Term Debt
Interest expense on long-term debt consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest expense on long term debt	$184	$202
Less: Capitalized interest	(58)	(194)
Total	$126	$8

10. Leases
Unit 1 Pittsburgh Lease
On March 19, 2026, we entered into a lease agreement with Faros ACA RE, LLC for approximately 21,000 square feet of additional office and laboratory space in Pittsburgh, Pennsylvania within a building we already partially occupy (the “Unit 1 Pittsburgh Lease”). The lease has an initial term of approximately 11 years and will commence upon completion of landlord-provided leasehold improvements. The lease includes tenant improvement allowances and provides for an extension option and a one-time early termination option, each subject to certain conditions.
As of March 31, 2026, the Unit 1 Pittsburgh Lease has not commenced, and accordingly, we have not recognized a right-of-use asset or lease liability in our condensed consolidated balance sheet.

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

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The tables below provide information, by level within the fair value hierarchy, of our financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 (in thousands):

	As of March 31, 2026
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds(1)	$68,684	$—	$—	$68,684
U.S. government securities - AFS(2)	$184,194	$—	$—	$184,194
Equity securities(2)	$8,130	$—	$—	$8,130
Liabilities
Term Debt(3)(4)	$—	$10,066	$—	$10,066

	As of December 31, 2025
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds(1)	$108,914	$—	$—	$108,914
U.S. government securities - AFS(2)	$171,631	$—	$—	$171,631
Equity securities(2)	$5,555	$—	$—	$5,555
Liabilities
Term Debt(3)(4)	$—	$10,057	$—	$10,057

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
The Convertible Loan Receivable with SciBase is carried at amortized cost which approximates fair value due to the variable interest rate and market-based terms of the instrument. Fair value is estimated using a discounted cash flow model. The inputs used to fair value the Convertible Loan Receivable are classified as Level 2 in the fair value hierarchy and include a three-month STIBOR and a market credit spread. For additional information on the carrying amount and estimated fair value of our Convertible Loan Receivable, see Note 2.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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

13. Stock Incentive Plans and Stock-Based Compensation
Equity Incentive Plan
On July 24, 2019, we adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides for automatic annual increases to the number of shares authorized for issuance, equal to 5% of our common shares outstanding as of the immediately preceding year end, through January 1, 2029. Under this provision, effective January 1, 2026, an additional 1,484,315 shares became available under the 2019 Plan. As of March 31, 2026, 1,590,533 shares remained available for grant under the 2019 Plan.
Inducement Plan
On December 22, 2022, our board of directors approved the 2022 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the granting of awards as inducement material to the grantee’s entering into employment with us to the extent such grantee was not previously an employee of ours or is entering into employment following a bona fide period of non-employment with us. As of March 31, 2026, there were 746,182 shares available for grant under the amended Inducement Plan.
Stock Options
Stock option activity under our stock plans for the three months ended March 31, 2026 is set forth below:

		Weighted-Average
	Stock Options Outstanding	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2025	2,784,432	$36.53
Granted	—	$—
Exercised	(28,494)	$11.30
Forfeited/Cancelled	(12,590)	$53.51
Balance as of March 31, 2026	2,743,348	$36.71	4.3	$9,262
Exercisable as of March 31, 2026	2,740,690	$36.72	4.3	$9,262

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Restricted Stock Units
The following table summarizes our RSU activity for the three months ended March 31, 2026:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2025	3,395,762	$22.42
Granted	1,268,848	$27.57
Vested(1)	(628,644)	$22.12
Forfeited/Cancelled	(52,647)	$24.21
Balance as of March 31, 2026	3,983,319	$24.08

(1)The aggregate number of shares withheld upon vesting for employee tax obligations was 201,867 for the three months ended March 31, 2026.
Performance-Based Restricted Stock Units
The following table summarizes our PSU activity for the three months ended March 31, 2026:

	Performance-Based Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2025	350,144	$21.72
Granted	172,397	$27.57
Vested(1)	(88,757)	$21.23
Forfeited/Cancelled	—	$—
Balance as of March 31, 2026	433,784	$24.15

(1)The aggregate number of shares withheld upon vesting for employee tax obligations was 28,797 for the three months ended March 31, 2026.
Employee Stock Purchase Plan
The ESPP provides for certain automatic increases in the number of shares of common stock reserved for issuance, which resulted in an additional 296,863 shares becoming available under the ESPP effective January 1, 2026. During the three months ended March 31, 2026, we issued 94,420 shares of common stock pursuant to scheduled purchases under the ESPP. As of March 31, 2026, 1,373,056 shares remained available for issuance under the ESPP.
Determining Fair Value - Summary of Assumptions
The following table sets forth assumptions used to determine the fair value of the purchase rights issued under the ESPP:

	Three Months Ended March 31,
	2026	2025
Average expected term (years)	1.2	1.2
Expected stock price volatility	54.54% - 58.00%	56.55% - 85.21%
Risk-free interest rate	3.41% - 3.61%	3.88% - 4.22%
Dividend yield	—%	—%
We use the closing price of our common stock on the date of grant to determine the fair value of RSUs and PSUs.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Fair Value
There were no stock options granted for the three months ended March 31, 2026 and 2025. For the three months ended March 31, 2026 and 2025, the weighted-average grant date fair value of the purchase rights granted under the ESPP was $11.27 and $9.43 per share, respectively.
Stock-Based Compensation Expense
Stock-based compensation expense is included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of sales (exclusive of amortization of acquired intangible assets)	$1,257	$1,456
Research and development	1,443	1,895
Selling, general and administrative	7,076	7,828
Total stock-based compensation expense	$9,776	$11,179
Included in total stock-based compensation expense is $0.2 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively, from the accelerated recognition of expense for modifications of awards falling in scope of the Retirement Policy.
As of March 31, 2026, the total unrecognized stock-based compensation cost related to outstanding awards was $94.5 million, which is expected to be recognized over a weighted-average period of 2.8 years. The total unrecognized compensation cost will be adjusted for forfeitures in future periods as they occur.

14. Income Taxes
Our effective tax rate was immaterial for the three months ended March 31, 2026 and 2025.
The effective rate for the three months ended March 31, 2026 and 2025 differed from our federal statutory rate of 21% primarily due to the tax impact from the valuation allowance for current year activity, state income taxes and the non-deductibility of other permanent items.

15. Segment and Related Information
We derive revenues through the delivery of test reports for our molecular diagnostic tests. All of our operations are located within the U.S. and our business is focused on the U.S. market.
We have a single reportable segment consisting of a single operating segment.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The measures of segment profit or loss for our single reportable segment were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Net revenues from external customers(1)	$83,679	$87,988

Significant segment expenses:
Personnel costs	58,367	52,200
Organizational and marketing costs	15,594	14,229
Inventory usage	6,437	4,731
Clinical studies and publication costs	2,542	2,085
Professional services	3,007	3,576
Other segment items	12,254	37,015
Segment loss	$(14,522)	$(25,848)

(1)For information on disaggregation of segment revenue by type and information about payor concentration, see Note 3.
Other Segment Items
Other segment items include all other operating expenses types, including IT service and software licensing costs, fixed and variable expenses incurred for leasing of facilities and equipment, depreciation and amortization, gain or losses on disposal of fixed assets in the routine course of business, fair value adjustment for equity securities, realized gains or losses on investment securities, administrative costs, expense for use of prepaids, including insurance premiums and warranties for lab equipment, public company costs (less audit fees), interest and other non-operating loss or income, and income tax expense or benefits. Our CODM does not individually review budgets or results for these activities.
Other amounts included in the measure of segment profit or loss were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest income	$2,545	$3,099
Interest expense	(134)	(17)
Depreciation and amortization	3,929	29,764
Income tax expense (benefit)	109	(423)
Stock-based compensation expense	9,776	11,179
Net gains (losses) on equity securities	2,022	(1,425)
Total assets for our reportable segment were located in the U.S. and were $547.8 million and $578.6 million as of March 31, 2026 and December 31, 2025, respectively. Expenditures for additions to long-lived assets were $5.2 million and $5.7 million for the three months ended March 31, 2026, and 2025, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q with our audited financial statements and notes thereto as of and for the years ended December 31, 2025, and 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, including the section entitled “Critical Accounting Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2026. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Castle Biosciences, Inc.
Forward-Looking Statements
The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipate,” “believe,” “could”, “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “project,” “will,” “would” or the negative or plural of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions or expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in the 2025 10-K, Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements, except as may be required by law.
Overview
Castle Biosciences, Inc. is a molecular diagnostics company offering innovative test solutions to aid clinicians in the diagnosis and treatment of dermatologic cancers, Barrett’s esophagus (“BE”), atopic dermatitis (“AD”), and uveal melanoma (“UM”).
Our Test Portfolio
We currently offer six commercially available proprietary multi-analyte assays with algorithmic analysis (“MAAA”) tests for use in the fields of dermatology, gastroenterology, ophthalmology, and most recently includes a test to guide systemic treatment decisions in moderate-to-severe atopic dermatitis.
Our revenue is primarily generated by our DecisionDx-Melanoma risk stratification test for cutaneous melanoma (“CM”) and our TissueCypher risk stratification test for BE which is supplemented by revenue generated from our DecisionDx-UM risk stratification test for UM.
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

Test Overview
Our Dermatology Tests
DecisionDx-Melanoma is our proprietary risk stratification gene expression profile (“GEP”) test designed to predict the likelihood of a positive sentinel lymph node and the risk of metastasis or recurrence for patients diagnosed with invasive CM. In a typical year, we estimate that approximately 130,000 patients are diagnosed with invasive CM in the U.S., representing an estimated U.S. total addressable market (“TAM”) of approximately $540 million. We estimate that approximately 50% of patients diagnosed with CM are 65 years of age or older.
AdvanceAD-Tx is a non-invasive GEP test designed to guide systemic treatment selection for patients aged 12 years and older with moderate-to-severe AD. The test evaluates the expression of 487 genes across 12 known immune, inflammatory and skin-related pathways to identify the underlying biology driving an individual patient’s disease. Results classify patients into one of two molecular profiles: Janus Kinase (“JAK”) Inhibitor Responder Profile or T helper 2 (“Th2”) Molecular Profile. Using multiple data sources focused on one-year prevalence, we estimate that there are approximately 10 million individuals ages 12 and older in the U.S. with moderate-to-severe AD, representing an estimated U.S. TAM of approximately $33 billion. We commenced a limited access launch of the AdvanceAD-Tx test in November 2025.
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
MyPath Melanoma is our proprietary, diagnostic GEP test for use in patients with difficult-to-diagnose melanocytic lesions. Of the 2 million suspicious pigmented lesions biopsied annually in the U.S., we estimate that approximately 300,000 of those present difficult-to-diagnose melanocytic lesion, representing an estimated U.S. TAM of approximately $600 million.
Our Gastroenterology Test
TissueCypher is our proprietary risk stratification spatialomics test designed to predict future development of high-grade dysplasia (“HGD”) and/or esophageal cancer in patients with non-dysplastic (“ND”), indefinite dysplasia (“IND”) or low-grade dysplasia (“LGD”) BE. We estimate a U.S. TAM of approximately $1 billion. In May 2025, we expanded our BE capabilities through the acquisition of Capsulomics, Inc., d/b/a Previse (“Previse”), which includes methylation-based intellectual property and the Esopredict risk-stratification test. We expect these assets to support the future development of TissueCypher and enable the potential incorporation of additional molecular modalities. Beginning in the first quarter of 2026, we began offering Esopredict as a supplemental option when TissueCypher does not produce an actionable result. Revenue and test volume from Esopredict have not been material to date.
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
We bill third-party payors and patients for the tests we perform. We have received Medicare coverage for our DecisionDx-Melanoma, TissueCypher, MyPath Melanoma and DecisionDx-UM tests which meet certain criteria for Medicare and Medicare Advantage beneficiaries. DecisionDx-SCC previously received Medicare coverage, which was subsequently impacted by LCD changes finalized in 2025.

The Medicare rates discussed below are prior to giving effect to applicable sequestration in effect from time to time as described in further detail under “Government Regulation and Product Approval—Healthcare Reform” included in Item 1, Business, of the 2025 10-K.
DecisionDx-Melanoma
DecisionDx-Melanoma tests are processed from our Phoenix laboratory and since the second quarter of 2022, have been covered under “foundational” local coverage determinations (“LCD” or “LCDs”) finalized by Medicare Administrative Contractors (“MACs”) Palmetto and Noridian.
CMS reviewed and approved DecisionDx-Melanoma for ADLT status in 2019. Our rate is set annually based upon the median private payor rate for the first half of the second preceding calendar year. For example, the rate for 2026 was set using median private payor rate data from January 1, 2024 to June 30, 2024. Our rate for 2024 and 2025 was $7,193 per test and remains $7,193 per test for 2026.
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
CMS reviewed and approved TissueCypher for ADLT status in 2022. Effective January 1, 2023, the published Clinical Laboratory Fee Schedule (“CLFS”) rate for TissueCypher was set at $4,950 per test and remained effective through December 31, 2024. This rate was based on the median private payor rates received between April 1, 2022 and August 31, 2022. Beginning with 2025, the rate for TissueCypher has been set annually based on the median private payor rate for the first half of the second preceding calendar year. The rate for 2026 was set using median private payor rate data from January 1, 2024 to June 30, 2024. Our rate for 2025 was $4,950 per test and remains $4,950 per test for 2026.
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
CMS reviewed and approved DecisionDx-SCC for ADLT status in 2023. Effective July 1, 2023 and through March 31, 2024, CMS set the initial period rate equal to the list price of $8,500 per test. Effective April 1, 2024, we continued receiving reimbursement at a rate of $8,500 per test, set by CMS using median private payor rate data for the period July 1, 2023 and November 30, 2023, and this rate remained effective through December 31, 2025. Our rate for 2025 was $8,500 per test and remains $8,500 per test for 2026.
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

CMS reviewed and approved MyPath for ADLT status in 2019. Our rate is set annually based upon the median private payor rate for the first half of the second preceding calendar year. For example, the rate for 2026 was set using median private payor rate data from January 1, 2024 to June 30, 2024. Our rate for 2024 and 2025 was $1,950 per test and remains $1,950 per test for 2026.
DecisionDx-UM
DecisionDx-UM tests are processed from our Phoenix laboratory and are covered under LCDs finalized by MAC administrators Palmetto and Noridian in July 2017.
CMS reviewed and approved DecisionDx-UM for ADLT status in 2019. Our rate is set annually based upon the median private payor rate for the first half of the second preceding calendar year. For example, the rate for 2026 was set using median private payor rate data from January 1, 2024 to June 30, 2024. Our rate for 2024 and 2025 was $7,776 per test and remains $7,776 per test for 2026.
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
The number of test reports delivered by us are presented in the table below:

For the Three Months Ended March 31, 2026
Q1
DecisionDx-Melanoma	10,021
DecisionDx‑SCC	3,702
MyPath Melanoma	973
Dermatologic Total	14,696
TissueCypher	11,745
DecisionDx-UM	492
Grand Total	26,933

For the Three Months Ended March 31, 2025
Q1
DecisionDx-Melanoma	8,621
DecisionDx‑SCC	4,375
MyPath Melanoma	926
Dermatologic Total	13,922
TissueCypher	7,432
DecisionDx-UM	470
IDgenetix(1)	2,578
Grand Total	24,402

(1)The IDgenetix test was discontinued effective May 2025.

For the three months ended March 31, 2026, our test report volume increased by 10% compared to the same period in 2025. Our dermatologic test report volume increased by 6% for the three months ended March 31, 2026 compared to the prior period in 2025, largely driven by continued growth from our DecisionDx-Melanoma test. TissueCypher increased by 58% for the three months ended March 31, 2026, compared to the prior period in 2025, further contributing to the overall volume increase. For a discussion of how we recognize revenue derived from our tests, refer to “Components of Results of Operations—Net Revenues” below.
For our AdvanceAD-Tx product line, we received approximately 650 orders during the three months ended March 31, 2026, while still in the initial limited access phase. We believe early adoption reflects clinician interest in integrating AdvanceAD-Tx into existing AD treatment pathways. We plan to expand availability in a phased manner throughout the remainder of 2026.
For our DecisionDx-SCC product line, we continue to see opportunities for leverage, where many of the clinicians ordering our DecisionDx-Melanoma are the same clinicians who order our DecisionDx-SCC test. During the three months ended March 31, 2026, approximately 54% of all clinicians ordering DecisionDx-SCC had also ordered our DecisionDx-Melanoma test during that same period.
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
Other Events
Impact of Macroeconomic Conditions
Macroeconomic conditions, including uncertainties associated with the ongoing conflicts in the Middle East, including the conflict between the U.S. and Iran, the ongoing conflict between Ukraine and Russia and related sanctions, economic slowdowns, the recent shutdown of the federal government including regulatory agencies, public health crises, labor shortages, recessions or market corrections, supply chain disruptions, inflation and monetary policy shifts, current or proposed international tariffs, trade restrictions and retaliatory trade measures, cybersecurity threats, liquidity concerns at, and potential failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, higher interest rates and financial and credit market fluctuations, volatility in the capital markets and other evolving macroeconomic developments, continue to have direct and indirect impacts on our business and could in the future materially impact our results of operations and financial condition. We continue to actively monitor the impact of these macroeconomic factors on our results of operations, financial condition and cash flows. The extent of the impact of these factors on our operational performance and financial condition, including our ability to execute our business strategies and initiatives in the expected timeframe, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business.
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
We generate revenues from the sale of our products. Currently, our revenues are primarily derived from the sale of DecisionDx-Melanoma, TissueCypher and DecisionDx-UM. We bill third-party payors and patients for the tests we perform.
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
Gross margin and gross margin percentage are key indicators we use to assess our business. See the table in “Results of Operations—Comparison of the Three Months Ended March 31, 2026 and 2025” for details.
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
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets is primarily associated with developed technology obtained through acquisitions, such as our acquisitions of the Myriad MyPath Laboratory in May 2021, Cernostics in December 2021, and Previse in May 2025.
Interest Income
Interest income consists primarily of earnings on cash and cash equivalents, primarily money market funds, and our short-term U.S. government obligations are a component of our marketable investment securities.
Net Gains (Losses) on Equity Securities
Net gains (losses) on equity securities are primarily attributable to realized and unrealized gains and losses on our equity securities which we present as marketable investment securities.
Interest Expense
Interest expense is primarily attributable to long-term debt and finance leases.

Other Loss
Other loss is primarily attributable to unrealized foreign currency losses and gains on our foreign currency-denominated investments and loan receivable, which are presented as marketable investment securities and other assets, respectively.
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
Income tax expense consists primarily of income taxes related to federal and state jurisdictions in which we conduct business. Income tax benefit is primarily due to the revised estimated useful life of our intangible asset related to the discontinuation of our IDgenetix test offering in May 2025, which resulted in a temporary difference and a corresponding deferred tax asset. We maintain a full valuation allowance for deferred tax assets including operating loss carryforwards and R&D credits and other tax credits.
As of December 31, 2025, we had federal NOL carryforwards of $134.8 million, of which $52.9 million will begin to expire in 2032 if not utilized to offset federal taxable income, and $81.9 million may be carried forward indefinitely. Also, as of December 31, 2025, we also had state NOL carryforwards of $113.0 million, which begin to expire in 2030 if not utilized to offset state taxable income.
Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2026	2025
	(unaudited)
NET REVENUES	$83,679	$87,988	$(4,309)	(4.9)%
OPERATING EXPENSES
Cost of sales (exclusive of amortization of acquired intangible assets)	20,533	16,383	4,150	25.3%
Research and development	14,428	12,588	1,840	14.6%
Selling, general and administrative	64,899	58,620	6,279	10.7%
Amortization of acquired intangible assets	2,226	28,325	(26,099)	(92.1)%
Total operating expenses, net	102,086	115,916	(13,830)	(11.9)%
Operating loss	(18,407)	(27,928)	9,521	34.1%
Interest income	2,545	3,099	(554)	(17.9)%
Net gains (losses) on equity securities	2,022	(1,425)	3,447	241.9%
Interest expense	(134)	(17)	(117)	(688.2)%
Other loss	(439)	—	(439)	NA
Loss before income taxes	(14,413)	(26,271)	11,858	45.1%
Income tax expense (benefit)	109	(423)	532	125.8%
Net loss	$(14,522)	$(25,848)	$11,326	43.8%

NA = Not applicable

Net Revenues
The following table provides a disaggregation of net revenues by type (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
	(unaudited)
Dermatologic(1)	$41,105	$62,962	$(21,857)
Non-Dermatologic(2)	42,574	25,026	17,548
Total net revenues	$83,679	$87,988	$(4,309)

(1)Consists of DecisionDx-Melanoma, DecisionDx-SCC and MyPath Melanoma.
(2)Consists of TissueCypher, DecisionDx-UM and IDgenetix.

Net revenues for the three months ended March 31, 2026 decreased by $4.3 million, or 4.9%, to $83.7 million compared to the three months ended March 31, 2025, due to a $21.9 million decrease in revenues from our dermatologic tests, partially offset by a $17.5 million increase in revenues from our non-dermatologic tests.
The $21.9 million decrease in revenues from our dermatologic tests was primarily due to the loss of Medicare coverage for our DecisionDx-SCC test effective April 24, 2025, partially offset by an increase in DecisionDx-Melanoma revenues, which was primarily driven by a 16% increase in test report volumes and, to a lesser extent, a higher realized average selling price (“ASP”).
The $17.5 million increase in revenues from our non-dermatologic tests was largely attributable to a 58% increase in test report volumes for our TissueCypher test, and, to a much lesser extent, a higher realized ASP. The increase in TissueCypher test report volumes reflects growth driven by our sales force efforts. Net revenues from our non-dermatologic tests as a percentage of total net revenues increased from 28.4% for the three months ended March 31, 2025 to 50.9% for the three months ended March 31, 2026.
Cost of Sales (exclusive of amortization of acquired intangible assets)
Cost of sales (exclusive of amortization of acquired intangible assets) for the three months ended March 31, 2026 increased by $4.2 million, or 25.3%, compared to the three months ended March 31, 2025, primarily due to higher expenses for lab supplies, higher lab services cost, higher personnel costs, and higher depreciation expense. The increase in expenses for lab supplies and lab services expense was driven by higher test report volumes. Increases in personnel costs reflect a higher headcount, due to additions made to support business growth in response to growing test report volumes, as well as merit and annual inflationary wage adjustment for existing employees. The higher depreciation expense reflects continued investment in and expansion of our laboratory facilities.
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

Gross Margin
The following table presents the calculation of gross margin (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025	Change
	(unaudited)
Net revenues	$83,679	$87,988	$(4,309)
Less: Cost of sales (exclusive of amortization of acquired intangible assets)	20,533	16,383	4,150
Less: Amortization of acquired intangible assets	2,226	28,325	(26,099)
Gross margin	$60,920	$43,280	$17,640
Gross margin percentage	72.8%	49.2%	23.6%
Our gross margin percentage was 72.8% for the three months ended March 31, 2026, compared to 49.2% for the three months ended March 31, 2025. The increase was primarily driven by significantly lower amortization of acquired intangible assets. Amortization expense was elevated in the prior-year period due to accelerated amortization related to the IDgenetix test, which was fully amortized as of March 31, 2025 following the decision to discontinue IDgenetix, resulting in no amortization expense associated with this asset in the current period.
Research and Development
R&D expenses increased by $1.8 million, or 14.6%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to higher personnel costs and higher clinical studies costs. The increases in personnel costs reflect a higher headcount to support continued business growth and increases in clinical studies costs reflect investment in our pipeline products.
We expect to continue incurring R&D expenses through our continued investments in our ongoing pipeline initiatives and as we seek opportunities to build evidentiary support and new tests where commercial opportunities exist.
Selling, General and Administrative
The following table provides a breakdown of SG&A expenses (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
	(unaudited)
Sales and marketing	$41,035	$36,808	$4,227
General and administrative	23,864	21,812	2,052
Total selling, general and administrative expense	$64,899	$58,620	$6,279
Sales and marketing expenses increased by $4.2 million, or 11.5%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase is primarily due to higher personnel costs and higher sales related travel expenses. Increases in personnel costs reflect a higher headcount driven by sales force expansion as well as merit and annual inflationary wage adjustment for existing employees. Higher sales related travel expenses reflect increased field activity to support growing test report volumes. Stock-based compensation expense included in sales and marketing expense was $3.5 million for the three months ended March 31, 2026, compared to $4.0 million for the three months ended March 31, 2025.
General and administrative expenses increased by $2.1 million, or 9.4%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase is primarily due to higher personnel costs, higher information technology-related costs, and higher travel costs partially offset by a decrease in professional fees. Increases in personnel costs reflect headcount expansions in our administrative support functions as well as merit and annual inflationary wage adjustment for existing employees. Stock-based compensation expense included in general and administrative expense was $3.6 million for the three months ended March 31, 2026, compared to $3.8 million for the three months ended March 31, 2025.

Amortization of Acquired Intangible Assets
Amortization decreased by approximately $26.1 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to our decision to discontinue the IDgenetix test offering beginning in May 2025. As a result of this decision, we revised the estimated useful life of the related developed technology intangible asset and fully amortized the remaining carrying value as of March 31, 2025. The decrease is partially offset by amortization of the developed technology intangible asset recognized in association with the Esopredict test following our acquisition of Previse in May 2025.
Net Gains (Losses) on Equity Securities
Net gains (losses) on equity securities increased by $3.4 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily driven by unrealized gains on equity securities, including our investment in SciBase, partially offset by unrealized and realized losses on other equity securities.
Other Loss
Other loss increased by $0.4 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to unrealized foreign currency losses on foreign currency-denominated assets. There were no comparable losses in the prior-year period.
Income Tax Expense (Benefit)
Income tax expense was $0.1 million for the three months ended March 31, 2026 and primarily consisted of income taxes related to federal and state jurisdictions in which we conduct business. Our income tax benefit was $0.4 million for the three months ended March 31, 2025, primarily driven by the revision of the estimated useful life of an intangible asset and our net operating loss position during the period.
Stock-Based Compensation Expense
The following table indicates the amount of stock-based compensation expense (non-cash) included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
	(unaudited)
Cost of sales (exclusive of amortization of acquired intangible assets)	$1,257	$1,456	$(199)
Research and development	1,443	1,895	(452)
Selling, general and administrative	7,076	7,828	(752)
Total stock-based compensation expense	$9,776	$11,179	$(1,403)
Stock-based compensation expense, which is allocated among cost of sales, R&D expense and SG&A expense, totaled $9.8 million for the three months ended March 31, 2026, compared to $11.2 million for the three months ended March 31, 2025. The decrease was primarily attributable to higher fair value awards granted in prior periods having substantially vested, resulting in a lower mix of higher fair value awards in the current period.
We expect stock-based compensation expense will continue to be material in future periods, attributable to both existing awards outstanding and anticipated additional grants to our current and future employees. As of March 31, 2026, we had 942 employees compared to 784 as of March 31, 2025. As of March 31, 2026, the total unrecognized stock-based compensation cost related to outstanding awards was $94.5 million, which is expected to be recognized over a weighted-average period of 2.8 years.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents, marketable investment securities and cash generated from the sale of our products. All of our marketable investment securities are considered investment grade and are readily available for use in current operations. As of March 31, 2026 and December 31, 2025, we had marketable investment securities of $197.9 million and $182.8 million, respectively. Additionally, as of March 31, 2026 and December 31, 2025, we had cash and cash equivalents of $63.8 million and $116.7 million, respectively.

On April 4, 2025, we amended the 2024 Loan and Security Agreement (the “2024 LSA”) to modify certain terms, including the extension of the draw period for our line of credit from March 31, 2025 to September 30, 2025. In August 2025, we exercised the interest-only milestone provision under the 2024 LSA to extend the interest-only period on the term loan from November 30, 2025 to December 1, 2026. The line of credit under the 2024 LSA expired on September 30, 2025 and is no longer available as a source of liquidity. No draws were made on the line of credit.
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
In February 2024, we purchased a plot of land in Friendswood, Texas and soon thereafter began development of the land and construction of a commercial office building which now serves as our corporate headquarters. Over the duration of this project, we incurred significant capital expenditures through payments to the developer under a percentage-of-completion basis. We completed the portions of the building that serves as our headquarters in February 2026, at which time we began occupying the building. During the three months ended March 31, 2026 and 2025, we incurred capital expenditures of $2.7 million and $5.1 million, respectively, related to this development project.
Since our inception, we have generally incurred significant losses and negative operating cash flows, and we have relied heavily on proceeds from our financing activities to fund capital expenditures, business expansion campaigns, and to offset operating deficits. For the year ended December 31, 2025, we recognized a net loss of $24.2 million, and generated positive operating cash flow of $64.3 million, however, we may be unable to sustain profitability and positive cash flows in future periods. Medicare coverage for our DecisionDx-SCC test was discontinued in April 2025, which reduced revenues and cash inflows from this test during 2025. We expect this impact to continue unless our reconsideration requests related to both the MolDX and Novitas LCDs are approved. Our ability to maintain profitability will heavily depend on us maintaining Medicare coverage for our currently marketed products, on the successful commercialization of the products we plan to launch in the future, and our ability to manage operating expenses. We expect to continue to incur expenses in the future as we invest in the commercialization of our existing products and the development and commercialization of our current pipeline products and future product candidates.
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

Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate our exact working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of, many factors, including those listed above as well as those listed in Part I, Item 1A, “Risk Factors” in the 2025 10-K and Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the SEC.
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
Long-Term Debt
Our long-term debt is presented in the table below (in thousands):

	March 31, 2026	December 31, 2025
	(unaudited)
Term debt	$10,200	$10,200
Unamortized discount	(134)	(143)
Total debt, net	10,066	10,057
Less: Current portion of long-term debt	(1,667)	(417)
Total long-term debt	$8,399	$9,640
2024 Loan and Security Agreement
On March 26, 2024 (the “Closing Date”), we entered into the 2024 LSA, as amended in April 2025, by and between us, our wholly owned subsidiary, Castle Narnia Real Estate Holding 1, LLC and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (the “Lender”). The 2024 LSA provides for (i) a term loan in the principal amount of $10.0 million, which was drawn on the Closing Date (the “2024 Term Loan”), and (ii) a $25.0 million line of credit which expired undrawn on September 30, 2025.
The obligations under the 2024 LSA are secured by substantially all of our assets, excluding intellectual property, the real property held by us, and are subject to certain other exceptions and limitations. We have the right to prepay the 2024 LSA in whole. Amounts repaid may not be reborrowed.
The 2024 LSA contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be liable for immediate repayment of all obligations under the 2024 LSA. Should we seek to further amend the terms of the 2024 LSA, the consent of the Lender would be required. As of March 31, 2026, we were in compliance with all of the covenants.
The 2024 LSA bears interest at a floating rate equal to the greater of (a) the WSJ Prime Rate plus 0.25% or (b) 6.00% per annum. The 2024 Term Loan was interest-only from the Closing Date through November 30, 2025, however, on August 26, 2025, we elected to exercise our option to extend the interest-only period to December 1, 2026. Beginning in December 2026, the principal payments will be made in equal monthly installments through the maturity date of November 1, 2028.
In addition, we are required to make a final payment equal to 2.00% of the aggregate original principal amounts of the 2024 Term Loan, due at maturity or upon full repayment.

2024 Term Loan
On the Closing Date, we drew $10.0 million under the 2024 Term Loan. We are obligated to make a final payment of $0.2 million under the terms of the 2024 LSA final payment provisions. A discount on debt equal to this obligation was recorded on the draw date and is being amortized as additional interest expense using the effective interest method over the term of the debt. As of March 31, 2026, no payment on principal has been made and the weighted-average effective interest rate for all outstanding debt under the 2024 Term Loan was 7.69%.
Leases
We have entered into various operating and finance leases, which are primarily associated with our laboratory facilities and office space.
Total undiscounted future minimum payment obligations under our operating leases and finance leases as of March 31, 2026 totaled approximately $39.2 million, of which $1.9 million is payable through the remainder of 2026 and $37.3 million is payable through early 2037. The leases expire on various dates through 2037 and provide certain options to renew for additional periods. On March 19, 2026, we entered into a new lease agreement with an initial term of approximately 11 years for laboratory and office space located in Pittsburgh, Pennsylvania. As of March 31, 2026, the lease had not yet commenced. Upon commencement, we expect the leases to increase our undiscounted future minimum payment obligations by a total of approximately $7.7 million.
We expect our lease obligations may increase in the future as we expand our facilities, operations and headcount in support of the anticipated growth in our portfolio of commercial products and pipeline tests.
Cash Flows
The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
	(unaudited)
Net cash used in operating activities	$(22,129)	$(6,036)
Net cash used in investing activities	(25,803)	(22,431)
Net cash used in financing activities	(5,033)	(1,553)
Net change in cash and cash equivalents	(52,965)	(30,020)
Cash and cash equivalents, beginning of period	116,729	119,709
Cash and cash equivalents, end of period	$63,764	$89,689
Operating Activities
Net cash used in operating activities was $22.1 million for the three months ended March 31, 2026. The net loss of $14.5 million includes non-cash charges of stock-based compensation expense of $9.8 million, depreciation and amortization of $3.9 million, offset by net gains on equity securities of $2.0 million. Cash used as a result of changes in operating assets and liabilities was $19.4 million, primarily due to decreases in accrued compensation of $19.2 million, increases in prepaid expenses and other current assets of $6.7 million, offset by increases in accounts payable of $3.2 million, increases in other accrued and current liabilities of $2.8 million and a decrease in accounts receivable of $1.1 million.
Net cash used in operating activities was $6.0 million for the three months ended March 31, 2025. The net loss of $25.8 million includes non-cash charges of depreciation and amortization of $29.8 million, stock-based compensation expense of $11.2 million, net losses on equity securities of $1.4 million and accretion of discounts on marketable investment securities of $1.4 million. Cash used as a result of changes in operating assets and liabilities was $20.4 million, primarily due to decreases in accrued compensation of $14.7 million, increases in accounts receivable of $5.2 million, increases in prepaid expenses and other current assets of $3.4 million, partially offset by decreases in inventory of $1.3 million and increases in other accrued and current liabilities of $1.1 million.

The $16.1 million increase in net cash used in operating activities for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily due to increases in operating expenditures and the timing of working capital changes, including higher payments of annual bonuses and employee benefits. Cash used during the three months ended March 31, 2026 included $28.8 million of such payments, compared to $22.5 million in the prior-year period, and these payments are not expected to recur in the remainder of 2026.
Investing Activities
Net cash used in investing activities was $25.8 million for the three months ended March 31, 2026 and consisted primarily of purchases of marketable investment securities of $55.1 million, purchases of property and equipment of $12.5 million, partially offset by $39.1 million of proceeds from maturities of marketable investment securities, and $2.7 million of proceeds from the sale of equity securities.
Net cash used in investing activities was $22.4 million for the three months ended March 31, 2025 and consisted primarily of purchases of marketable investment securities of $48.4 million, purchases of debt securities classified as held-to-maturity of $5.6 million and purchases of property and equipment of $4.7 million, partially offset by $36.3 million of proceeds from maturities of marketable investment securities.
The $3.4 million increase in cash used in investing activities for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily due to $7.7 million of higher purchases of property and equipment and $6.7 million of higher purchases of marketable investment securities, partially offset by no purchases of debt securities classified as held-to-maturity, higher proceeds from maturities of marketable investment securities of $2.8 million, and proceeds from the sale of equity securities of $2.7 million.
Financing Activities
Net cash used in financing activities was $5.0 million for the three months ended March 31, 2026, and consisted primarily of $6.6 million of payments for employee taxes related to the vesting of Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”), partially offset by $1.3 million of proceeds from contributions to our 2019 Employee Stock Purchase Plan (the “ESPP”).
Net cash used in financing activities was $1.6 million for the three months ended March 31, 2025, and consisted primarily of $2.5 million of payments for employee taxes attributable to the vesting of RSUs, partially offset by the $1.0 million of proceeds from contributions to our ESPP.
Critical Accounting Estimates
During the three months ended March 31, 2026, there were no significant changes to the information discussed under “Critical Accounting Estimates” included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2025 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate fluctuations. As of March 31, 2026, we had cash and cash equivalents of $63.8 million, consisting of bank deposits and money market funds. We had marketable investment securities of $197.9 million, primarily invested in U.S. government securities. Due to the nature of these instruments, we believe our exposure to interest rate risk is not material.
As of March 31, 2026, we had outstanding term debt of $10.1 million under a term loan that bears interest at a floating rate based on the WSJ Prime Rate, subject to an interest rate floor of 6.00%, which exposes us to interest rate risk.
A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
Foreign Currency Risk
We are exposed to foreign currency exchange rate risk primarily related to a loan receivable and certain equity securities denominated in Swedish Krona (“SEK”). As of March 31, 2026, this loan had a principal balance of SEK 20 million and bears interest at a rate of 2.00% plus the three-month Stockholm Interbank Offered Rate. We do not currently hedge our foreign currency exposure. A hypothetical 10% change in foreign currency exchange rates would increase or decrease the value of our foreign currency-denominated assets by approximately $1.0 million, which we do not consider material to our financial statements.
Inflation Risk
Our exposure to inflationary pressures is primarily in personnel and related costs. The extent of any future impacts from inflation on our business and our results of operations will depend on the duration and severity of inflationary trends, which we are unable to predict. If inflationary pressures persist or increase, our operating expenses may rise and we may utilize our capital resources sooner than expected. Additionally, due to the reimbursement environment in which we operate, our payors may be unwilling or unable to adjust reimbursement rates to offset inflationary cost increases.
Equity Price Risk
As of March 31, 2026, we held equity securities with a total fair value of $8.1 million. A hypothetical 10% decrease in the market price of these securities would result in an approximate $0.8 million decrease in fair value. These securities are subject to market-related risks that could materially impact their value.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in the 2025 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described the 2025 10-K other than the updates to the risk factors or new risk factors set forth below.
We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.

Risks Related to Our Financial Condition
We incurred significant losses in the past, and we may be unable to achieve sustained profitability in the future.
Since our inception, we have had a history of net losses. For the year ended December 31, 2025, we had net loss of $24.2 million, and as of December 31, 2025, we had an accumulated deficit of $224.3 million. For the three months ended March 31, 2026, we had net loss of $14.5 million, and as of March 31, 2026, we had an accumulated deficit of $238.8 million. We cannot predict if we will continue to achieve profitability in the future. We may incur losses in the future as we plan to invest significant additional funds toward the expansion of our commercial organization, the conduct of clinical utility and validity studies to support adoption of our products and the development or acquisition of additional products. We also expect increases in our stock-based compensation expense in future periods due to additional awards outstanding, attributable to increased headcount. Additionally, our performance could be affected by the impacts of geopolitical and macroeconomic developments, such as the ongoing conflicts in the Middle East, including the conflict between the U.S. and Iran, the ongoing conflict between Ukraine and Russia and related sanctions, economic slowdowns, the recent shutdown of the federal government including regulatory agencies, labor shortages, recessions or market corrections, supply chain disruptions, inflation and monetary policy shifts, current or proposed international tariffs, trade restrictions and retaliatory trade measures, cybersecurity threats, liquidity concerns, and the potential failures of bank or other disruptions in the banking system or financial markets, higher interest rates and financial and credit market fluctuations, volatility in the capital markets or other evolving macroeconomic developments. Due to the requirements associated with being a public company, we expect to continue incurring significant additional legal, accounting and other expenses. We also expect that any acquisitions of businesses, assets, products or technologies will increase our expenses. These increased expenses will make it harder for us to achieve future profitability or generate positive cash flows. Furthermore, our revenues from our DecisionDx-SCC test represented a lesser portion of our 2025 revenues compared to prior years following the discontinuance of Medicare reimbursement as of April 24, 2025, and we expect it will continue to be a smaller portion of our 2026 operating results. See “—Risks Related to Our Business—Our revenue currently depends primarily on sales from our DecisionDx-Melanoma, TissueCypher, and DecisionDx-SCC tests, and we will need to generate sufficient revenue from these products and other products to grow our business.” We may also incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in the 2025 10-K, adoption of our products, coverage of and reimbursement rates for our products from third-party payors, and future research and development activities. Our failure to achieve profitability in the future could cause the market price of our common stock to decline and make it more difficult or costly for us to raise additional capital.
Risks Related to Our Business
Our revenue currently depends primarily on sales from our DecisionDx-Melanoma, TissueCypher and DecisionDx-SCC tests, and we will need to generate sufficient revenue from these products and other products to grow our business.
Our revenue in 2025 was primarily derived from the sale of our DecisionDx-Melanoma, TissueCypher, and DecisionDx-SCC tests. While we also derive revenue from our other tests, we expect that the majority of our revenue for the next several years will be derived from sales of our DecisionDx-Melanoma and TissueCypher tests. Revenues from our DecisionDx-SCC test represented a significant portion of our 2025 revenues but are not expected to be so in our 2026 operating results. On January 9, 2025, Novitas finalized an oncology biomarker LCD that became effective on April 24, 2025. On April 24, 2025, the Novitas LCD, Genetic Testing for Oncology: Specific Tests, that includes DecisionDx-SCC as noncovered, became effective.
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
Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse macroeconomic developments. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including public health crises, geopolitical and macroeconomic developments, the ongoing conflict in the Middle East, including the conflict between the U.S. and Iran, the ongoing conflict between Ukraine and Russia and related sanctions, economic slowdowns, the recent shutdown of the federal government including regulatory agencies, labor shortages, recessions or market corrections, supply chain disruptions, inflation and monetary policy shifts, current or proposed international tariffs, trade restrictions and retaliatory trade measures, cybersecurity threats, liquidity concerns, and the potential failures of bank or other disruptions in the banking system or financial markets, higher interest rates and financial and credit market fluctuations, volatility in the capital markets or other evolving macroeconomic developments, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, foreign currency exchange rates, liquidity of the global financial markets, changes in trade and tariff policies, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our collaborators, our manufacturers and our suppliers operate.
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

Financial markets around the world are experiencing volatility following the conflict between the U.S. and Iran in February 2026 and the invasion of Ukraine by Russia in February 2022. As a result of the U.S. and Iran conflict the U.S., UK, Canada, Australia, Japan, South Korea, Israel, and the European Union have placed sanctions and export controls on Iran. Due to the escalation of the ongoing conflict involving the U.S. and Iran, the closure and risk of closure of the Strait of Hormuz has imposed significant constraints on global oil and energy transportation and production. Additionally, in response to the invasion of Ukraine, the U.S., UK and European Union, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability and/or supply chain continuity in both Europe and globally, and has introduced significant uncertainty into global markets. In particular, the Russia-Ukraine conflict has contributed to rapidly rising costs of living (driven largely by higher energy prices) in Europe and other advanced economies. More recently, the escalation of hostilities between Iran and Israel has introduced additional geopolitical instability and uncertainty, particularly in the Middle East. This conflict has the potential to disrupt global energy supplies, impact shipping routes, and lead to broader regional or international involvement, further straining global supply chains and financial markets. Further, a weak or declining economy could strain our suppliers, manufacturers and collaborators, possibly resulting in additional supply disruption for our product candidates. As a result, our business and results of operations may be adversely affected by the ongoing conflict between the U.S. and Iran and the conflict between Ukraine and Russia, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict. If economic conditions in Europe, the Middle East, or other key markets for our business and the business of our suppliers, manufacturers and collaborators remain uncertain or deteriorate further, we could experience adverse effects on our business, financial condition, results of operations or cash flows.
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
Since the effective date of our registration statement through March 31, 2026, we have not used any of the net proceeds from the IPO. Pending such uses, we have invested, and plan to continue to invest, the balance of the net proceeds from the IPO in cash and cash equivalent securities or highly liquid investment securities.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Insider Trading Arrangements
On March 9, 2026, Frank Stokes, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 29,421 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is estimated to be from June 8, 2026 until the earlier of all transaction under the trading arrangement being completed or June 30, 2026.
No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Regulation S-K Item 408, for the three months ended March 31, 2026.

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

10.1*	First Amendment to Office Lease Agreement, dated March 5, 2026, by and between the Registrant and Perimeter Gateway Portfolio LLC.
10.2*†	Lease Agreement, dated March 19, 2026, by and between the Registrant and Faros ACA RE LLC.
10.3*†	Second Amendment to Lease Agreement, dated March 19, 2026, by and between the Registrant and ACA Concourse East Unit 3 LLC.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).

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

CASTLE BIOSCIENCES, INC.

Date:	May 6, 2026	By:	/s/ Derek J. Maetzold
Derek J. Maetzold President and Chief Executive Officer (Principal Executive Officer)

Date:	May 6, 2026	By:	/s/ Frank Stokes
Frank Stokes Chief Financial Officer (Principal Financial and Accounting Officer)