Form 10-Q
period 2026-06-30
CASTLE BIOSCIENCES INC
filed 2026-07-30
CIK 1447362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of July 23, 2026, there were 30,549,507 shares of common stock, $0.001 par value per share, issued and outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$62,116	$116,729
Marketable investment securities	204,689	182,776
Accounts receivable, net	48,341	43,382
Inventory	10,580	10,254
Prepaid expenses and other current assets	15,374	7,956
Total current assets	341,100	361,097
Long-term accounts receivable, net	1,661	1,878
Property and equipment, net	104,682	97,443
Operating lease assets	14,196	14,795
Goodwill and other intangible assets, net	95,096	99,574
Other assets – long-term	4,442	3,769
Total assets	$561,177	$578,556
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$9,668	$18,711
Accrued compensation	26,893	38,287
Contingent consideration	1,500	1,000
Operating lease liabilities	1,417	1,325
Current portion of long-term debt	2,917	417
Other accrued and current liabilities	14,114	8,937
Total current liabilities	56,509	68,677
Long-term debt	7,158	9,640
Noncurrent portion of contingent consideration	—	1,500
Noncurrent operating lease liabilities	24,894	25,217
Noncurrent finance lease liabilities	264	314
Deferred tax liability	2,322	2,335
Total liabilities	91,147	107,683
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized as of June 30, 2026 and December 31, 2025; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 30,508,534 and 29,686,314 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	31	30
Additional paid-in capital	711,121	694,860
Accumulated deficit	(240,866)	(224,284)
Accumulated other comprehensive (loss) income	(256)	267
Total stockholders’ equity	470,030	470,873
Total liabilities and stockholders’ equity	$561,177	$578,556
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NET REVENUES	$103,546	$86,188	$187,225	$174,176
OPERATING EXPENSES
Cost of sales (exclusive of amortization of acquired intangible assets)	23,700	17,626	44,233	34,009
Research and development	14,543	12,787	28,971	25,375
Selling, general and administrative	66,122	58,065	131,021	116,685
Amortization of acquired intangible assets	2,251	1,961	4,477	30,286
Total operating expenses, net	106,616	90,439	208,702	206,355
Operating loss	(3,070)	(4,251)	(21,477)	(32,179)
Interest income	2,356	2,944	4,901	6,043
Net (losses) gains on equity securities	(630)	1,185	1,392	(240)
Interest expense	(193)	(21)	(327)	(38)
Other loss	(153)	—	(592)	—
Loss before income taxes	(1,690)	(143)	(16,103)	(26,414)
Income tax expense (benefit)	370	(4,666)	479	(5,089)
Net (loss) income	$(2,060)	$4,523	$(16,582)	$(21,325)

(Loss) earnings per share:
Basic	$(0.07)	$0.16	$(0.55)	$(0.74)
Diluted	$(0.07)	$0.15	$(0.55)	$(0.74)

Weighted-average shares outstanding:
Basic	30,399	28,914	30,148	28,763
Diluted	30,399	29,545	30,148	28,763

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(2,060)	$4,523	$(16,582)	$(21,325)
Other comprehensive loss:
Net unrealized loss on marketable investment securities	(193)	(92)	(523)	(191)
Comprehensive (loss) income	$(2,253)	$4,431	$(17,105)	$(21,516)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2025	28,483,195	$28	$655,703	$(200,126)	$230	$455,835
Stock-based compensation expense	—	—	11,179	—	—	11,179
Exercise of common stock options	6,331	—	18	—	—	18
Issuance of common stock from vested restricted stock units, net of shares withheld for taxes	251,970	1	(2,517)	—	—	(2,516)
Issuance of common stock under the employee stock purchase plan	103,441	—	1,737	—	—	1,737
Net unrealized loss on marketable investment securities	—	—	—	—	(99)	(99)
Net loss	—	—	—	(25,848)	—	(25,848)
BALANCE, MARCH 31, 2025	28,844,937	$29	$666,120	$(225,974)	$131	$440,306
Stock-based compensation expense	—	—	11,208	—	—	11,208
Exercise of common stock options	10,664	—	19	—	—	19
Issuance of common stock from vested restricted stock units, net of shares withheld for taxes	125,550	—	(588)	—	—	(588)
Net unrealized loss on marketable investment securities	—	—	—	—	(92)	(92)
Net income	—	—	—	4,523	—	4,523
BALANCE, JUNE 30, 2025	28,981,151	$29	$676,759	$(221,451)	$39	$455,376
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2026	29,686,314	$30	$694,860	$(224,284)	$267	$470,873
Stock-based compensation expense	—	—	9,776	—	—	9,776
Exercise of common stock options	28,494	—	322	—	—	322
Issuance of common stock from vested restricted stock units and performance-based restricted stock units, net of shares withheld for taxes	486,737	—	(6,598)	—	—	(6,598)
Issuance of common stock under the employee stock purchase plan	94,420	—	1,895	—	—	1,895
Net unrealized loss on marketable investment securities	—	—	—	—	(330)	(330)
Net loss	—	—	—	(14,522)	—	(14,522)
BALANCE, MARCH 31, 2026	30,295,965	$30	$700,255	$(238,806)	$(63)	$461,416
Stock-based compensation expense	—	—	11,589	—	—	11,589
Exercise of common stock options	32,990	—	95	—	—	95
Issuance of common stock from vested restricted stock units, net of shares withheld for taxes	179,579	1	(818)	—	—	(817)
Net unrealized loss on marketable investment securities	—	—	—	—	(193)	(193)
Net loss	—	—	—	(2,060)	—	(2,060)
BALANCE, JUNE 30, 2026	30,508,534	$31	$711,121	$(240,866)	$(256)	$470,030
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net loss	$(16,582)	$(21,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,999	33,178
Stock-based compensation expense	21,365	22,387
Net (gains) losses on equity securities	(1,392)	240
Deferred income taxes	(13)	(5,437)
Accretion of discounts on marketable investment securities	(846)	(2,606)
Other	767	219
Change in operating assets and liabilities:
Accounts receivable	(4,742)	(1,307)
Prepaid expenses and other current assets	(7,544)	(4,696)
Inventory	(326)	(231)
Operating lease assets	599	664
Other assets	(788)	(13)
Accounts payable	886	1,689
Operating lease liabilities	(231)	(869)
Accrued compensation	(11,394)	(7,582)
Other accrued and current liabilities	5,314	474
Net cash (used in) provided by operating activities	(6,928)	14,785

INVESTING ACTIVITIES
Purchases of marketable investment securities	(109,622)	(92,832)
Proceeds from maturities of marketable investment securities	80,100	80,300
Proceeds from maturities of debt securities classified as held-to-maturity	5,600	—
Purchases of debt securities classified as held-to-maturity	—	(5,569)
Proceeds from sale of equity securities	3,248	—
Asset acquisition, net of cash and cash equivalents acquired	—	(18,726)
Purchases of property and equipment	(21,105)	(14,003)
Proceeds from sale of property and equipment	13	21
Net cash used in investing activities	(41,766)	(50,809)

FINANCING ACTIVITIES
Proceeds from exercise of common stock options	417	37
Payment of employees’ taxes on vested restricted stock units and performance-based restricted stock units	(7,391)	(3,104)
Proceeds from contributions to the employee stock purchase plan	2,103	1,482
Payment of contingent consideration	(1,000)	—
Repayment of principal portion of finance lease liabilities	(48)	(57)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Proceeds from lease incentives received	—	190
Net cash used in financing activities	(5,919)	(1,452)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(54,613)	(37,476)
Beginning of period	116,729	119,709
End of period	$62,116	$82,233

	Six Months Ended June 30,
	2026	2025
DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Asset acquisition, liability for contingent consideration	$—	$2,500
Accrued purchases of property and equipment	$1,034	$6,822
Property and equipment acquired with tenant improvement allowance	$—	$7,224
Operating lease assets obtained in exchange for lease obligations	$—	$4,687
Decrease in operating lease assets with corresponding change in lease liabilities	$—	$(104)
Finance lease assets obtained in exchange for lease obligations	$4	$119
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
We have a history of recurring net losses and negative cash flows and as of June 30, 2026, we had an accumulated deficit of $240.9 million. We believe our $62.1 million of cash and cash equivalents and $204.7 million of marketable investment securities as of June 30, 2026, and anticipated revenue from our test reports, will be sufficient to meet our cash requirements through at least the 12-month period following the date that these unaudited condensed consolidated financial statements were issued.
Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheet as of June 30, 2026; the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive (loss) income and the condensed consolidated statements of stockholders’ equity, each for the three and six months ended June 30, 2026 and 2025; and the condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our consolidated financial position as of June 30, 2026, the results of our consolidated operations for the three and six months ended June 30, 2026 and 2025 and our consolidated cash flows for the six months ended June 30, 2026 and 2025. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2026 and 2025 are also unaudited. The results for the three and six months ended June 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period. The balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission on February 26, 2026.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Contingent Consideration
Under the terms of business combinations or asset acquisitions, we may be required to pay additional consideration if specified future events occur or certain conditions are met. In May 2025, we acquired Capsulomics, Inc., d/b/a Previse (“Previse”), which was recorded as an asset acquisition, and agreed to pay additional consideration of up to $2.5 million in cash based on the achievement of certain commercial milestones (the “Earnout Payments”). We account for the contingent consideration as a liability in accordance with ASC 450-20, Loss Contingencies (“ASC 450-20”) when it is both probable and reasonably estimable. In accordance with ASC 450-20, we recorded the contingent consideration at the amount required to settle the respective obligation, and subsequent changes are recognized as adjustments to the cost basis of the acquired assets. These changes are allocated to the acquired assets based on their relative fair values as of the date of acquisition. During the six months ended June 30, 2026, we made aggregate Earnout Payments of $1.0 million upon the achievement of certain commercial milestones.
Contingent consideration is classified as current in the condensed consolidated balance sheets based on the contractual timing of future settlement.
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
In June 2025, we entered into a Collaboration and License Agreement with SciBase Holding AB (“SciBase”). Following approval under the Swedish Screening of Foreign Direct Investments Act in the third quarter of 2025, we completed our investment in SciBase. The agreement aims to jointly develop products for dermatologic diseases, initially focused on atopic dermatitis, by combining SciBase’s Electrical Impedance Spectroscopy technology with our diagnostic and development expertise. Under the arrangement, we hold development and commercialization rights in North America, while SciBase retains rights in certain other territories. SciBase is entitled to royalties on our product sales, a mark-up on product sales to us, and a milestone payment upon achieving specified sales thresholds. Development costs are shared; however, SciBase deferred its initial clinical development costs for the initial indication and we will recover those costs through future royalty payments reductions.
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
We accrue an allowance for credit losses against our accounts receivable based on management’s current estimate of amounts that will not be collected. We have elected the practical expedient under ASC Topic 326, Financial Instruments - Credit Losses (“ASC 326”) to assume that current conditions as of the balance sheet date do not change for the remaining life of our accounts receivable. Accordingly, management’s estimates are based on historical loss information adjusted for current conditions. We generally do not perform evaluations of customers’ financial condition and generally do not require collateral. Historically, our credit losses have not been significant. The allowance for credit losses was zero as of June 30, 2026 and December 31, 2025. Adjustments for implicit price concessions attributable to variable consideration, as discussed below, are incorporated into the measurement of the accounts receivable balances and are not part of the allowance for credit losses.
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
Accrued Compensation
We accrue for liabilities under discretionary employee and executive bonus plans. Our estimated compensation liabilities are based on progress against corporate objectives approved by our board of directors, compensation levels of eligible individuals and target bonus percentage levels. Our board of directors reviews and evaluates the performance against these objectives and ultimately determines the actual achievement levels attained. We also accrue for liabilities under employee sales incentive bonus plans with accruals based on performance achieved to date compared to established targets. As of June 30, 2026 and December 31, 2025, we accrued approximately $17.4 million and $28.1 million, respectively, for liabilities associated with these bonus plans. These amounts are classified as current accrued liabilities in the condensed consolidated balance sheets based on the expected timing of payment.
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
Comprehensive (Loss) Income
Comprehensive (loss) income is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive (loss) income is made up of net (loss) income plus net unrealized (loss) on marketable investment securities, which is our only other item of other comprehensive (loss) income.

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

3. Revenue
All of our revenues from contracts with customers are associated with the provision of testing services. Our revenues are primarily attributable to our TissueCypher® test for patients diagnosed with Barrett’s esophagus and our DecisionDx®-Melanoma test for cutaneous melanoma. We also provide our DecisionDx®-UM test for uveal melanoma, MyPath® Melanoma test for patients with melanocytic lesions and our DecisionDx®-SCC test for cutaneous squamous cell carcinoma. IDgenetix®, a pharmacogenomics testing service focused on mental health, was previously offered and discontinued in May 2025.
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
In the absence of Medicare coverage, contractually established reimbursements rates or other coverage, we have concluded that our contracts include variable consideration because the amounts paid by Medicare or commercial health insurance carriers may be paid at less than our standard rates or not paid at all, with such differences considered implicit price concessions. Variable consideration attributable to these price concessions is measured at the expected value using the “most likely amount” method under ASC 606. The amounts are estimated using historical average collection rates by test type and payor category taking into consideration the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as the judgment and actions of third parties. Such variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. Variable consideration may be constrained and excluded from the transaction price in situations where there is no contractually agreed upon reimbursement coverage or in the absence of a predictable pattern and history of collectability with a payor. Accordingly, in such situations revenues are recognized on the basis of actual cash collections. Variable consideration for Medicare claims that are not covered by Medicare, including those claims undergoing appeal, is deemed to be fully constrained due to factors outside our influence (e.g., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. Included in revenues for the three months ended June 30, 2026 and 2025 were $3.7 million and less than $0.1 million of net positive revenue adjustments, respectively, associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods. Included in revenues for the six months ended June 30, 2026 and 2025 were $1.3 million and $2.0 million of net negative revenue adjustments, respectively, associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods.
These amounts include (i) adjustments for actual collections versus estimated amounts and (ii) cash collections and the related recognition of revenue in current period for tests delivered in prior periods due to the release of the constraint on variable consideration.
Because our contracts with customers have an expected duration of one year or less, we have elected the practical expedient in ASC 606 to not disclose information about our remaining performance obligations. Any incremental costs to obtain contracts are recorded as selling, general and administrative expenses as incurred due to the short duration of our contracts. Contract balances consisted solely of accounts receivable (both current and noncurrent) as of June 30, 2026 and December 31, 2025.
Disaggregation of Revenues
The table below provides the disaggregation of revenue by type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Dermatologic(1)	$48,704	$56,297	$89,809	$119,259
Non-Dermatologic(2)	54,842	29,891	97,416	54,917
Total net revenues	$103,546	$86,188	$187,225	$174,176

(1)Consists of DecisionDx-Melanoma, DecisionDx-SCC and MyPath Melanoma.
(2)Consists of TissueCypher, DecisionDx-UM and IDgenetix.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
We have presented disaggregated net revenues included in our single reportable segment in the table above. The characteristics for each test in our single segment are similar, with each test having a single performance obligation. Our chief operating decision maker (“CODM”) is the single individual responsible for managing our segment and reviews consolidated results and budgets in assessing performance and in allocating resources. See Note 15 for additional information about our reportable segment.
Payor Concentration
We rely upon reimbursements from third-party government payors (primarily Medicare) and private-payor insurance companies to collect accounts receivable related to sales of our tests.
Our significant third-party payors and their related revenues, each of which accounted for more than 10% of total revenues and accounts receivable balances were as follows:

	Percentage of Revenues		Percentage of Accounts Receivable (current) as of		Percentage of Accounts Receivable (noncurrent) as of
	Six Months Ended June 30,
	2026	2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Medicare	40%	47%	20%	18%	*	*
Payor A	14%	15%	14%	15%	17%	16%
Payor B	*	*	14%	22%	*	10%

*    Less than 10%

4. (Loss) Earnings Per Share
Basic (loss) earnings per share is computed by dividing net (loss) earnings for the period by the weighted-average number of common shares outstanding during the period. Diluted (loss) earnings per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options, vesting of RSUs and PSUs or purchases under the ESPP. The treasury stock method is used to calculate the potential dilutive effect of these common stock equivalents. Contingently issuable PSU awards are included in the computation of diluted (loss) earnings per share when the applicable performance criteria would be met and the common shares would be issuable if the end of the reporting period were the end of the contingency period. However, potentially dilutive shares are excluded from the computation of diluted (loss) earnings per share when their effect is antidilutive.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table shows the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net (loss) income	$(2,060)	$4,523	$(16,582)	$(21,325)

Denominator:
Weighted-average common shares outstanding, basic	30,399	28,914	30,148	28,763
Assumed exercise of stock options	—	361	—	—
Assumed vesting of RSUs	—	186	—	—
Assumed vesting of PSUs	—	84	—	—
Assumed issuance of shares under the ESPP	—	—	—	—
Weighted-average common shares outstanding, diluted	30,399	29,545	30,148	28,763

(Loss) earnings per share:
Basic	$(0.07)	$0.16	$(0.55)	$(0.74)
Diluted	$(0.07)	$0.15	$(0.55)	$(0.74)
Due to the Company reporting a net loss for the three and six months ended June 30, 2026 and the six months ended June 30, 2025, all potentially dilutive securities are antidilutive and are excluded from the computations of diluted loss per share.
The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in our calculation of diluted (loss) earnings per share for the three and six months ended June 30, 2026 and 2025 because to do so would be antidilutive. In regard to the PSUs, we assume that the associated performance targets will be met at the target level of performance for purposes of calculating diluted earnings per share until such time that it is probable that actual performance will be above or below target (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	2,704	2,466	2,736	2,965
RSUs and PSUs	4,428	2,958	4,188	4,053
ESPP	244	123	250	150
Total	7,376	5,547	7,174	7,168

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
5. Marketable Investment Securities
Marketable investment securities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Current marketable investment securities:
Equity securities	$6,814	$5,555
Debt securities - AFS	197,875	171,631
Debt securities - HTM	—	5,590
Total current marketable investment securities	$204,689	$182,776
On January 26, 2026, in connection with SciBase’s rights offering, we completed an amendment to our previously disclosed subscription commitment. We increased our commitment to subscribe for shares without subscription rights from 115.0 million shares to 125.0 million shares. This amendment was intended to achieve an outcome substantially similar to full participation under our subscription rights. In addition, we purchased subscription rights for another 30.5 million shares from a separate SciBase shareholder. These purchased rights, together with our shares without subscription rights, aggregated to a total share purchase of 155.5 million shares for $3.6 million. On June 4, 2026, SciBase announced a 1-for-100 reverse share split. Following the reverse share split, our total share purchase now represents 1.55 million shares.
During the six months ended June 30, 2026, all of our HTM investments matured.
Equity Securities
The portion of unrealized gains and losses related to equity securities still held during the period is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (losses) gains on equity securities	$(630)	$1,185	$1,392	$(240)
Less: Net (loss) recognized on equity securities sold	(386)	—	(513)	—
Net unrealized (losses) gains recognized on equity securities still held	$(244)	$1,185	$1,905	$(240)

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Debt Securities
The following tables present our debt securities (in thousands):

	June 30, 2026
	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
U.S. government securities - AFS	$198,131	$7	$(263)	$197,875
Total debt securities	$198,131	$7	$(263)	$197,875

	December 31, 2025
	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
U.S. government securities - AFS	$171,364	$269	$(2)	$171,631
U.S. government securities - HTM	5,590	11	—	5,601
Total debt securities	$176,954	$280	$(2)	$177,232
Our AFS securities are available to be sold to meet operating needs or otherwise, but are generally held through maturity. We classify all AFS investments as current assets, as these are readily available for use in current operations. As of June 30, 2026 and December 31, 2025, all of our AFS securities had contractual maturities of one year or less.
As of December 31, 2025, we classified our HTM investments as current assets, as we had the positive intent and ability to hold these investments to maturity, and all such maturities are less than one year from the balance sheet date.
We evaluated our U.S. government securities under the AFS impairment model guidance and determined our investment portfolio is comprised of low-risk, investment grade securities.
For the three and six months ended June 30, 2026 and 2025, unrealized losses on our AFS U.S. government securities are not attributed to credit risk. We believe that an allowance for credit losses is unnecessary because the unrealized losses on certain of our marketable investment securities are due to market factors. The allowance for credit losses was zero as of June 30, 2026 and December 31, 2025.
There were no realized gains or losses on sales of AFS debt securities for the three and six months ended June 30, 2026 and 2025. In addition, no credit-related or noncredit-related impairment losses were recorded for the three and six months ended June 30, 2026 and 2025.
Accrued interest receivable for our AFS U.S. government securities is included in prepaid expenses and other current assets in the condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the accrued interest receivable related to AFS securities was $1.4 million and $1.1 million, respectively. Accrued interest receivable related to HTM securities was immaterial as of December 31, 2025.
Additional information relating to the fair value of marketable investment securities can be found in Note 11.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Land	$7,245	$7,245
Building	44,454	—
Lab equipment	35,964	33,034
Leasehold improvements	14,915	14,834
Computer equipment	6,783	5,920
Furniture and fixtures	4,385	3,648
Construction-in-progress	12,580	51,059
Total	126,326	115,740
Less: Accumulated depreciation	(21,644)	(18,297)
Property and equipment, net	$104,682	$97,443
In 2025, construction-in-progress related primarily to construction of our new headquarters in Friendswood, Texas, which was substantially completed in February 2026. Upon completion, we commenced depreciation of the capitalized construction costs of the building over an estimated useful life of 39 years. As of June 30, 2026, construction-in-progress related primarily to leasehold improvements for our office and laboratory facilities in Scottsdale, Arizona.
Depreciation expense was recorded in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of sales (exclusive of amortization of acquired intangible assets)	$1,151	$909	$2,309	$1,812
Research and development	156	95	285	189
Selling, general and administrative	512	449	928	891
Total	$1,819	$1,453	$3,522	$2,892

7. Goodwill and Other Intangible Assets, Net
Goodwill
We had a single reportable segment consisting of a single operating segment where the operating segment and the single reporting unit were the same as of June 30, 2026 and December 31, 2025, where all goodwill was allocated. As of June 30, 2026 and December 31, 2025, our goodwill was $10.7 million. There were no accumulated impairments of goodwill as of June 30, 2026 or December 31, 2025. See Note 15 for additional information on our reportable segment.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Other Intangible Assets, Net
Our other intangible assets, net consisted of the following (in thousands):

	June 30, 2026
	Gross carrying value	Accumulated amortization	Net	Weighted-Average Remaining Life (in years)
Developed technology	$118,500	$(34,143)	$84,357	9.8
Assembled workforce	563	(516)	47	0.4
Total other intangible assets, net	$119,063	$(34,659)	$84,404

	December 31, 2025
	Gross carrying value	Accumulated amortization	Net	Weighted-Average Remaining Life (in years)
Developed technology	$153,500	$(64,721)	$88,779	10.3
Assembled workforce	563	(460)	103	0.9
Total other intangible assets, net	$154,063	$(65,181)	$88,882
Amortization expense of intangible assets was $2.3 million and $4.5 million for the three and six months ended June 30, 2026, respectively, and $2.0 million and $30.3 million for the three and six months ended June 30, 2025, respectively.

8. Other Accrued and Current Liabilities
Other accrued and current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued service fees	$3,950	$3,213
Self-insurance liability	4,593	—
Clinical studies	2,437	2,674
ESPP contributions	1,133	924
Other	2,001	2,126
Total	$14,114	$8,937

9. Long-Term Debt
Our long-term debt is presented in the table below (in thousands):

	June 30, 2026	December 31, 2025
Term debt	$10,200	$10,200
Unamortized discount	(125)	(143)
Total debt, net	10,075	10,057
Less: Current portion of long-term debt	(2,917)	(417)
Total long-term debt	$7,158	$9,640

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Future maturities of principal amounts on long-term debt as of June 30, 2026 were as follows (in thousands):

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
The 2024 LSA contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be liable for immediate repayment of all obligations under the 2024 LSA. Should we seek to further amend the terms of the 2024 LSA, the consent of the Lender would be required. As of June 30, 2026, we were in compliance with all of the covenants.
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
2024 Term Loan
On the Closing Date, we drew $10.0 million under the 2024 Term Loan. We are obligated to make a final payment of $0.2 million under the terms of the 2024 LSA final payment provisions. A discount on debt equal to this obligation was recorded on the draw date and is being amortized as additional interest expense using the effective interest method over the term of the debt. As of June 30, 2026, no payment on principal has been made and the weighted-average effective interest rate for all outstanding debt under the 2024 Term Loan was 7.69%.
Interest Expense on Long-Term Debt
Interest expense on long-term debt consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense on long term debt	$185	$203	$369	$405
Less: Capitalized interest	—	(194)	(58)	(388)
Total	$185	$9	$311	$17
Capitalized interest on construction-in-progress was not material following the substantial completion of our new headquarters in Friendswood, Texas as remaining construction-in-progress balances are not associated with outstanding borrowings.

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
As of June 30, 2026, the lessor had not made the underlying asset available for use, and accordingly, we have not recognized a right-of-use asset or lease liability in our condensed consolidated balance sheet.

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
The tables below provide information, by level within the fair value hierarchy, of our financial assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30, 2026
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds(1)	$53,505	$—	$—	$53,505
U.S. government securities - AFS(2)	$197,875	$—	$—	$197,875
Equity securities(2)	$6,814	$—	$—	$6,814
Liabilities
Term Debt(3)(4)	$—	$10,075	$—	$10,075

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
As of December 31, 2025 we held U.S. government securities that were classified as HTM investments and carried at amortized costs. The fair value of our HTM investments was classified as Level 1 of the fair value hierarchy. For additional information on the carrying amount and fair value of our HTM investments, see Note 5.
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

12. Commitments and Contingencies
From time to time, we may be involved in legal proceedings arising in the ordinary course of business. On February 1, 2024, we received a subpoena from the U.S. Department of Health and Human Services, Office of Inspector General, seeking documents and information concerning claims submitted for payment under federal healthcare programs. The subpoena requested that we produce documents relating primarily to interactions with medical providers and billing to government-funded healthcare programs for our tests. The time period covered by the subpoena is January 1, 2015 through the date of issuance of the subpoena. We are continuing to cooperate with the government’s request and are in the process of responding to the subpoena. We are unable to predict what action, if any, might be taken in the future by the Department of Health and Human Services, Office of Inspector General, or any other governmental authority as a result of the matters related to this subpoena. No claims have been made against us at this time. Any potential claims could subject us to significant liability for damages and harm our reputation. Our insurance and indemnities may not cover all claims that may be asserted against us. We are unable to predict the outcome and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

13. Stock Incentive Plans and Stock-Based Compensation
Equity Incentive Plan
On July 24, 2019, we adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides for automatic annual increases to the number of shares authorized for issuance, equal to 5% of our common shares outstanding as of the immediately preceding year end, through January 1, 2029. Under this provision, effective January 1, 2026, an additional 1,484,315 shares became available under the 2019 Plan. As of June 30, 2026, 1,443,825 shares remained available for grant under the 2019 Plan.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Inducement Plan
On December 22, 2022, our board of directors approved the 2022 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the granting of awards as inducement material to the grantee’s entering into employment with us to the extent such grantee was not previously an employee of ours or is entering into employment following a bona fide period of non-employment with us. As of June 30, 2026, there were 574,512 shares available for grant under the amended Inducement Plan.
Stock Options
Stock option activity under our stock plans for the six months ended June 30, 2026 is set forth below:

		Weighted-Average
	Stock Options Outstanding	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2025	2,784,432	$36.53
Granted	—	$—
Exercised	(61,484)	$6.79
Forfeited/Cancelled	(38,245)	$46.61
Balance as of June 30, 2026	2,684,703	$37.06	4.1	$8,172
Exercisable as of June 30, 2026	2,684,037	$37.07	4.1	$8,172
Restricted Stock Units
The following table summarizes our RSU activity for the six months ended June 30, 2026:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2025	3,395,762	$22.42
Granted	1,725,974	$25.67
Vested(1)	(847,046)	$21.25
Forfeited/Cancelled	(126,917)	$24.30
Balance as of June 30, 2026	4,147,773	$23.95

(1)The aggregate number of shares withheld upon vesting for employee tax obligations was 240,690 for the six months ended June 30, 2026.
Performance-Based Restricted Stock Units
The following table summarizes our PSU activity for the six months ended June 30, 2026:

	Performance-Based Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2025	350,144	$21.72
Granted	172,397	$27.57
Vested(1)	(88,757)	$21.23
Forfeited/Cancelled	—	$—
Balance as of June 30, 2026	433,784	$24.15

(1)The aggregate number of shares withheld upon vesting for employee tax obligations was 28,797 for the six months ended June 30, 2026.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Employee Stock Purchase Plan
The ESPP provides for certain automatic increases in the number of shares of common stock reserved for issuance, which resulted in an additional 296,863 shares becoming available under the ESPP effective January 1, 2026. During the six months ended June 30, 2026, we issued 94,420 shares of common stock pursuant to scheduled purchases under the ESPP. As of June 30, 2026, 1,373,056 shares remained available for issuance under the ESPP.
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
Fair Value
There were no stock options granted for the six months ended June 30, 2026 and 2025. For the six months ended June 30, 2026 and 2025, the weighted-average grant date fair value of the purchase rights granted under the ESPP was $11.27 and $9.43 per share, respectively.
Stock-Based Compensation Expense
Stock-based compensation expense is included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of sales (exclusive of amortization of acquired intangible assets)	$1,420	$1,422	$2,677	$2,878
Research and development	1,678	1,962	3,121	3,857
Selling, general and administrative	8,491	7,824	15,567	15,652
Total stock-based compensation expense	$11,589	$11,208	$21,365	$22,387
Included in total stock-based compensation expense is $0.8 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively, and $1.0 million and $0.5 million for the six months ended June 30, 2026 and 2025, respectively, from the accelerated recognition of expense for modifications of awards falling in scope of the Retirement Policy.
As of June 30, 2026, the total unrecognized stock-based compensation cost related to outstanding awards was $90.4 million, which is expected to be recognized over a weighted-average period of 2.7 years. The total unrecognized compensation cost will be adjusted for forfeitures in future periods as they occur.

14. Income Taxes
Our effective tax rate was (21.9)% and (3.0)% for the three and six months ended June 30, 2026. The effective rate for the three and six months ended June 30, 2026 differed from our federal statutory rate of 21% primarily due to the tax impact from the valuation allowance for current year activity, state income taxes and the non-deductibility of other permanent items.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
During the three and six months ended June 30, 2025, we recognized income tax benefit of $4.7 million and $5.1 million, respectively, primarily from the reduction of the valuation allowance on deferred tax assets, recorded as a discrete benefit in the quarter ended June 30, 2025. This release was primarily driven by the acquisition of Previse, which resulted in deferred tax liabilities related to acquired intangible assets. The effective rate for the three and six months ended June 30, 2025 differed from our federal statutory rate of 21% primarily due to the tax impact from the valuation allowance for the period activity including the acquisition of Previse, state income taxes and the non-deductibility of other permanent items.
15. Segment and Related Information
We derive revenues through the delivery of test reports for our molecular diagnostic tests. All of our operations are located within the U.S. and our business is focused on the U.S. market.
We have a single reportable segment consisting of a single operating segment.
The measures of segment profit or loss for our single reportable segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues from external customers(1)	$103,546	$86,188	$187,225	$174,176

Significant segment expenses:
Personnel costs	60,349	51,551	118,716	103,751
Organizational and marketing costs	16,029	14,487	31,623	28,716
Inventory usage	8,450	5,458	14,887	10,189
Clinical studies and publication costs	2,103	1,923	4,645	4,008
Professional services	2,669	2,298	5,676	5,874
Other segment items	16,006	5,948	28,260	42,963
Segment (loss) income	$(2,060)	$4,523	$(16,582)	$(21,325)

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
Other amounts included in the measure of segment profit or loss were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$2,356	$2,944	$4,901	$6,043
Interest expense	(193)	(21)	(327)	(38)
Depreciation and amortization	4,070	3,414	7,999	33,178
Income tax expense (benefit)	370	(4,666)	479	(5,089)
Stock-based compensation expense	11,589	11,208	21,365	22,387
Net (losses) gains on equity securities	(630)	1,185	1,392	(240)

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Total assets for our reportable segment were located in the U.S. and were $561.2 million and $578.6 million as of June 30, 2026 and December 31, 2025, respectively. Expenditures for additions to long-lived assets were $5.6 million and $12.9 million for the three months ended June 30, 2026 and 2025, respectively, and $10.8 million and $18.6 million for the six months ended June 30, 2026, and 2025, respectively.

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
Our revenue is primarily generated by our DecisionDx-Melanoma risk stratification test for cutaneous melanoma (“CM”) and our TissueCypher risk stratification test for BE.
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
Our Gastroenterology Tests
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
The number of test reports delivered by us are presented in the table below:

	Six Months Ended June 30, 2026
	Q1	Q2	Total
DecisionDx-Melanoma	10,021	10,280	20,301
DecisionDx‑SCC	3,702	4,011	7,713
MyPath Melanoma	973	1,061	2,034
Dermatologic Total	14,696	15,352	30,048
TissueCypher	11,745	14,988	26,733
DecisionDx-UM	492	482	974
Grand Total	26,933	30,822	57,755

	Six Months Ended June 30, 2025
	Q1	Q2	Total
DecisionDx-Melanoma	8,621	9,981	18,602
DecisionDx‑SCC	4,375	4,762	9,137
MyPath Melanoma	926	1,166	2,092
Dermatologic Total	13,922	15,909	29,831
TissueCypher	7,432	9,170	16,602
DecisionDx-UM	470	468	938
IDgenetix(1)	2,578	1,027	3,605
Grand Total	24,402	26,574	50,976

(1)The IDgenetix test was discontinued effective May 2025.

For the three and six months ended June 30, 2026, our test report volume increased by 16% and 13%, respectively, compared to the same periods in 2025. The increase primarily reflects continued growth in our core revenue drivers, TissueCypher and DecisionDx-Melanoma. TissueCypher test report volume increased by 63% and 61% for the three and six months ended June 30, 2026, respectively, reflecting continued commercial adoption. We continue to invest in expanding our Pittsburgh laboratory operations to increase TissueCypher testing capacity and support future growth. DecisionDx-Melanoma test report volume increased by 3% and 9% for the three and six months ended June 30, 2026, respectively. Dermatologic test report volume decreased by 4% for the three months June 30, 2026 but increased by 1% for the six months ended June 30, 2026, primarily reflecting lower DecisionDx-SCC test report volume, partially offset by continued growth in DecisionDx-Melanoma. For a discussion of how we recognize revenue derived from our tests, refer to “Components of Results of Operations—Net Revenues” below.
For our AdvanceAD-Tx product line, we received approximately 1,000 and 1,650 orders during the three and six months ended June 30, 2026, respectively, while still in the initial limited access phase. We believe early adoption reflects clinician interest in integrating AdvanceAD-Tx into existing AD treatment pathways. We plan to expand availability in a phased manner throughout the remainder of 2026.
For our DecisionDx-SCC product line, we continue to see opportunities for leverage, where many of the clinicians ordering our DecisionDx-Melanoma are the same clinicians who order our DecisionDx-SCC test. During the six months ended June 30, 2026, approximately 68% of all clinicians ordering DecisionDx-SCC had also ordered our DecisionDx-Melanoma test during that same period.

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
Other Events
Impact of Macroeconomic Conditions
Macroeconomic conditions, including uncertainties associated with the ongoing conflicts in the Middle East, including the conflict between the U.S., Iran, and Israel, the ongoing conflict between Ukraine and Russia and related sanctions, economic slowdowns, recent shutdowns of the federal government including regulatory agencies, public health crises, labor shortages, recessions or market corrections, supply chain disruptions, inflation and monetary policy shifts, current or proposed international tariffs, trade restrictions and retaliatory trade measures, cybersecurity threats, liquidity concerns at, and potential failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, higher interest rates and financial and credit market fluctuations, volatility in the capital markets and other evolving macroeconomic developments, continue to have direct and indirect impacts on our business and could in the future materially impact our results of operations and financial condition. We continue to actively monitor the impact of these macroeconomic factors on our results of operations, financial condition and cash flows. The extent of the impact of these factors on our operational performance and financial condition, including our ability to execute our business strategies and initiatives in the expected timeframe, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business.
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
Components of the Results of Operations
Net Revenues
We generate revenues from the sale of our products. Currently, our revenues are primarily derived from the sale of TissueCypher, DecisionDx-Melanoma and DecisionDx-SCC. We bill third-party payors and patients for the tests we perform.
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

Cost of Sales (exclusive of amortization of acquired intangible assets)
The components of our cost of sales are material and service costs associated with testing samples, personnel costs (including salaries, bonuses, benefits and stock-based compensation expense), electronic medical record set up costs, order and delivery systems, shipping charges to transport samples, third-party test fees, and allocated overhead including rent, information technology costs, equipment and facilities depreciation and utilities. Costs associated with testing samples are recorded when the test is processed regardless of whether and when revenues are recognized with respect to that test. As a result, our cost of sales as a percentage of revenues may vary significantly from period to period because we do not recognize all revenues in the period in which the associated costs are incurred. We expect cost of sales in absolute dollars to increase as the number of tests we perform increases. Additionally, we expect cost of sales to increase prior to our launching of new tests, or prior to our initiating significant commercial expansion efforts, as we ready our operations to support anticipated business growth, for example, continued investment in and expansion of our laboratory facilities.
Gross margin and gross margin percentage are key indicators we use to assess our business. See the table in “Results of Operations—Comparison of the Six Months Ended June 30, 2026 and 2025” for details.
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
Net (Losses) Gains on Equity Securities
Net (losses) gains on equity securities are primarily attributable to realized and unrealized gains and losses on our equity securities which we present as marketable investment securities.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2026	2025
	(unaudited)
NET REVENUES	$103,546	$86,188	$17,358	20.1%
OPERATING EXPENSES
Cost of sales (exclusive of amortization of acquired intangible assets)	23,700	17,626	6,074	34.5%
Research and development	14,543	12,787	1,756	13.7%
Selling, general and administrative	66,122	58,065	8,057	13.9%
Amortization of acquired intangible assets	2,251	1,961	290	14.8%
Total operating expenses, net	106,616	90,439	16,177	17.9%
Operating loss	(3,070)	(4,251)	1,181	27.8%
Interest income	2,356	2,944	(588)	(20.0)%
Net (losses) gains on equity securities	(630)	1,185	(1,815)	(153.2)%
Interest expense	(193)	(21)	(172)	(819.0)%
Other loss	(153)	—	(153)	NA
Loss before income taxes	(1,690)	(143)	(1,547)	NM
Income tax expense (benefit)	370	(4,666)	5,036	107.9%
Net (loss) income	$(2,060)	$4,523	$(6,583)	(145.5)%

NA = Not applicable
NM = Not meaningful
Net Revenues
The following table provides a disaggregation of net revenues by type (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
	(unaudited)
Dermatologic(1)	$48,704	$56,297	$(7,593)
Non-Dermatologic(2)	54,842	29,891	24,951
Total net revenues	$103,546	$86,188	$17,358

(1)Consists of DecisionDx-Melanoma, DecisionDx-SCC and MyPath Melanoma.
(2)Consists of TissueCypher, DecisionDx-UM and IDgenetix.

Net revenues for the three months ended June 30, 2026 increased by $17.4 million, or 20.1%, to $103.5 million compared to the three months ended June 30, 2025, primarily driven by a $25.0 million increase in revenue from our non-dermatologic tests, partially offset by a $7.6 million decrease in revenue from our dermatologic tests.

The $25.0 million increase in net revenues from our non-dermatologic tests was primarily attributable to higher test report volumes for our TissueCypher Barrett’s Esophagus test and, to a lesser extent, a higher realized average selling price (“ASP”). The increases in our TissueCypher Barrett’s Esophagus test report volumes reflect growth through our sales force efforts. Net revenue from our non-dermatologic tests as a percentage of total net revenue increased from 34.7% for the three months ended June 30, 2025 to 53.0% for the three months ended June 30, 2026.
The $7.6 million decrease in net revenues for our dermatologic tests was primarily attributable to our DecisionDx-SCC test, driven by lower realized ASP and lower test report volumes. The reduction in ASP was primarily driven by the loss of Medicare LCD coverage in April 2025.
Cost of Sales (exclusive of amortization of acquired intangible assets)
Cost of sales (exclusive of amortization of acquired intangible assets) for the three months ended June 30, 2026 increased by $6.1 million, or 34.5%, compared to the three months ended June 30, 2025, primarily due to higher expenses for lab supplies, higher personnel costs, and higher lab services costs. The increase in lab supplies and lab services costs reflects higher test report volumes. Increases in personnel costs reflect a higher headcount, due to additions made to support business growth in response to growing test report volumes, as well as merit and annual inflationary wage adjustment for existing employees.
Due to the nature of our business, a significant portion of our cost of sales expenses represents fixed costs associated with our testing operations. Accordingly, our cost of sales expenses will not necessarily increase or decrease commensurately with the change in net revenues from period to period. We expect our cost of sales expenses (exclusive of amortization of acquired intangible assets) to continue to increase in future periods as we hire additional laboratory personnel and related resources to support expected operational growth and higher test volumes.
Gross Margin
The following table presents the calculation of gross margin (in thousands, except percentages):

	Three Months Ended June 30,
	2026	2025	Change
	(unaudited)
Net revenues	$103,546	$86,188	$17,358
Less: Cost of sales (exclusive of amortization of acquired intangible assets)	23,700	17,626	6,074
Less: Amortization of acquired intangible assets	2,251	1,961	290
Gross margin	$77,595	$66,601	$10,994
Gross margin percentage	74.9%	77.3%	(2.4)%
Our gross margin percentage was 74.9% for the three months ended June 30, 2026, compared to 77.3% for the same period in 2025. The decrease primarily reflects higher expenses for lab supplies, higher personnel costs and higher lab services costs reflecting the shift in the mix of reports issued partially offset by the spread of fixed laboratory costs over higher test report volumes.
Research and Development
R&D expenses increased by $1.8 million, or 13.7%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to higher personnel costs driven by increased headcount to support continued business growth, as well as increased advisory board, clinical trial, and travel costs related to our pipeline initiatives.
We expect to continue incurring R&D expenses through our continued investments in our ongoing pipeline initiatives and as we seek opportunities to build evidentiary support and new tests where commercial opportunities exist.

Selling, General and Administrative
The following table provides a breakdown of SG&A expenses (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
	(unaudited)
Sales and marketing	$40,915	$35,123	$5,792
General and administrative	25,207	22,942	2,265
Total selling, general and administrative expense	$66,122	$58,065	$8,057
Sales and marketing expenses increased by $5.8 million, or 16.5%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to higher personnel costs, higher expenses associated with travel, and higher business admin costs. Stock-based compensation expense included in sales and marketing was $3.9 million for both the three months ended June 30, 2026 and the three months ended June 30, 2025.
General and administrative expenses increased by $2.3 million, or 9.9%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase is primarily due to higher personnel costs. Higher personnel costs reflect headcount expansions in our administrative functions as well as merit and annual inflationary wage adjustment for existing employees. Stock-based compensation expense included in general and administrative expense was $4.6 million for the three months ended June 30, 2026, compared to $3.9 million for the three months ended June 30, 2025.
Interest Income
Interest income decreased by $0.6 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to lower interest earned on our money market funds and marketable securities, as well as lower premium amortization and discount accretion recognized on our marketable securities.
Net (Losses) Gains on Equity Securities
Net (losses) gains on equity securities decreased by $1.8 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decrease was primarily due to the absence of unrealized gains recognized on other equity securities during the prior-year period, as those securities were subsequently sold and were no longer held during the three months ended June 30, 2026. The decrease also reflected an unrealized loss recognized on our equity investment in SciBase during the current-year period, which we did not hold during the prior-year period.
Income Tax Expense
Our income tax expense of $0.4 million for the three months ended June 30, 2026 consisted of income taxes related to state jurisdictions in which we conduct business. Our income tax benefit for the three months ended June 30, 2025 was $4.7 million primarily due to a reduction of the valuation allowance previously recorded against our federal deferred tax assets. The release resulted in a credit to income tax expense and was based on new deferred tax liabilities recognized upon consolidating Capsulomics.

Stock-Based Compensation Expense
The following table indicates the amount of stock-based compensation expense (non-cash) included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
	(unaudited)
Cost of sales (exclusive of amortization of acquired intangible assets)	$1,420	$1,422	$(2)
Research and development	1,678	1,962	(284)
Selling, general and administrative	8,491	7,824	667
Total stock-based compensation expense	$11,589	$11,208	$381
Stock-based compensation expense which is allocated among cost of sales, R&D expense and SG&A expense totaled $11.6 million and $11.2 million for the three months ended June 30, 2026 and 2025, respectively. We expect stock-based compensation expense will continue to be material in future periods, attributable to both existing awards outstanding and anticipated additional grants to our current and future employees. As of June 30, 2026, we had 1,002 employees, compared to 798 as of June 30, 2025. As of June 30, 2026, the total unrecognized stock-based compensation cost related to outstanding awards was $90.4 million, which is expected to be recognized over a weighted-average period of 2.7 years.
Comparison of the Six Months Ended June 30, 2026 and 2025
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,		Change
	2026	2025
	(unaudited)
NET REVENUES	$187,225	$174,176	$13,049	7.5%
OPERATING EXPENSES
Cost of sales (exclusive of amortization of acquired intangible assets)	44,233	34,009	10,224	30.1%
Research and development	28,971	25,375	3,596	14.2%
Selling, general and administrative	131,021	116,685	14,336	12.3%
Amortization of acquired intangible assets	4,477	30,286	(25,809)	(85.2)%
Total operating expenses, net	208,702	206,355	2,347	1.1%
Operating loss	(21,477)	(32,179)	10,702	33.3%
Interest income	4,901	6,043	(1,142)	(18.9)%
Net gains (losses) on equity securities	1,392	(240)	1,632	680.0%
Interest expense	(327)	(38)	(289)	(760.5)%
Other loss	(592)	—	(592)	NA
Loss before income taxes	(16,103)	(26,414)	10,311	39.0%
Income tax expense (benefit)	479	(5,089)	5,568	109.4%
Net (loss) income	$(16,582)	$(21,325)	$4,743	22.2%

NA = Not applicable

Net Revenues
The following table provides a disaggregation of net revenues by type (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
	(unaudited)
Dermatologic(1)	$89,809	$119,259	$(29,450)
Non-Dermatologic(2)	97,416	54,917	42,499
Total net revenues	$187,225	$174,176	$13,049

(1)Consists of DecisionDx-Melanoma, DecisionDx-SCC and MyPath Melanoma.
(2)Consists of TissueCypher, DecisionDx-UM and IDgenetix.

Net revenues for the six months ended June 30, 2026 increased by $13.0 million, or 7.5%, to $187.2 million compared to the six months ended June 30, 2025, primarily driven by a $42.5 million increase in revenue from our non-dermatologic tests, partially offset by a $29.5 million decrease in revenue from our dermatologic tests.
The $42.5 million increase in revenues from our non-dermatologic tests was primarily attributable to a 61% increase in test report volumes for our TissueCypher test, and, to a much lesser extent, a higher realized ASP. The increase in TissueCypher test report volumes reflects continued growth driven by our sales force efforts. Net revenues from our non-dermatologic tests as a percentage of total net revenues increased from 31.5% for the six months ended June 30, 2025 to 52.0% for the six months ended June 30, 2026.
The $29.5 million decrease in revenues from our dermatologic tests was primarily attributable to our DecisionDx-SCC test, driven by lower realized ASP and lower test report volumes following the loss of Medicare coverage effective April 24, 2025. The decrease was partially offset by higher DecisionDx-Melanoma revenues, which were primarily driven by a 9% increase in test report volumes and, to a lesser extent, a higher realized ASP.
Cost of Sales (exclusive of amortization of acquired intangible assets)
Cost of sales (exclusive of amortization of acquired intangible assets) for the six months ended June 30, 2026 increased by $10.2 million, or 30.1%, compared to the six months ended June 30, 2025, primarily due to higher expenses for lab supplies, higher personnel costs, higher lab services costs, and higher depreciation expense. The increase in expenses for lab supplies and lab services costs was driven by higher test report volumes reflecting the shift in the mix of reports issued. Increases in personnel costs reflect a higher headcount, due to additions made to support business growth in response to growing test report volumes, as well as merit and annual inflationary wage adjustment for existing employees. The higher depreciation expense reflects continued investment in and expansion of our laboratory facilities.
Due to the nature of our business, a significant portion of our cost of sales expenses represents fixed costs associated with our testing operations. Accordingly, our cost of sales expenses will not necessarily increase or decrease commensurately with the change in net revenues from period to period. We expect our cost of sales expenses (exclusive of amortization of acquired intangible assets) to continue to increase in future periods as we hire additional laboratory personnel and related resources to support our expected operational growth and higher test volumes.

Gross Margin
The following table presents the calculation of gross margin (in thousands, except percentages):

	Six Months Ended June 30,
	2026	2025	Change
	(unaudited)
Net revenues	$187,225	$174,176	$13,049
Less: Cost of sales (exclusive of amortization of acquired intangible assets)	44,233	34,009	10,224
Less: Amortization of acquired intangible assets	4,477	30,286	(25,809)
Gross margin	$138,515	$109,881	$28,634
Gross margin percentage	74.0%	63.1%	10.9%
Our gross margin percentage was 74.0% for the six months ended June 30, 2026, compared to 63.1% for the six months ended June 30, 2025. The increase was primarily driven by significantly lower amortization of acquired intangible assets. Amortization expense was elevated in the prior-year period due to accelerated amortization related to the IDgenetix test, which was fully amortized as of March 31, 2025 following the decision to discontinue IDgenetix, resulting in no amortization expense associated with this asset in the current period.
Research and Development
R&D expenses increased by $3.6 million, or 14.2%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to higher personnel costs and higher clinical studies costs. The increases in personnel costs reflect a higher headcount to support continued business growth and increases in clinical studies costs reflect investment in our pipeline products.
We expect to continue incurring R&D expenses through our continued investments in our ongoing pipeline initiatives and as we seek opportunities to build evidentiary support and new tests where commercial opportunities exist.
Selling, General and Administrative
The following table provides a breakdown of SG&A expenses (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
	(unaudited)
Sales and marketing	$81,950	$71,931	$10,019
General and administrative	49,071	44,754	4,317
Total selling, general and administrative expense	$131,021	$116,685	$14,336
Sales and marketing expenses increased by $10.0 million, or 13.9%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase is primarily due to higher personnel costs and higher sales related travel expenses. Increases in personnel costs reflect a higher headcount driven by sales force expansion as well as merit and annual inflationary wage adjustment for existing employees. Higher sales related travel expenses reflect increased field activity to support growing test report volumes. Stock-based compensation expense included in sales and marketing expense was $7.4 million for the six months ended June 30, 2026, compared to $7.9 million for the six months ended June 30, 2025.
General and administrative expenses increased by $4.3 million, or 9.6%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase is primarily due to higher personnel costs and higher information technology-related costs partially offset by a decrease in professional fees. Increases in personnel costs reflect headcount expansions in our administrative functions as well as merit and annual inflationary wage adjustment for existing employees. Stock-based compensation expense included in general and administrative expense was $8.2 million for the six months ended June 30, 2026, compared to $7.0 million for the six months ended June 30, 2025.

Amortization of Acquired Intangible Assets
Amortization expense decreased by approximately $25.8 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to our decision to discontinue the IDgenetix test offering beginning in May 2025. As a result of this decision, we revised the estimated useful life of the related developed technology intangible asset and fully amortized the remaining carrying value as of March 31, 2025. The decrease is partially offset by amortization of the developed technology intangible asset recognized in association with the Esopredict test following our acquisition of Previse in May 2025.
Interest Income
Interest income decreased by $1.1 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to lower interest earned on our money market funds and marketable securities, as well as lower premium amortization and discount accretion recognized on our marketable securities.
Net Gains (Losses) on Equity Securities
Net gains (losses) on equity securities increased by $1.6 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was primarily driven by unrealized gains on our investment in SciBase, partially offset by realized losses on other equity securities sold during the period.
Other Loss
Other loss increased by $0.6 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to unrealized foreign currency losses on foreign currency-denominated assets. There were no comparable losses in the prior-year period.
Income Tax Expense (Benefit)
Income tax expense was $0.5 million for the six months ended June 30, 2026 and primarily consisted of income taxes related to state jurisdictions in which we conduct business. Our income tax benefit was $5.1 million for the six months ended June 30, 2025, primarily due to a reduction of the valuation allowance previously recorded against our federal deferred tax assets. The release resulted in a credit to income tax expense and was based on new deferred tax liabilities recognized upon consolidating Capsulomics.
Stock-Based Compensation Expense
The following table indicates the amount of stock-based compensation expense (non-cash) included in the condensed consolidated statements of operations (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
	(unaudited)
Cost of sales (exclusive of amortization of acquired intangible assets)	$2,677	$2,878	$(201)
Research and development	3,121	3,857	(736)
Selling, general and administrative	15,567	15,652	(85)
Total stock-based compensation expense	$21,365	$22,387	$(1,022)
Stock-based compensation expense, which is allocated among cost of sales, R&D expense and SG&A expense, totaled $21.4 million for the six months ended June 30, 2026, compared to $22.4 million for the six months ended June 30, 2025. The decrease was primarily attributable to higher fair value awards granted in prior periods having substantially vested, resulting in a lower mix of higher fair value awards in the current period.
We expect stock-based compensation expense will continue to be material in future periods, attributable to both existing awards outstanding and anticipated additional grants to our current and future employees. As of June 30, 2026, we had 1,002 employees compared to 798 as of June 30, 2025. As of June 30, 2026, the total unrecognized stock-based compensation cost related to outstanding awards was $90.4 million, which is expected to be recognized over a weighted-average period of 2.7 years.

Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents, marketable investment securities and cash generated from the sale of our products. All of our marketable investment securities are considered investment grade and are readily available for use in current operations. As of June 30, 2026 and December 31, 2025, we had marketable investment securities of $204.7 million and $182.8 million, respectively. Additionally, as of June 30, 2026 and December 31, 2025, we had cash and cash equivalents of $62.1 million and $116.7 million, respectively.
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
In February 2024, we purchased a plot of land in Friendswood, Texas and soon thereafter began development of the land and construction of a commercial office building which now serves as our corporate headquarters. Over the duration of this project, we incurred significant capital expenditures through payments to the developer under a percentage-of-completion basis. We completed the portions of the building that serve as our headquarters in February 2026, at which time we began occupying the building. Capital expenditures related to this development project were $0.4 million and $3.1 million during the three and six months ended June 30, 2026, respectively, compared to $8.8 million and $14.0 million during the corresponding periods in 2025. As of June 30, 2026, the development project was substantially complete.
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
Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate our exact working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of, many factors, including those listed above as well as those listed in Part I, Item 1A, “Risk Factors” in the 2025 10-K, Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 and Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the SEC.
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
Long-Term Debt
Our long-term debt is presented in the table below (in thousands):

	June 30, 2026	December 31, 2025
	(unaudited)
Term debt	$10,200	$10,200
Unamortized discount	(125)	(143)
Total debt, net	10,075	10,057
Less: Current portion of long-term debt	(2,917)	(417)
Total long-term debt	$7,158	$9,640
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
The 2024 LSA contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be liable for immediate repayment of all obligations under the 2024 LSA. Should we seek to further amend the terms of the 2024 LSA, the consent of the Lender would be required. As of June 30, 2026, we were in compliance with all of the covenants.
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
2024 Term Loan
On the Closing Date, we drew $10.0 million under the 2024 Term Loan. We are obligated to make a final payment of $0.2 million under the terms of the 2024 LSA final payment provisions. A discount on debt equal to this obligation was recorded on the draw date and is being amortized as additional interest expense using the effective interest method over the term of the debt. As of June 30, 2026, no payment on principal has been made and the weighted-average effective interest rate for all outstanding debt under the 2024 Term Loan was 7.69%.
Leases
We have entered into various operating and finance leases, which are primarily associated with our laboratory facilities and office space.
Total undiscounted future minimum payment obligations under our operating leases and finance leases as of June 30, 2026 totaled approximately $38.6 million, of which $1.3 million is payable through the remainder of 2026 and $37.3 million is payable through early 2037. The leases expire on various dates through 2037 and provide certain options to renew for additional periods. On March 19, 2026, we entered into a new lease agreement with an initial term of approximately 11 years for laboratory and office space located in Pittsburgh, Pennsylvania. As of June 30, 2026, the lease had not yet commenced. Upon commencement, we expect the leases to increase our undiscounted future minimum payment obligations by a total of approximately $7.7 million.
We expect our lease obligations may increase in the future as we expand our facilities, operations and headcount in support of the anticipated growth in our portfolio of commercial products and pipeline tests.
Cash Flows
The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
	(unaudited)
Net cash (used in) provided by operating activities	$(6,928)	$14,785
Net cash used in investing activities	(41,766)	(50,809)
Net cash used in financing activities	(5,919)	(1,452)
Net change in cash and cash equivalents	(54,613)	(37,476)
Cash and cash equivalents, beginning of period	116,729	119,709
Cash and cash equivalents, end of period	$62,116	$82,233
Operating Activities
Net cash used in operating activities was $6.9 million for the six months ended June 30, 2026. The net loss of $16.6 million includes non-cash charges of stock-based compensation expense of $21.4 million, depreciation and amortization of $8.0 million, offset by net gains on equity securities of $1.4 million. Cash used as a result of changes in operating assets and liabilities was $18.2 million, primarily due to decreases in accrued compensation of $11.4 million, increases in prepaid expenses and other current assets of $7.5 million, increases in accounts receivable of $4.7 million, offset by increases in other accrued and current liabilities of $5.3 million and increases in accounts payable of $0.9 million.
Net cash provided by operating activities was $14.8 million for the six months ended June 30, 2025. The net loss of $21.3 million includes non-cash charges of depreciation and amortization of $33.2 million, stock-based compensation expense of $22.4 million, offset by deferred income taxes of $5.4 million and accretion of discounts on marketable investment securities of $2.6 million. Cash used as a result of changes in operating assets and liabilities was $11.9 million, primarily due to decreases in accrued compensation of $7.6 million, increases in prepaid expenses and other current assets of $4.7 million and increases in accounts receivable of $1.3 million, partially offset by decreases in account payable of $1.7 million.

The $21.7 million increase in net cash used in operating activities for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily due to increases in operating expenditures and the timing of working capital changes, including higher payments of annual bonuses and employee benefits. Cash used during the six months ended June 30, 2026 included $28.8 million of such payments, compared to $22.5 million in the prior-year period, and these payments are not expected to recur in the remainder of 2026.
Investing Activities
Net cash used in investing activities was $41.8 million for the six months ended June 30, 2026 and consisted primarily of purchases of marketable investment securities of $109.6 million, purchases of property and equipment of $21.1 million, partially offset by $80.1 million of proceeds from maturities of marketable investment securities, $5.6 million of proceeds from maturities of debt securities classified as held-to-maturity and $3.2 million of proceeds from the sale of equity securities.
Net cash used in investing activities was $50.8 million for the six months ended June 30, 2025 and consisted primarily of purchases of marketable investment securities of $92.8 million, our asset acquisition of Previse for $18.7 million, purchases of property and equipment of $14.0 million and purchases of debt securities classified as held-to-maturity of $5.6 million, partially offset by the maturity of marketable investment securities of $80.3 million.
The $9.0 million decrease in cash used in investing activities for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily due to $18.7 million of acquisition related activity in the prior period with no comparable activity in the current period, $5.6 million of proceeds from held-to-maturity securities, offset by $16.8 million in higher purchases of marketable securities and $7.1 million of higher purchases of property and equipment.
Financing Activities
Net cash used in financing activities was $5.9 million for the six months ended June 30, 2026, and consisted primarily of $7.4 million of payments for employee taxes related to the vesting of Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”) and $1.0 million of payments related to contingent consideration, partially offset by $2.1 million of proceeds from contributions to our 2019 Employee Stock Purchase Plan (the “ESPP”).
Net cash used in financing activities was $1.5 million for the six months ended June 30, 2025, and consisted primarily of the $3.1 million payment of employee taxes attributable to the vesting of RSUs, partially offset by the $1.5 million of proceeds from contributions to our ESPP and $0.2 million of proceeds from lease incentives received.
Critical Accounting Estimates
During the six months ended June 30, 2026, there were no significant changes to the information discussed under “Critical Accounting Estimates” included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2025 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate fluctuations. As of June 30, 2026, we had cash and cash equivalents of $62.1 million, consisting of bank deposits and money market funds. We had marketable investment securities of $204.7 million, primarily invested in U.S. government securities. Due to the nature of these instruments, we believe our exposure to interest rate risk is not material.
As of June 30, 2026, we had outstanding term debt of $10.1 million under a term loan that bears interest at a floating rate based on the WSJ Prime Rate, subject to an interest rate floor of 6.00%, which exposes us to interest rate risk.
A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
Foreign Currency Risk
We are exposed to foreign currency exchange rate risk primarily related to a loan receivable and certain equity securities denominated in Swedish Krona (“SEK”). As of June 30, 2026, this loan had a principal balance of SEK 20 million and bears interest at a rate of 2.00% plus the three-month Stockholm Interbank Offered Rate. We do not currently hedge our foreign currency exposure. A hypothetical 10% change in foreign currency exchange rates would increase or decrease the value of our foreign currency-denominated assets by approximately $1.0 million, which we do not consider material to our financial statements.
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
Equity Price Risk
As of June 30, 2026, we held equity securities with a total fair value of $6.8 million. A hypothetical 10% decrease in the market price of these securities would result in an approximate $0.7 million decrease in fair value. These securities are subject to market-related risks that could materially impact their value.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Since our inception, we have had a history of net losses. For the year ended December 31, 2025, we had net loss of $24.2 million, and as of December 31, 2025, we had an accumulated deficit of $224.3 million. For the six months ended June 30, 2026, we had net loss of $16.6 million, and as of June 30, 2026, we had an accumulated deficit of $240.9 million. We cannot predict if we will continue to achieve profitability in the future. We may incur losses in the future as we plan to invest significant additional funds toward the expansion of our commercial organization, the conduct of clinical utility and validity studies to support adoption of our products and the development or acquisition of additional products. We also expect increases in our stock-based compensation expense in future periods due to additional awards outstanding, attributable to increased headcount. Additionally, our performance could be affected by the impacts of geopolitical and macroeconomic developments, such as the ongoing conflicts in the Middle East, including the conflict between the U.S., Iran, and Israel, the ongoing conflict between Ukraine and Russia and related sanctions, economic slowdowns, recent shutdowns of the federal government including regulatory agencies, labor shortages, recessions or market corrections, supply chain disruptions, inflation and monetary policy shifts, current or proposed international tariffs, trade restrictions and retaliatory trade measures, cybersecurity threats, liquidity concerns, and the potential failures of banks or other disruptions in the banking system or financial markets, higher interest rates and financial and credit market fluctuations, volatility in the capital markets or other evolving macroeconomic developments. Due to the requirements associated with being a public company, we expect to continue incurring significant additional legal, accounting and other expenses. We also expect that any acquisitions of businesses, assets, products or technologies will increase our expenses. These increased expenses will make it harder for us to achieve future profitability or generate positive cash flows. Furthermore, our revenues from our DecisionDx-SCC test represented a lesser portion of our 2025 revenues compared to prior years following the discontinuance of Medicare reimbursement as of April 24, 2025, and we expect it will continue to be a smaller portion of our 2026 operating results. See “—Risks Related to Our Business—Our revenue currently depends primarily on sales from our DecisionDx-Melanoma, TissueCypher, and DecisionDx-SCC tests, and we will need to generate sufficient revenue from these products and other products to grow our business.” We may also incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in the 2025 10-K, adoption of our products, coverage of and reimbursement rates for our products from third-party payors, and future research and development activities. Our failure to achieve profitability in the future could cause the market price of our common stock to decline and make it more difficult or costly for us to raise additional capital.
Risks Related to Our Business
Our revenue currently depends primarily on sales from our TissueCypher, DecisionDx-Melanoma and DecisionDx-SCC tests, and we will need to generate sufficient revenue from these products and other products to grow our business.
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

Without positive coverage policies, our products may not be reimbursed, and we may not be able to recognize revenue. If we are unable to increase sales and expand coverage and reimbursement for DecisionDx-Melanoma, TissueCypher, and our other tests, develop and commercialize other products, and successfully obtain coverage and adequate reimbursement for such products, our revenue and our ability to achieve profitability would be impaired, and the market price of our stock could decline substantially.
Unfavorable U.S. and global economic conditions could adversely affect our business, financial condition, results of operations or cash flows.
Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the financial markets and adverse macroeconomic developments. U.S. and global economic and financial conditions have been, and continue to be, disrupted and volatile due to many factors, including public health crises, geopolitical and macroeconomic developments, the ongoing conflicts in the Middle East, including recent actions by Iran, Israel, and the U.S., the ongoing conflict between Ukraine and Russia and related sanctions, economic slowdowns, recent shutdowns of the federal government including regulatory agencies, labor shortages, recessions or market corrections, supply chain disruptions, inflation and monetary policy shifts, current or proposed international tariffs, trade restrictions and retaliatory trade measures, cybersecurity threats, liquidity concerns, and the potential failures of bank or other disruptions in the banking system or financial markets, higher interest rates and financial and credit market fluctuations, volatility in the capital markets or other evolving macroeconomic developments, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, foreign currency exchange rates, liquidity of the global financial markets, changes in trade and tariff policies, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our collaborators, our manufacturers and our suppliers operate.
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

Financial markets around the world are experiencing volatility following the conflict between the U.S. and Iran in February 2026 and the invasion of Ukraine by Russia in February 2022. As a result of the conflicts in the Middle East, the U.S., UK, Canada, Australia, Japan, South Korea, Israel, and the European Union have placed sanctions and export controls on Iran. Due to the escalation of the ongoing conflicts in the Middle East, including the conflict between the U.S., Iran, and Israel, the closure and risk of closure of the Strait of Hormuz has imposed significant constraints on global oil and energy transportation and production. Additionally, in response to the invasion of Ukraine, the U.S., UK and European Union, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability and/or supply chain continuity in both Europe and globally, and has introduced significant uncertainty into global markets. In particular, the Russia-Ukraine conflict has contributed to rapidly rising costs of living (driven largely by higher energy prices) in Europe and other advanced economies. More recently, the escalation of hostilities between Iran and Israel has introduced additional geopolitical instability and uncertainty, particularly in the Middle East. This conflict has the potential to disrupt global energy supplies, impact shipping routes, and lead to broader regional or international involvement, further straining global supply chains and financial markets. Further, a weak or declining economy could strain our suppliers, manufacturers and collaborators, possibly resulting in additional supply disruption for our product candidates. As a result, our business and results of operations may be adversely affected by the ongoing conflict between the U.S. and Iran and the conflict between Ukraine and Russia, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict. If economic conditions in Europe, the Middle East, or other key markets for our business and the business of our suppliers, manufacturers and collaborators remain uncertain or deteriorate further, we could experience adverse effects on our business, financial condition, results of operations or cash flows.
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
Since the effective date of our registration statement through June 30, 2026, we have not used any of the net proceeds from the IPO. Pending such uses, we have invested, and plan to continue to invest, the balance of the net proceeds from the IPO in cash and cash equivalent securities or highly liquid investment securities.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Insider Trading Arrangements
On May 28, 2026, Tobin Juvenal, our Chief Commercial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 85,524 shares of our common stock and up to 100% of the shares of our common stock issued upon the settlement of 63,029 shares of RSUs and PSUs, less the number of shares withheld to cover tax withholding obligations in connection with the vesting and settlement of such RSUs and PSUs. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is estimated to be from September 14, 2026 until the earlier of all transaction under the trading arrangement being completed or March 19, 2027.
On June 2, 2026, Derek J. Maetzold, our Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 202,966 shares of our common stock and up to 100% of the shares of our common stock issued upon the settlement of 180,459 shares of RSUs and PSUs, less the number of shares withheld to cover tax withholding obligations in connection with the vesting and settlement of such RSUs and PSUs. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is estimated to be from September 11, 2026 until the earlier of all transaction under the trading arrangement being completed or March 19, 2027.
No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Regulation S-K Item 408, for the three months ended June 30, 2026.

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

10.1*^	Non-Employee Director Compensation Policy, as amended effective May 28, 2026.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).

*    Filed herewith
**    Furnished herewith
^    Indicates management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLE BIOSCIENCES, INC.

Date:	July 30, 2026	By:	/s/ Derek J. Maetzold
Derek J. Maetzold President and Chief Executive Officer (Principal Executive Officer)

Date:	July 30, 2026	By:	/s/ Frank Stokes
Frank Stokes Chief Financial Officer (Principal Financial and Accounting Officer)