Form 10-Q
period 2026-09-30
CASTLE BIOSCIENCES INC
filed 2026-11-05
CIK 1447362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number: 001-38984

CASTLE BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0701774
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500 W. Parkwood Ave, Suite 400, Friendswood, Texas	77546
(Address of principal executive offices)	(Zip Code)
(866) 788-9007
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	CSTL	The Nasdaq Global Market
	CSTL	Nasdaq Texas, LLC

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
As of October 29, 2026, there were 30,818,291 shares of common stock, $0.001 par value per share, issued and outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$77,994	$116,729
Marketable investment securities	199,671	182,776
Accounts receivable, net	52,101	43,382
Inventory	10,381	10,254
Prepaid expenses and other current assets	16,710	7,956
Total current assets	356,857	361,097
Long-term accounts receivable, net	1,264	1,878
Property and equipment, net	111,461	97,443
Operating lease assets	13,970	14,795
Goodwill and other intangible assets, net	91,492	99,574
Other assets – long-term	4,364	3,769
Total assets	$579,408	$578,556
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$13,225	$18,711
Accrued compensation	33,399	38,287
Contingent consideration	—	1,000
Operating lease liabilities	1,644	1,325
Current portion of long-term debt	4,167	417
Other accrued and current liabilities	15,177	8,937
Total current liabilities	67,612	68,677
Long-term debt	5,917	9,640
Noncurrent portion of contingent consideration	—	1,500
Noncurrent operating lease liabilities	24,609	25,217
Noncurrent finance lease liabilities	237	314
Deferred tax liability	2,398	2,335
Other liabilities	191	—
Total liabilities	100,964	107,683
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized as of September 30, 2026 and December 31, 2025; no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 30,771,453 and 29,686,314 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	31	30
Additional paid-in capital	723,871	694,860
Accumulated deficit	(244,966)	(224,284)
Accumulated other comprehensive (loss) income	(492)	267
Total stockholders’ equity	478,444	470,873
Total liabilities and stockholders’ equity	$579,408	$578,556
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
NET REVENUES	$102,891	$83,043	$290,116	$257,219
OPERATING EXPENSES
Cost of sales (exclusive of amortization of acquired intangible assets)	23,919	18,704	68,152	52,713
Research and development	15,807	12,960	44,778	38,335
Selling, general and administrative	63,792	55,907	194,813	172,592
Amortization of acquired intangible assets	2,104	2,276	6,581	32,562
Total operating expenses, net	105,622	89,847	314,324	296,202
Operating loss	(2,731)	(6,804)	(24,208)	(38,983)
Interest income	2,512	2,833	7,413	8,876
Net (losses) gains on equity securities	(3,425)	3,561	(2,033)	3,321
Interest expense	(197)	(24)	(524)	(62)
Other income (expense)	39	48	(553)	48
Loss before income taxes	(3,802)	(386)	(19,905)	(26,800)
Income tax expense (benefit)	298	115	777	(4,974)
Net loss	$(4,100)	$(501)	$(20,682)	$(21,826)

Loss per share:
Basic	$(0.13)	$(0.02)	$(0.69)	$(0.76)
Diluted	$(0.13)	$(0.02)	$(0.69)	$(0.76)

Weighted-average shares outstanding:
Basic	30,633	29,073	30,112	28,868
Diluted	30,633	29,073	30,112	28,868

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(4,100)	$(501)	$(20,682)	$(21,826)
Other comprehensive loss:
Net unrealized (loss) gain on marketable investment securities	(236)	201	(759)	10
Comprehensive loss	$(4,336)	$(300)	$(21,441)	$(21,816)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2025	28,483,195	$28	$655,703	$(200,126)	$230	$455,835
Stock-based compensation expense	—	—	11,179	—	—	11,179
Exercise of common stock options	6,331	—	18	—	—	18
Issuance of common stock from vested restricted stock units, net of shares withheld for taxes	251,970	1	(2,517)	—	—	(2,516)
Issuance of common stock under the employee stock purchase plan	103,441	—	1,737	—	—	1,737
Net unrealized loss on marketable investment securities	—	—	—	—	(99)	(99)
Net loss	—	—	—	(25,848)	—	(25,848)
BALANCE, MARCH 31, 2025	28,844,937	$29	$666,120	$(225,974)	$131	$440,306
Stock-based compensation expense	—	—	11,208	—	—	11,208
Exercise of common stock options	10,664	—	19	—	—	19
Issuance of common stock from vested restricted stock units, net of shares withheld for taxes	125,550	—	(588)	—	—	(588)
Net unrealized loss on marketable investment securities	—	—	—	—	(92)	(92)
Net income	—	—	—	4,523	—	4,523
BALANCE, JUNE 30, 2025	28,981,151	$29	$676,759	$(221,451)	$39	$455,376
Stock-based compensation expense	—	—	12,100	—	—	12,100
Exercise of common stock options	4,000	—	77	—	—	77
Issuance of common stock from vested restricted stock units and performance-based restricted stock units, net of shares withheld for taxes	119,255	—	(1,185)	—	—	(1,185)
Issuance of common stock under the employee stock purchase plan	57,457	—	978	—	—	978
Net unrealized gain on marketable investment securities	—	—	—	—	201	201
Net loss	—	—	—	(501)	—	(501)
BALANCE, SEPTEMBER 30, 2025	29,161,863	$29	$688,729	$(221,952)	$240	$467,046
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2026	29,686,314	$30	$694,860	$(224,284)	$267	$470,873
Stock-based compensation expense	—	—	9,776	—	—	9,776
Exercise of common stock options	28,494	—	322	—	—	322
Issuance of common stock from vested restricted stock units and performance-based restricted stock units, net of shares withheld for taxes	486,737	—	(6,598)	—	—	(6,598)
Issuance of common stock under the employee stock purchase plan	94,420	—	1,895	—	—	1,895
Net unrealized loss on marketable investment securities	—	—	—	—	(330)	(330)
Net loss	—	—	—	(14,522)	—	(14,522)
BALANCE, MARCH 31, 2026	30,295,965	$30	$700,255	$(238,806)	$(63)	$461,416
Stock-based compensation expense	—	—	11,589	—	—	11,589
Exercise of common stock options	32,990	—	95	—	—	95
Issuance of common stock from vested restricted stock units, net of shares withheld for taxes	179,579	1	(818)	—	—	(817)
Net unrealized loss on marketable investment securities	—	—	—	—	(193)	(193)
Net loss	—	—	—	(2,060)	—	(2,060)
BALANCE, JUNE 30, 2026	30,508,534	$31	$711,121	$(240,866)	$(256)	$470,030
Stock-based compensation expense	—	—	11,232	—	—	11,232
Exercise of common stock options	125,523	—	988	—	—	988
Issuance of common stock from vested restricted stock units, net of shares withheld for taxes	69,273	—	(899)	—	—	(899)
Issuance of common stock under the employee stock purchase plan	68,123	—	1,429	—	—	1,429
Net unrealized loss on marketable investment securities	—	—	—	—	(236)	(236)
Net loss	—	—	—	(4,100)	—	(4,100)
BALANCE, SEPTEMBER 30, 2026	30,771,453	$31	$723,871	$(244,966)	$(492)	$478,444
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES
Net loss	$(20,682)	$(21,826)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,178	36,994
Stock-based compensation expense	32,597	34,487
Net losses (gains) on equity securities	2,033	(3,321)
Deferred income taxes	63	(5,321)
Accretion of discounts on marketable investment securities	(1,190)	(3,511)
Other	906	282
Change in operating assets and liabilities:
Accounts receivable	(8,105)	604
Prepaid expenses and other current assets	(8,838)	(4,535)
Inventory	(127)	(538)
Operating lease assets	873	1,016
Other assets	(768)	(54)
Accounts payable	2,279	3,095
Operating lease liabilities	(337)	(1,066)
Accrued compensation	(4,888)	(792)
Other accrued and current liabilities	6,628	1,902
Other liabilities	191	—
Net cash provided by operating activities	12,813	37,416

INVESTING ACTIVITIES
Purchases of marketable investment securities	(165,567)	(151,306)
Proceeds from maturities of marketable investment securities	138,800	135,200
Proceeds from maturities of debt securities classified as held-to-maturity	5,600	—
Purchases of debt securities classified as held-to-maturity	—	(5,569)
Proceeds from sale of equity securities	3,248	—
Asset acquisition, net of cash and cash equivalents acquired	—	(18,726)
Purchases of property and equipment	(28,597)	(28,837)
Proceeds from sale of property and equipment	21	40
Net cash used in investing activities	(46,495)	(69,198)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
FINANCING ACTIVITIES
Proceeds from exercise of common stock options	1,405	114
Payment of employees’ taxes on vested restricted stock units and performance-based restricted stock units	(8,314)	(4,289)
Proceeds from contributions to the employee stock purchase plan	2,930	1,702
Payment of contingent consideration	(1,000)	—
Repayment of principal portion of finance lease liabilities	(74)	(88)
Proceeds from lease incentives received	—	190
Net cash used in financing activities	(5,053)	(2,371)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(38,735)	(34,153)
Beginning of period	116,729	119,709
End of period	$77,994	$85,556

	Nine Months Ended September 30,
	2026	2025
DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
(Decrease) increase in contingent consideration liability related to asset acquisition	$(1,500)	$2,500
Accrued purchases of property and equipment	$2,414	$4,446
Property and equipment acquired with tenant improvement allowance	$—	$7,224
Operating lease assets obtained in exchange for lease obligations	$48	$4,687
Decrease in operating lease assets with corresponding change in lease liabilities	$—	$(104)
Finance lease assets obtained in exchange for lease obligations	$4	$119
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization and Description of Business
Castle Biosciences, Inc. (the “Company,” “we,” “us” or “our”) was incorporated in the state of Delaware on September 12, 2007. We are a commercial-stage diagnostics company focused on providing clinicians and their patients with personalized, clinically actionable information to inform treatment decisions and improve health outcomes. We are based in Friendswood, Texas (a suburb of Houston, Texas), and our laboratory operations are conducted at our facilities located in Phoenix and Scottsdale, Arizona, and Pittsburgh, Pennsylvania.

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
We have a history of recurring net losses and negative cash flows and as of September 30, 2026, we had an accumulated deficit of $245.0 million. We believe our $78.0 million of cash and cash equivalents and $199.7 million of marketable investment securities as of September 30, 2026, and anticipated revenue from our test reports, will be sufficient to meet our cash requirements through at least the 12-month period following the date that these unaudited condensed consolidated financial statements were issued.
Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheet as of September 30, 2026; the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of stockholders’ equity, each for the three and nine months ended September 30, 2026 and 2025; and the condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our consolidated financial position as of September 30, 2026, the results of our consolidated operations for the three and nine months ended September 30, 2026 and 2025 and our consolidated cash flows for the nine months ended September 30, 2026 and 2025. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2026 and 2025 are also unaudited. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period. The balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission on February 26, 2026.

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
Our equity securities consist of investments in shares of common stock which are listed and traded on the Nasdaq Global Market and certain foreign exchanges. All equity securities are recognized in accordance with ASC Topic 321, Investments-Equity Securities (“ASC 321”) and reported at their readily determinable fair values based on quoted market prices. For equity securities denominated in a foreign currency, fair value is remeasured into U.S. dollars using exchange rates in effect at each balance sheet date in accordance with ASC Topic 830, Foreign Currency Matters (“ASC 830”). Changes in fair value attributable to market price movements are included in net gains (losses) on equity securities, while changes attributable to foreign currency exchange rate fluctuations are included in other income (losses) in the condensed consolidated statements of operations. All changes in a marketable security’s fair value are reported in earnings as they occur, and the sale of our equity securities does not necessarily give rise to a significant gain or loss. Investments in equity securities are classified as either current or long-term depending upon management’s intentions. See Notes 5 and 11 for further details.

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
During the nine months ended September 30, 2026, we made aggregate Earnout Payments of $1.0 million following the achievement of certain commercial milestones. As of September 30, 2026, we determined that payment of the remaining Earnout Payments was no longer probable. Accordingly, we reduced the contingent consideration liability by $1.5 million with a corresponding reduction to the cost basis of the acquired assets. The contingent consideration balance was zero as of September 30, 2026.
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
We accrue an allowance for credit losses against our accounts receivable based on management’s current estimate of amounts that will not be collected. We have elected the practical expedient under ASC Topic 326, Financial Instruments - Credit Losses (“ASC 326”) to assume that current conditions as of the balance sheet date do not change for the remaining life of our accounts receivable. Accordingly, management’s estimates are based on historical loss information adjusted for current conditions. We generally do not perform evaluations of customers’ financial condition and generally do not require collateral. Historically, our credit losses have not been significant. The allowance for credit losses was zero as of September 30, 2026 and December 31, 2025. Adjustments for implicit price concessions attributable to variable consideration, as discussed below, are incorporated into the measurement of the accounts receivable balances and are not part of the allowance for credit losses.
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
Interest income on the Convertible Loan Receivable is recognized quarterly and included in interest income in the condensed consolidated statements of operations. Foreign currency transaction gains and losses resulting from the remeasurement of the Convertible Loan Receivable are included in other income (expense) in the condensed consolidated statements of operations. Accrued interest receivable is recorded within prepaid expenses and other current assets in the condensed consolidated balance sheets.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally ranging from 5 to 39 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the term of the lease. Leasehold improvements primarily relate to office and laboratory facilities in Phoenix, Arizona, Scottsdale, Arizona, and Pittsburgh, Pennsylvania, and are generally depreciated over the remaining lease terms, which expire in 2034, 2033, and 2037 respectively.
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
Accrued Compensation
We accrue for liabilities under discretionary employee and executive bonus plans. Our estimated compensation liabilities are based on progress against corporate objectives approved by our board of directors, compensation levels of eligible individuals and target bonus percentage levels. Our board of directors reviews and evaluates the performance against these objectives and ultimately determines the actual achievement levels attained. We also accrue for liabilities under employee sales incentive bonus plans with accruals based on performance achieved to date compared to established targets. As of September 30, 2026 and December 31, 2025, we accrued approximately $25.3 million and $28.1 million, respectively, for liabilities associated with these bonus plans. These amounts are classified as current accrued liabilities in the condensed consolidated balance sheets based on the expected timing of payment.
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

3. Revenue
All of our revenues from contracts with customers are associated with the provision of testing services. Our revenues are primarily attributable to our DecisionDx®-Melanoma test for cutaneous melanoma and our TissueCypher® test for patients diagnosed with Barrett’s esophagus. We also provide our DecisionDx®-UM test for uveal melanoma, MyPath® Melanoma test for patients with melanocytic lesions, DecisionDx®-SCC test for cutaneous squamous cell carcinoma, AdvanceAD-Tx for moderate-to-severe atopic dermatitis, and our Esopredict test as a supplemental option when TissueCypher does not produce an actionable result. IDgenetix®, a pharmacogenomics testing service focused on mental health, was previously offered and discontinued in May 2025.
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
In the absence of Medicare coverage, contractually established reimbursements rates or other coverage, we have concluded that our contracts include variable consideration because the amounts paid by Medicare or commercial health insurance carriers may be paid at less than our standard rates or not paid at all, with such differences considered implicit price concessions. Variable consideration attributable to these price concessions is measured at the expected value using the “most likely amount” method under ASC 606. The amounts are estimated using historical average collection rates by test type and payor category taking into consideration the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as the judgment and actions of third parties. Such variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. Variable consideration may be constrained and excluded from the transaction price in situations where there is no contractually agreed upon reimbursement coverage or in the absence of a predictable pattern and history of collectability with a payor. Accordingly, in such situations revenues are recognized on the basis of actual cash collections. Variable consideration for Medicare claims that are not covered by Medicare, including those claims undergoing appeal, is deemed to be fully constrained due to factors outside our influence (e.g., judgment or actions of third parties) and the uncertainty of the amount to be received is not expected to be resolved for a long period of time. Variable consideration is evaluated each reporting period and adjustments are recorded as increases or decreases in revenues. Included in revenues for the three months ended September 30, 2026 and 2025 were $0.9 million and $2.5 million of net positive revenue adjustments, respectively, associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods. Included in revenues for the nine months ended September 30, 2026 and 2025 were $3.5 million and $5.4 million of net negative revenue adjustments, respectively, associated with changes in estimated variable consideration related to performance obligations satisfied in previous periods.
These amounts include (i) adjustments for actual collections versus estimated amounts and (ii) cash collections and the related recognition of revenue in current period for tests delivered in prior periods due to the release of the constraint on variable consideration.
Because our contracts with customers have an expected duration of one year or less, we have elected the practical expedient in ASC 606 to not disclose information about our remaining performance obligations. Any incremental costs to obtain contracts are recorded as selling, general and administrative expenses as incurred due to the short duration of our contracts. Contract balances consisted solely of accounts receivable (both current and noncurrent) as of September 30, 2026 and December 31, 2025.
Disaggregation of Revenues
The table below provides the disaggregation of revenue by type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Dermatologic(1)	$47,877	$48,523	$137,686	$167,782
Non-Dermatologic(2)	55,014	34,520	152,430	89,437
Total net revenues	$102,891	$83,043	$290,116	$257,219

(1)Consists of DecisionDx-Melanoma, DecisionDx-SCC, MyPath Melanoma, and AdvanceAD-Tx.
(2)Consists of TissueCypher, DecisionDx-UM, Esopredict and IDgenetix.

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
Our significant third-party payors and their related revenues, each of which accounted for more than 10% of total revenues and accounts receivable balances were as follows:

	Percentage of Revenues		Percentage of Accounts Receivable (current) as of		Percentage of Accounts Receivable (noncurrent) as of
	Nine Months Ended September 30,
	2026	2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Medicare	40%	45%	23%	18%	*	*
Payor A	14%	16%	12%	15%	16%	16%
Payor B	*	*	*	22%	*	10%

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
The table below provides the weighted-average number of potential common shares associated with outstanding securities not included in our calculation of diluted loss per share for the three and nine months ended September 30, 2026 and 2025 because to do so would be antidilutive or, in the case of PSUs, the applicable performance conditions have not yet been met (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	2,621	2,893	2,697	2,941
RSUs and PSUs	4,526	4,323	4,302	4,079
ESPP	223	153	240	151
Total	7,370	7,369	7,239	7,171

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
5. Marketable Investment Securities
Marketable investment securities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Current marketable investment securities:
Equity securities	$4,443	$5,555
Debt securities - AFS	195,228	171,631
Debt securities - HTM	—	5,590
Total current marketable investment securities	$199,671	$182,776
On January 26, 2026, in connection with SciBase’s rights offering, we amended our subscription commitment, increasing the shares we agreed to subscribe for without subscription rights from 115.0 million to 125.0 million, and purchased subscription rights for an additional 30.5 million shares from another SciBase shareholder. In total, we acquired 155.5 million shares for $3.6 million. Following SciBase’s 1-for-100 reverse share split announced on June 4, 2026, this equals 1.55 million shares. On September 29, 2026 we subscribed for an additional 0.8 million shares. As of September 30, 2026, we determined that we did not have significant influence over SciBase.
During the nine months ended September 30, 2026, all of our HTM investments matured.
Equity Securities
The portion of unrealized gains and losses related to equity securities still held during the period is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (losses) gains on equity securities	$(3,425)	$3,561	$(2,033)	$3,321
Less: Net loss recognized on equity securities sold	—	—	(513)	—
Net unrealized (losses) gains recognized on equity securities still held	$(3,425)	$3,561	$(1,520)	$3,321

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Debt Securities
The following tables present our debt securities (in thousands):

	September 30, 2026
	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
U.S. government securities - AFS	$195,720	$—	$(492)	$195,228
Total debt securities	$195,720	$—	$(492)	$195,228

	December 31, 2025
	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
U.S. government securities - AFS	$171,364	$269	$(2)	$171,631
U.S. government securities - HTM	5,590	11	—	5,601
Total debt securities	$176,954	$280	$(2)	$177,232
Our AFS securities are available to be sold to meet operating needs or otherwise, but are generally held through maturity. We classify all AFS investments as current assets, as these are readily available for use in current operations. As of September 30, 2026 and December 31, 2025, all of our AFS securities had contractual maturities of one year or less.
As of December 31, 2025, we classified our HTM investments as current assets, as we had the positive intent and ability to hold these investments to maturity, and all such maturities were less than one year from the balance sheet date.
We evaluated our U.S. government securities under the AFS impairment model guidance and determined our investment portfolio is comprised of low-risk, investment grade securities.
For the three and nine months ended September 30, 2026 and 2025, unrealized losses on our AFS U.S. government securities are not attributed to credit risk. We believe that an allowance for credit losses is unnecessary because the unrealized losses on certain of our marketable investment securities are due to market factors. The allowance for credit losses was zero as of September 30, 2026 and December 31, 2025.
There were no realized gains or losses on sales of AFS debt securities for the three and nine months ended September 30, 2026 and 2025. In addition, no credit-related or noncredit-related impairment losses were recorded for the three and nine months ended September 30, 2026 and 2025.
Accrued interest receivable for our AFS U.S. government securities is included in prepaid expenses and other current assets in the condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, the accrued interest receivable related to AFS securities was $1.3 million and $1.1 million, respectively. Accrued interest receivable related to HTM securities was immaterial as of December 31, 2025.
Additional information relating to the fair value of marketable investment securities can be found in Note 11.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Land	$7,245	$7,245
Building	44,573	—
Lab equipment	41,930	33,034
Leasehold improvements	25,978	14,834
Computer equipment	7,938	5,920
Furniture and fixtures	7,174	3,648
Construction-in-progress	299	51,059
Total	135,137	115,740
Less: Accumulated depreciation	(23,676)	(18,297)
Property and equipment, net	$111,461	$97,443
In 2025, construction-in-progress related primarily to construction of our new headquarters in Friendswood, Texas, which was substantially completed in February 2026. Upon completion, we commenced depreciation of the capitalized construction costs of the building over an estimated useful life of 39 years.
In September 2026, we completed construction of and placed into service our office and laboratory facilities in Scottsdale, Arizona. At that time, we reclassified approximately $14.4 million of capitalized project costs from construction-in-progress to the applicable property and equipment categories and began recognizing depreciation expense.
Depreciation expense was recorded in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of sales (exclusive of amortization of acquired intangible assets)	$1,345	$1,004	$3,654	$2,816
Research and development	172	90	457	279
Selling, general and administrative	558	446	1,486	1,337
Total	$2,075	$1,540	$5,597	$4,432

7. Goodwill and Other Intangible Assets, Net
Goodwill
We had a single reportable segment consisting of a single operating segment where the operating segment and the single reporting unit were the same as of September 30, 2026 and December 31, 2025, where all goodwill was allocated. As of September 30, 2026 and December 31, 2025, our goodwill was $10.7 million. There were no accumulated impairments of goodwill as of September 30, 2026 or December 31, 2025. See Note 15 for additional information on our reportable segment.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Other Intangible Assets, Net
Our other intangible assets, net consisted of the following (in thousands):

	September 30, 2026
	Gross carrying value	Accumulated amortization	Net	Weighted-Average Remaining Life (in years)
Developed technology	$117,000	$(36,218)	$80,782	9.5
Assembled workforce	563	(544)	19	0.2
Total other intangible assets, net	$117,563	$(36,762)	$80,801

	December 31, 2025
	Gross carrying value	Accumulated amortization	Net	Weighted-Average Remaining Life (in years)
Developed technology	$153,500	$(64,721)	$88,779	10.3
Assembled workforce	563	(460)	103	0.9
Total other intangible assets, net	$154,063	$(65,181)	$88,882
During the first quarter of 2025, we made the decision to discontinue our IDgenetix test offering, effective May 2025. As a result of this decision, we further revised the estimated useful life of the asset and determined that the intangible asset should be fully amortized as of March 31, 2025. This change resulted in an acceleration of amortization expense of approximately $20.1 million. During the nine months ended September 30, 2026, we derecognized the gross book value and accumulated amortization related to IDgenetix from our intangible assets, net balance as of September 30, 2026.
In September 2026, we reduced the contingent consideration liability related to the Previse acquisition by $1.5 million, resulting in a corresponding reduction to the cost basis of the acquired intangible assets.
Amortization expense of intangible assets was $2.1 million and $6.6 million for the three and nine months ended September 30, 2026, respectively, and $2.3 million and $32.6 million for the three and nine months ended September 30, 2025, respectively.

8. Other Accrued and Current Liabilities
Other accrued and current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Self-insurance liability	$5,840	$—
Accrued service fees	4,098	3,213
Clinical studies	2,590	2,674
ESPP contributions	530	924
Other	2,119	2,126
Total	$15,177	$8,937

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
9. Long-Term Debt
Our long-term debt is presented in the table below (in thousands):

	September 30, 2026	December 31, 2025
Term debt	$10,200	$10,200
Unamortized discount	(116)	(143)
Total debt, net	10,084	10,057
Less: Current portion of long-term debt	(4,167)	(417)
Total long-term debt	$5,917	$9,640
Future maturities of principal amounts on long-term debt as of September 30, 2026 were as follows (in thousands):

Years Ending December 31,
2026	$417
2027	5,000
2028	4,583
Total	$10,000
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
The 2024 LSA contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be liable for immediate repayment of all obligations under the 2024 LSA. Should we seek to further amend the terms of the 2024 LSA, the consent of the Lender would be required. As of September 30, 2026, we were in compliance with all of the covenants.
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
2024 Term Loan
On the Closing Date, we drew $10.0 million under the 2024 Term Loan. We are obligated to make a final payment of $0.2 million under the terms of the 2024 LSA final payment provisions. A discount on debt equal to this obligation was recorded on the draw date and is being amortized as additional interest expense using the effective interest method over the term of the debt. As of September 30, 2026, no payment on principal has been made and the weighted-average effective interest rate for all outstanding debt under the 2024 Term Loan was 7.79%.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Interest Expense on Long-Term Debt
Interest expense on long-term debt consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense on long term debt	$189	$207	$558	$612
Less: Capitalized interest	—	(191)	(58)	(579)
Total	$189	$16	$500	$33
Capitalized interest on construction-in-progress was not material following the substantial completion of our new headquarters in Friendswood, Texas.

10. Leases
Unit 1 Pittsburgh Lease
On March 19, 2026, we entered into a lease agreement with Faros ACA RE, LLC for approximately 21,000 square feet of additional office and laboratory space in Pittsburgh, Pennsylvania within a building we already partially occupy. The lease has an initial term of approximately 11 years and will commence upon completion of landlord-provided leasehold improvements. The lease includes tenant improvement allowances and provides for an extension option and a one-time early termination option, each subject to certain conditions.
As of September 30, 2026, the lessor had not made the underlying asset available for use, and accordingly, we have not recognized a right-of-use asset or lease liability in our condensed consolidated balance sheet.
Friendswood Parkway Plaza Lease
On September 16, 2026, we entered into an agreement with Ferrovial Construction-Webber 99 JV to lease out approximately 29,323 square feet of office space within our corporate headquarters building in Friendswood, Texas. The lease has an initial term of 63 months and will commence upon substantial completion of landlord-constructed tenant improvements. The lease includes a tenant improvement allowance, a six-month rent abatement period, and two six-month renewal options.
As of September 30, 2026, we had not made the underlying space available for the tenant’s use, and accordingly, the lease had not commenced, and we had not recognized any lease income in our condensed consolidated financial statements.

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
The tables below provide information, by level within the fair value hierarchy, of our financial assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 (in thousands):

	As of September 30, 2026
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds(1)	$68,801	$—	$—	$68,801
U.S. government securities - AFS(2)	$195,228	$—	$—	$195,228
Equity securities(2)	$4,443	$—	$—	$4,443
Liabilities
Term Debt(3)(4)	$—	$10,084	$—	$10,084

	As of December 31, 2025
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds(1)	$108,914	$—	$—	$108,914
U.S. government securities - AFS(2)	$171,631	$—	$—	$171,631
Equity securities(2)	$5,555	$—	$—	$5,555
Liabilities
Term Debt(3)(4)	$—	$10,057	$—	$10,057

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

13. Stock Incentive Plans and Stock-Based Compensation
Equity Incentive Plan
On July 24, 2019, we adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides for automatic annual increases to the number of shares authorized for issuance, equal to 5% of our common shares outstanding as of the immediately preceding year end, through January 1, 2029. Under this provision, effective January 1, 2026, an additional 1,484,315 shares became available under the 2019 Plan. As of September 30, 2026, 1,446,860 shares remained available for grant under the 2019 Plan.
Inducement Plan
On December 22, 2022, our board of directors approved the 2022 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the granting of awards as inducement material to the grantee’s entering into employment with us to the extent such grantee was not previously an employee of ours or is entering into employment following a bona fide period of non-employment with us. As of September 30, 2026, there were 609,576 shares available for grant under the amended Inducement Plan.
Stock Options
Stock option activity under our stock plans for the nine months ended September 30, 2026 is set forth below:

		Weighted-Average
	Stock Options Outstanding	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2025	2,784,432	$36.53
Granted	—	$—
Exercised	(187,007)	$7.52
Forfeited/Cancelled	(49,548)	$48.31
Balance as of September 30, 2026	2,547,877	$38.43	3.9	$14,677
Exercisable as of September 30, 2026	2,547,877	$38.43	3.9	$14,677

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Restricted Stock Units
The following table summarizes our RSU activity for the nine months ended September 30, 2026:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2025	3,395,762	$22.42
Granted	1,783,182	$25.81
Vested(1)	(948,421)	$21.89
Forfeited/Cancelled	(206,934)	$24.09
Balance as of September 30, 2026	4,023,589	$23.96

(1)The aggregate number of shares withheld upon vesting for employee tax obligations was 272,792 for the nine months ended September 30, 2026.
Performance-Based Restricted Stock Units
The following table summarizes our PSU activity for the nine months ended September 30, 2026:

	Performance-Based Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2025	350,144	$21.72
Granted	200,512	$28.22
Vested(1)	(88,757)	$21.23
Forfeited/Cancelled	—	$—
Balance as of September 30, 2026	461,899	$24.64

(1)The aggregate number of shares withheld upon vesting for employee tax obligations was 28,797 for the nine months ended September 30, 2026.
Employee Stock Purchase Plan
The ESPP provides for certain automatic increases in the number of shares of common stock reserved for issuance, which resulted in an additional 296,863 shares becoming available under the ESPP effective January 1, 2026. During the nine months ended September 30, 2026, we issued 162,543 shares of common stock pursuant to scheduled purchases under the ESPP. As of September 30, 2026, 1,304,933 shares remained available for issuance under the ESPP.
Determining Fair Value - Summary of Assumptions
The following table sets forth assumptions used to determine the fair value of the purchase rights issued under the ESPP:

	Nine Months Ended September 30,
	2026	2025
Average expected term (years)	1.2	1.2
Expected stock price volatility	54.54% - 61.50%	56.55% - 85.21%
Risk-free interest rate	3.41% - 4.30%	3.52% - 4.22%
Dividend yield	—%	—%
We use the closing price of our common stock on the date of grant to determine the fair value of RSUs and PSUs.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Fair Value
There were no stock options granted for the nine months ended September 30, 2026 and 2025. For the nine months ended September 30, 2026 and 2025, the weighted-average grant date fair value of the purchase rights granted under the ESPP was $12.50 and $9.71 per share, respectively.
Stock-Based Compensation Expense
Stock-based compensation expense is included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of sales (exclusive of amortization of acquired intangible assets)	$1,403	$1,446	$4,080	$4,324
Research and development	1,611	1,950	4,732	5,807
Selling, general and administrative	8,218	8,704	23,785	24,356
Total stock-based compensation expense	$11,232	$12,100	$32,597	$34,487
Included in total stock-based compensation expense is $0.1 million and $0.2 million for the three months ended September 30, 2026 and 2025, respectively, and $1.1 million and $0.6 million for the nine months ended September 30, 2026 and 2025, respectively, from the accelerated recognition of expense for modifications of awards falling in scope of the Retirement Policy.
As of September 30, 2026, the total unrecognized stock-based compensation cost related to outstanding awards was $80.4 million, which is expected to be recognized over a weighted-average period of 2.6 years. The total unrecognized compensation cost will be adjusted for forfeitures in future periods as they occur.

14. Income Taxes
Our effective tax rate was (7.8)% and (3.9)% for the three and nine months ended September 30, 2026. The effective rate for the three and nine months ended September 30, 2026 differed from our federal statutory rate of 21% primarily due to the tax impact from the valuation allowance for current year activity, state income taxes and the non-deductibility of other permanent items.
Our effective income tax rate was (29.8)% and 18.6% for the three and nine months ended September 30, 2025, respectively. The effective rate for the three and nine months ended September 30, 2025 differed from our federal statutory rate of 21% primarily due to the tax impact from the valuation allowance for activity in 2025 which included the acquisition of Previse, state income taxes and the non-deductibility of other permanent items.
We were under audit by the IRS for fiscal year 2023. In September 2026, the IRS issued its report of examination changes, which included an adjustment that we agreed to. The adjustment did not have a material effect on our financial position, results of operations, or cash flows.
For the three months ended September 30, 2026, we recorded approximately $1.4 million in unrecognized tax benefits related to research and development tax credits, which is presented as a reduction to the related deferred tax asset. Because we maintain a full valuation allowance against our net deferred tax assets, this adjustment was offset by a corresponding reduction in the valuation allowance and had no impact on the effective tax rate for the period.

15. Segment and Related Information
We derive revenues through the delivery of test reports for our molecular diagnostic tests. All of our operations are located within the U.S. and our business is focused on the U.S. market.
We have a single reportable segment consisting of a single operating segment.

CASTLE BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The measures of segment profit or loss for our single reportable segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenues from external customers(1)	$102,891	$83,043	$290,116	$257,219

Significant segment expenses:
Personnel costs	60,877	52,863	179,593	156,614
Organizational and marketing costs	14,503	11,267	46,126	39,983
Inventory usage	7,690	6,127	22,577	16,316
Clinical studies and publication costs	2,066	2,183	6,711	6,191
Professional services	2,551	2,524	8,227	8,398
Other segment items	19,304	8,580	47,564	51,543
Segment loss	$(4,100)	$(501)	$(20,682)	$(21,826)

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
Other amounts included in the measure of segment profit or loss were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$2,512	$2,833	$7,413	$8,876
Interest expense	(197)	(24)	(524)	(62)
Depreciation and amortization	4,179	3,816	12,178	36,994
Income tax expense (benefit)	298	115	777	(4,974)
Stock-based compensation expense	11,232	12,100	32,597	34,487
Net (losses) gains on equity securities	(3,425)	3,561	(2,033)	3,321
Total assets for our reportable segment were located in the U.S. and were $579.4 million and $578.6 million as of September 30, 2026 and December 31, 2025, respectively. Expenditures for additions to long-lived assets were $8.9 million and $12.5 million for the three months ended September 30, 2026 and 2025, respectively, and $19.7 million and $31.1 million for the nine months ended September 30, 2026, and 2025, respectively.

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
Our Test Portfolio
We currently offer six commercially available proprietary multi-analyte assays with algorithmic analysis (“MAAA”) tests for use in the fields of dermatology, gastroenterology, ophthalmology, and most recently includes a test to guide systemic treatment decisions in moderate-to-severe AD.
Our revenue is primarily generated by our DecisionDx-Melanoma risk stratification test for cutaneous melanoma (“CM”) and our TissueCypher risk stratification test for BE.
All of our MAAA tests, excluding our recently launched AdvanceAD-Tx test and Esopredict, have been granted Advanced Diagnostic Laboratory Test (“ADLT”) status by the Centers for Medicare and Medicaid (“CMS”) which means each test has demonstrated that (i) when combined with an empirically derived algorithm, it yields a result that predicts the probability a specific individual patient will develop a certain condition or conditions, or will respond to a particular therapy or therapies; and (ii) it provides new clinical diagnostic information that cannot be obtained from any other test or combination of tests. We believe this designation not only demonstrates our focus on developing and validating innovative tests but also enables our Medicare reimbursement rate to be set, over the long term, by the median private payor rate, which we believe provides a fair exchange of value. Further information about Medicare coverage and ADLT status with respect to each of our tests is set forth below.
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
DecisionDx-SCC is our proprietary GEP test for use in patients with SCC with one or more risk factors (also referred to as “high-risk” SCC) that both predicts the risk of metastasis as well as response to adjuvant radiation therapy. We estimate 20% of SCC patients, or approximately 200,000 annually in the U.S., are classified as high risk, representing an estimated U.S. TAM of approximately $820 million.
MyPath Melanoma is our proprietary, diagnostic GEP test for use in patients with difficult-to-diagnose melanocytic lesions. Of the 2 million suspicious pigmented lesions biopsied annually in the U.S., we estimate that approximately 300,000 of those present a difficult-to-diagnose melanocytic lesion, representing an estimated U.S. TAM of approximately $600 million.
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
Laboratory Operations
In third quarter of 2026, we opened a new laboratory and office facility in Scottsdale, Arizona. The facility, which is approximately 55,000 square feet, is Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certified, College of American Pathologists (“CAP”) accredited, and New York State approved, and performs testing and reporting for certain of our dermatology and gastroenterology tests. Our existing Phoenix, Arizona laboratory continues to operate as a backup laboratory.
Reimbursement
The primary source of revenue for our products is reimbursement from third-party payors, which includes government payors, such as Medicare, and commercial payors, such as insurance companies. Achieving broad coverage and reimbursement of our current products by third-party payors and continued Medicare coverage are key components of our financial success.
We bill third-party payors and patients for the tests we perform. We have Medicare coverage for our DecisionDx-Melanoma, TissueCypher, MyPath Melanoma, DecisionDx-UM and Esopredict tests which meet certain criteria for Medicare and Medicare Advantage beneficiaries. DecisionDx-SCC previously received Medicare coverage, which was subsequently impacted by LCD changes finalized in 2025.
Medicare claims are administered by the Medicare Administrative Contractor (“MAC”) for the jurisdiction of the laboratory that reports the test. Noridian is the MAC responsible for administering Medicare claims for test reports issued by our Scottsdale and Phoenix, Arizona laboratories (together, our “Arizona Laboratories”), and Novitas is the MAC responsible for administering Medicare claims for test reports issued by our Pittsburgh, Pennsylvania laboratory. Palmetto’s MolDX program (“MolDX”) oversees MAAA tests reported from our Arizona Laboratories.
The Medicare rates discussed below are prior to giving effect to applicable sequestration in effect from time to time as described in further detail under “Government Regulation and Product Approval—Healthcare Reform” included in Item 1, Business, of the 2025 10-K.

DecisionDx-Melanoma
DecisionDx-Melanoma tests are reported out of our Arizona Laboratories and since the second quarter of 2022, have been covered under “foundational” local coverage determinations (“LCD” or “LCDs”) finalized by Palmetto and Noridian.
CMS reviewed and approved DecisionDx-Melanoma for ADLT status in 2019. Our rate is set annually based upon the median private payor rate for the first half of the second preceding calendar year. For example, the rate for 2026 was set using median private payor rate data from January 1, 2024 to June 30, 2024. Our rate for 2024 and 2025 was $7,193 per test and remains $7,193 per test for 2026.
TissueCypher
Our TissueCypher tests are reported out of our Pittsburgh and Arizona laboratories. CMS reviewed and approved TissueCypher for ADLT status in 2022. Effective January 1, 2023, the published Clinical Laboratory Fee Schedule (“CLFS”) rate for TissueCypher was set at $4,950 per test and remained effective through December 31, 2024. This rate was based on the median private payor rates received between April 1, 2022 and August 31, 2022. Beginning with 2025, the rate for TissueCypher has been set annually based on the median private payor rate for the first half of the second preceding calendar year. The rate for 2026 was set using median private payor rate data from January 1, 2024 to June 30, 2024. Our rate for 2025 was $4,950 per test and remains $4,950 per test for 2026.
Esopredict
Our Esopredict tests are reported out of our Pittsburgh laboratory. Esopredict was granted a PLA CPT code prior to our May 2025 acquisition of Previse. The CLFS rate for Esopredict for 2026 is $1,755 per test.
DecisionDx-SCC
Our DecisionDx-SCC tests are reported out of our Pittsburgh and Arizona laboratories. CMS reviewed and approved DecisionDx-SCC for ADLT status in 2023. Effective July 1, 2023 and through March 31, 2024, CMS set the initial period rate equal to the list price of $8,500 per test. Effective April 1, 2024, we continued receiving reimbursement at a rate of $8,500 per test, set by CMS using median private payor rate data for the period July 1, 2023 and November 30, 2023, and this rate remained effective through December 31, 2025. Our rate for 2025 was $8,500 per test and remains $8,500 per test for 2026.
Palmetto and Noridian finalized an LCD recommending no coverage for DecisionDx-SCC with an effective date of August 18, 2024. Novitas finalized an oncology biomarker LCD, Genetic Testing for Oncology: Specific Tests, which also lists DecisionDx-SCC as non-covered; that LCD became effective on April 24, 2025.
In July 2025, we submitted reconsideration requests for both the Novitas and MolDX LCDs. Both Novitas and MolDX subsequently confirmed that our requests were valid. These confirmations represent an important procedural step in the reconsideration process, but they do not indicate coverage or a favorable review outcome.
MyPath Melanoma
Our MyPath Melanoma tests are reported out of our Arizona Laboratories. MyPath Melanoma was covered under a test-specific LCD policy through Noridian that became effective in June 2019. Effective August 6, 2023, Palmetto and Noridian issued LCDs that converted the test-specific MyPath Melanoma LCD to a “foundational” LCD and provided coverage for MyPath Melanoma.
CMS reviewed and approved MyPath for ADLT status in 2019. Our rate is set annually based upon the median private payor rate for the first half of the second preceding calendar year. For example, the rate for 2026 was set using median private payor rate data from January 1, 2024 to June 30, 2024. Our rate for 2024 and 2025 was $1,950 per test and remains $1,950 per test for 2026.
DecisionDx-UM
DecisionDx-UM tests are reported out of our Arizona laboratories and are covered under LCDs finalized by MAC administrators Palmetto and Noridian in July 2017.

CMS reviewed and approved DecisionDx-UM for ADLT status in 2019. Our rate is set annually based upon the median private payor rate for the first half of the second preceding calendar year. For example, the rate for 2026 was set using median private payor rate data from January 1, 2024 to June 30, 2024. Our rate for 2024 and 2025 was $7,776 per test and remains $7,776 per test for 2026.
AdvanceAD-Tx
Our AdvanceAD-Tx tests are reported out of our Pittsburgh laboratory. AdvanceAD-Tx was granted a PLA CPT code effective the beginning of July 2026 and is currently going through the CMS Clinical Laboratory Fee Schedule Annual Payment Determination Process.

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
The number of test reports delivered by us are presented in the table below:

	Nine Months Ended September 30, 2026
	Q1	Q2	Q3	Total
DecisionDx-Melanoma	10,021	10,280	10,177	30,478
DecisionDx-SCC(3)	3,702	4,011	3,882	11,595
MyPath Melanoma	973	1,061	798	2,832
AdvanceAD-Tx(1)	589	850	1,109	2,548
Dermatologic Total	15,285	16,202	15,966	47,453
TissueCypher	11,745	14,988	15,574	42,307
DecisionDx-UM	492	482	422	1,396
Esopredict(2)	129	388	469	986
Grand Total	27,651	32,060	32,431	92,142

(1)We began offering the AdvanceAD-Tx test through a limited access launch in November 2025.
(2)We began offering the Esopredict test in the first quarter of 2026 as a supplemental option when TissueCypher does not produce an actionable result.
(3)Beginning in the third quarter of 2025, we substantially reduced our promotional focus on the DecisionDx-SCC test, which remains available to clinicians upon request.

	Nine Months Ended September 30, 2025
	Q1	Q2	Q3	Total
DecisionDx-Melanoma	8,621	9,981	10,459	29,061
DecisionDx-SCC	4,375	4,762	4,186	13,323
MyPath Melanoma	926	1,166	1,151	3,243
Dermatologic Total	13,922	15,909	15,796	45,627
TissueCypher	7,432	9,170	10,609	27,211
DecisionDx-UM	470	468	436	1,374
IDgenetix(1)	2,578	1,027	—	3,605
Grand Total	24,402	26,574	26,841	77,817

(1)The IDgenetix test was discontinued effective May 2025.

For the three and nine months ended September 30, 2026, our test report volume increased by 21% and 18%, respectively, compared to the same periods in 2025. The increase primarily reflects continued growth in our core revenue drivers, DecisionDx-Melanoma and TissueCypher, whose combined test report volume increased by 22% and 29% for the three and nine months ended September 30, 2026, respectively, reflecting continued commercial adoption. We continue to invest in expanding our Pittsburgh laboratory operations to increase TissueCypher testing capacity and support future growth. For a discussion of how we recognize revenue derived from our tests, refer to “Components of Results of Operations—Net Revenues” below.
For our AdvanceAD-Tx product line, we plan to continue expanding availability in a phased manner throughout the remainder of 2026.
For our DecisionDx-SCC product line, we continue to see opportunities for leverage, where many of the clinicians ordering our DecisionDx-Melanoma are the same clinicians who order our DecisionDx-SCC test. During the nine months ended September 30, 2026, approximately 75% of all clinicians ordering DecisionDx-SCC had also ordered our DecisionDx-Melanoma test during that same period.
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
Other Events
Impact of Macroeconomic Conditions
Macroeconomic conditions, including uncertainties associated with the ongoing conflicts in the Middle East, including the conflict between the U.S., Iran, and Israel, the ongoing conflict between Ukraine and Russia and related sanctions, economic slowdowns, recent shutdowns of the federal government including regulatory agencies, public health crises, labor shortages, recessions or market corrections, supply chain disruptions, persistent inflation and elevated energy prices, monetary policy shifts, current or proposed international tariffs, trade restrictions and retaliatory trade measures, cybersecurity threats, liquidity concerns at, and potential failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, higher interest rates and financial and credit market fluctuations, volatility in the capital markets and other evolving macroeconomic developments, continue to have direct and indirect impacts on our business and could in the future materially impact our results of operations and financial condition. We continue to actively monitor the impact of these macroeconomic factors on our results of operations, financial condition and cash flows. The extent of the impact of these factors on our operational performance and financial condition, including our ability to execute our business strategies and initiatives in the expected timeframe, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business.
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
Components of the Results of Operations
Net Revenues
We generate revenues from the sale of our products. Currently, our revenues are primarily derived from the sale of DecisionDx-Melanoma, TissueCypher, and DecisionDx-SCC. We bill third-party payors and patients for the tests we perform.
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
Gross margin and gross margin percentage are key indicators we use to assess our business. See the table in “Results of Operations—Comparison of the Nine Months Ended September 30, 2026 and 2025” for details.
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
Interest Income
Interest income consists primarily of earnings on cash and cash equivalents, including money market funds, and short-term U.S. government obligations included in our marketable investment securities.
Net (Losses) Gains on Equity Securities
Net (losses) gains on equity securities are primarily attributable to realized and unrealized gains and losses on our equity securities which we present as marketable investment securities.
Interest Expense
Interest expense is primarily attributable to long-term debt and finance leases.

Other Income (Expense)
Other income (expense) is primarily attributable to unrealized foreign currency losses and gains on our foreign currency-denominated investments and loan receivable, which are presented as marketable investment securities and other assets, respectively.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2026	2025
	(unaudited)
NET REVENUES	$102,891	$83,043	$19,848	23.9%
OPERATING EXPENSES
Cost of sales (exclusive of amortization of acquired intangible assets)	23,919	18,704	5,215	27.9%
Research and development	15,807	12,960	2,847	22.0%
Selling, general and administrative	63,792	55,907	7,885	14.1%
Amortization of acquired intangible assets	2,104	2,276	(172)	(7.6)%
Total operating expenses, net	105,622	89,847	15,775	17.6%
Operating loss	(2,731)	(6,804)	4,073	59.9%
Interest income	2,512	2,833	(321)	(11.3)%
Net (losses) gains on equity securities	(3,425)	3,561	(6,986)	NM
Interest expense	(197)	(24)	(173)	(720.8)%
Other income	39	48	(9)	(18.8)%
Loss before income taxes	(3,802)	(386)	(3,416)	NM
Income tax expense	298	115	183	159.1%
Net loss	$(4,100)	$(501)	$(3,599)	NM

NM = Not meaningful
Net Revenues
The following table provides a disaggregation of net revenues by type (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
	(unaudited)
Dermatologic(1)	$47,877	$48,523	$(646)
Non-Dermatologic(2)	55,014	34,520	20,494
Total net revenues	$102,891	$83,043	$19,848

(1)Consists of DecisionDx-Melanoma, DecisionDx-SCC, MyPath Melanoma and AdvanceAD-Tx.
(2)Consists of TissueCypher, DecisionDx-UM, Esopredict and IDgenetix.

Net revenues for the three months ended September 30, 2026 increased by $19.8 million, or 23.9%, to $102.9 million compared to the three months ended September 30, 2025, primarily driven by a $20.5 million increase in revenue from our non-dermatologic tests, partially offset by a $0.6 million decrease in revenue from our dermatologic tests.

The $20.5 million increase in net revenues from our non-dermatologic tests was primarily attributable to a 47% increase in test report volumes for our TissueCypher Barrett’s Esophagus test and, to a lesser extent, a higher realized average selling price (“ASP”). The increases in our TissueCypher Barrett’s Esophagus test report volumes reflect growth through our sales force efforts. Net revenues from our non-dermatologic tests as a percentage of total net revenue increased from 41.6% for the three months ended September 30, 2025 to 53.5% for the three months ended September 30, 2026.
The $0.6 million decrease in net revenues for our dermatologic tests was primarily attributable to our DecisionDx-SCC test, driven by lower realized ASP and lower test report volumes. The reduction was primarily driven by the loss of Medicare coverage effective April 24, 2025 and the refocusing of our commercial efforts that followed.
Cost of Sales (exclusive of amortization of acquired intangible assets)
Cost of sales (exclusive of amortization of acquired intangible assets) for the three months ended September 30, 2026 increased by $5.2 million, or 27.9%, compared to the three months ended September 30, 2025, primarily due to higher personnel costs, higher expenses for lab supplies, and higher lab services costs. The increase in lab supplies and lab services costs reflects higher test report volumes. Increases in personnel costs reflect a higher headcount, due to higher test volumes, investment additions made to support planned business growth in response to growing test report volumes, as well as merit and annual inflationary wage adjustment for existing employees.
Due to the nature of our business, a significant portion of our cost of sales expenses represents fixed costs associated with our testing operations. Accordingly, our cost of sales will not necessarily increase or decrease commensurately with the change in net revenues from period to period. We expect our cost of sales (exclusive of amortization of acquired intangible assets) to continue to increase in future periods as we hire additional laboratory personnel and invest in related resources to support our expected operational growth and higher test volumes.
Gross Margin
The following table presents the calculation of gross margin (in thousands, except percentages):

	Three Months Ended September 30,
	2026	2025	Change
	(unaudited)
Net revenues	$102,891	$83,043	$19,848
Less: Cost of sales (exclusive of amortization of acquired intangible assets)	23,919	18,704	5,215
Less: Amortization of acquired intangible assets	2,104	2,276	(172)
Gross margin	$76,868	$62,063	$14,805
Gross margin percentage	74.7%	74.7%	—%
Our gross margin percentage remained consistent at 74.7% for the three months ended September 30, 2026 compared to the same period in 2025. The consistent margin primarily reflects lower amortization of acquired intangible assets, which offset higher personnel costs, higher expenses for lab supplies and higher lab services costs reflecting increased test report volumes.
Research and Development
R&D expenses increased by $2.8 million, or 22.0%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to higher personnel costs driven by increased headcount to support ongoing research activities and continued business growth related to our pipeline initiatives.
We expect to continue incurring R&D expenses through our continued investments in our ongoing pipeline initiatives and as we seek opportunities to build evidentiary support for our current tests.

Selling, General and Administrative
The following table provides a breakdown of SG&A expenses (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
	(unaudited)
Sales and marketing	$37,675	$32,785	$4,890
General and administrative	26,117	23,122	2,995
Total selling, general and administrative expense	$63,792	$55,907	$7,885
Sales and marketing expenses increased by $4.9 million, or 14.9%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to higher personnel costs and higher expenses associated with travel. Higher personnel costs reflect headcount additions in our commercial teams as well as merit and annual inflationary wage adjustment for existing employees. Stock-based compensation expense included in sales and marketing was $4.1 million for the three months ended September 30, 2026 and $3.9 million for the three months ended September 30, 2025.
General and administrative expenses increased by $3.0 million, or 13.0%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase is primarily due to higher information technology-related costs and higher personnel costs. Higher personnel costs reflect headcount expansions in our administrative functions as well as merit and annual inflationary wage adjustment for existing employees. Stock-based compensation expense included in general and administrative expense was $4.1 million for the three months ended September 30, 2026, compared to $4.8 million for the three months ended September 30, 2025.
Net (Losses) Gains on Equity Securities
Net (losses) gains on equity securities decreased by $7.0 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The decrease was primarily due to the absence of unrealized gains of $3.7 million recognized on other equity securities during the prior-year period, as those securities were subsequently sold and were no longer held during the three months ended September 30, 2026. The decrease also reflected a $3.4 million unrealized loss recognized on our equity investment in SciBase during the current-year period, compared to a $0.1 million unrealized loss in the prior-year period, primarily due to a decline in SciBase’s share price.
Stock-Based Compensation Expense
The following table indicates the amount of stock-based compensation expense (non-cash) included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
	(unaudited)
Cost of sales (exclusive of amortization of acquired intangible assets)	$1,403	$1,446	$(43)
Research and development	1,611	1,950	(339)
Selling, general and administrative	8,218	8,704	(486)
Total stock-based compensation expense	$11,232	$12,100	$(868)
Stock-based compensation expense which is allocated among cost of sales, R&D expense and SG&A expense totaled $11.2 million and $12.1 million for the three months ended September 30, 2026 and 2025, respectively. We expect stock-based compensation expense will continue to be material in future periods, attributable to both existing awards outstanding and anticipated additional grants to our current and future employees. As of September 30, 2026, we had 1,048 employees, compared to 823 as of September 30, 2025. As of September 30, 2026, the total unrecognized stock-based compensation cost related to outstanding awards was $80.4 million, which is expected to be recognized over a weighted-average period of 2.6 years.

Comparison of the Nine Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2026	2025
	(unaudited)
NET REVENUES	$290,116	$257,219	$32,897	12.8%
OPERATING EXPENSES
Cost of sales (exclusive of amortization of acquired intangible assets)	68,152	52,713	15,439	29.3%
Research and development	44,778	38,335	6,443	16.8%
Selling, general and administrative	194,813	172,592	22,221	12.9%
Amortization of acquired intangible assets	6,581	32,562	(25,981)	(79.8)%
Total operating expenses, net	314,324	296,202	18,122	6.1%
Operating loss	(24,208)	(38,983)	14,775	37.9%
Interest income	7,413	8,876	(1,463)	(16.5)%
Net (losses) gains on equity securities	(2,033)	3,321	(5,354)	NM
Interest expense	(524)	(62)	(462)	(745.2)%
Other (expense) income	(553)	48	(601)	NM
Loss before income taxes	(19,905)	(26,800)	6,895	25.7%
Income tax expense (benefit)	777	(4,974)	5,751	115.6%
Net loss	$(20,682)	$(21,826)	$1,144	5.2%

NM = Not meaningful
Net Revenues
The following table provides a disaggregation of net revenues by type (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
	(unaudited)
Dermatologic(1)	$137,686	$167,782	$(30,096)
Non-Dermatologic(2)	152,430	89,437	62,993
Total net revenues	$290,116	$257,219	$32,897

(1)Consists of DecisionDx-Melanoma, DecisionDx-SCC, MyPath Melanoma and AdvanceAD-Tx.
(2)Consists of TissueCypher, DecisionDx-UM, Esopredict and IDgenetix.

Net revenues for the nine months ended September 30, 2026 increased by $32.9 million, or 12.8%, to $290.1 million compared to the nine months ended September 30, 2025, primarily driven by a $63.0 million increase in revenue from our non-dermatologic tests, partially offset by a $30.1 million decrease in revenue from our dermatologic tests.
The $63.0 million increase in revenues from our non-dermatologic tests was primarily attributable to a 55% increase in test report volumes for our TissueCypher Barrett’s Esophagus test, and, to a much lesser extent, a higher realized ASP. The increase in TissueCypher Barrett’s Esophagus test report volumes reflects continued growth driven by our sales force efforts. Net revenues from our non-dermatologic tests as a percentage of total net revenues increased from 34.8% for the nine months ended September 30, 2025 to 52.5% for the nine months ended September 30, 2026.

The $30.1 million decrease in net revenues for our dermatologic tests was primarily attributable to our DecisionDx-SCC test, driven by lower realized ASP and lower test report volumes. The reduction was primarily driven by the loss of Medicare coverage effective April 24, 2025 and the refocusing of our commercial efforts that followed. The decrease was partially offset by higher DecisionDx-Melanoma revenues, which were primarily driven by a 5% increase in test report volumes and, to a lesser extent, a higher realized ASP.
Cost of Sales (exclusive of amortization of acquired intangible assets)
Cost of sales (exclusive of amortization of acquired intangible assets) for the nine months ended September 30, 2026 increased by $15.4 million, or 29.3%, compared to the nine months ended September 30, 2025, primarily due to higher expenses for lab supplies, higher personnel costs, higher lab services costs, and higher depreciation expense. The increase in expenses for lab supplies and lab services costs was driven by higher test report volumes. Increases in personnel costs reflect a higher headcount, due to additions made to support business growth in response to growing test report volumes, as well as merit and annual inflationary wage adjustment for existing employees. Higher lab services costs also reflect the expansion of our laboratory operations, while higher depreciation expense reflects continued investment in laboratory equipment and facilities.
Due to the nature of our business, a significant portion of our cost of sales expenses represents fixed costs associated with our testing operations. Accordingly, our cost of sales will not necessarily increase or decrease commensurately with the change in net revenues from period to period. We expect our cost of sales (exclusive of amortization of acquired intangible assets) to continue to increase in future periods as we hire additional laboratory personnel and invest in related resources to support our expected operational growth and higher test volumes.
Gross Margin
The following table presents the calculation of gross margin (in thousands, except percentages):

	Nine Months Ended September 30,
	2026	2025	Change
	(unaudited)
Net revenues	$290,116	$257,219	$32,897
Less: Cost of sales (exclusive of amortization of acquired intangible assets)	68,152	52,713	15,439
Less: Amortization of acquired intangible assets	6,581	32,562	(25,981)
Gross margin	$215,383	$171,944	$43,439
Gross margin percentage	74.2%	66.8%	7.4%
Our gross margin percentage was 74.2% for the nine months ended September 30, 2026, compared to 66.8% for the nine months ended September 30, 2025. The increase was primarily driven by significantly lower amortization of acquired intangible assets. Amortization expense was elevated in the prior-year period due to accelerated amortization related to the IDgenetix test, which was fully amortized as of March 31, 2025 following the decision to discontinue IDgenetix, resulting in no amortization expense associated with this asset in the current period.
Research and Development
R&D expenses increased by $6.4 million, or 16.8%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to higher personnel costs, higher consulting expenses and higher clinical studies costs. The increases in personnel costs reflect a higher headcount to support continued business growth. Increases in consulting expenses and clinical studies costs reflect continued investment in our research and development initiatives, including pipeline products.
We expect to continue incurring R&D expenses through our continued investments in our ongoing pipeline initiatives and as we seek opportunities to build evidentiary support for our current tests.

Selling, General and Administrative
The following table provides a breakdown of SG&A expenses (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
	(unaudited)
Sales and marketing	$119,625	$104,716	$14,909
General and administrative	75,188	67,876	7,312
Total selling, general and administrative expense	$194,813	$172,592	$22,221
Sales and marketing expenses increased by $14.9 million, or 14.2%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase is primarily due to higher personnel costs and higher sales related travel expenses. Increases in personnel costs reflect a higher headcount driven by sales force expansion as well as merit and annual inflationary wage adjustment for existing employees. Higher sales related travel expenses reflect increased field activity to support growing test report volumes. Stock-based compensation expense included in sales and marketing expense was $11.5 million for the nine months ended September 30, 2026, compared to $11.7 million for the nine months ended September 30, 2025.
General and administrative expenses increased by $7.3 million, or 10.8%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase is primarily due to higher personnel costs and higher information technology-related costs. Increases in personnel costs reflect headcount expansions in our administrative functions as well as merit and annual inflationary wage adjustment for existing employees. Stock-based compensation expense included in general and administrative expense was $12.3 million for the nine months ended September 30, 2026, compared to $12.6 million for the nine months ended September 30, 2025.
Amortization of Acquired Intangible Assets
Amortization expense decreased by approximately $26.0 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to our decision to discontinue the IDgenetix test offering beginning in May 2025. As a result of this decision, we revised the estimated useful life of the related developed technology intangible asset and fully amortized the remaining carrying value as of March 31, 2025. The decrease is partially offset by amortization of the developed technology intangible asset recognized in association with the Esopredict test following our acquisition of Previse in May 2025.
Interest Income
Interest income decreased by $1.5 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to lower premium amortization and discount accretion recognized on our marketable securities and lower interest earned on our money market funds and marketable securities.
Net (Losses) Gains on Equity Securities
Net (losses) gains on equity securities decreased by $5.4 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The decrease was primarily due to the absence of unrealized gains of $3.4 million recognized on other equity securities during the prior-year period, as those securities were subsequently sold during the current-year period, resulting in a $0.5 million realized loss. The decrease also reflected a $1.4 million larger unrealized loss recognized on our equity investment in SciBase during the current-year period, primarily due to a decline in SciBase’s share price in the third quarter of 2026.
Interest Expense
Interest expense increased by $0.5 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily because a larger portion of our borrowing costs was recognized as interest expense. During construction of our new headquarters, these costs were capitalized and included in the cost of the building. Once the headquarters was substantially completed and ready for use in February 2026, we began recognizing ongoing borrowing costs as interest expense.

Other (Expense) Income
Other (expense) income increased by $0.6 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to unrealized foreign currency losses on foreign currency-denominated assets. There were no comparable losses in the prior-year period.
Income Tax Expense (Benefit)
Income tax expense was $0.8 million for the nine months ended September 30, 2026 and primarily consisted of income taxes related to state jurisdictions in which we conduct business. Our income tax benefit was $5.0 million for the nine months ended September 30, 2025, primarily due to a reduction of the valuation allowance previously recorded against our federal deferred tax assets. The release resulted in a credit to income tax expense and was based on new deferred tax liabilities recognized upon consolidating Previse.
Stock-Based Compensation Expense
The following table indicates the amount of stock-based compensation expense (non-cash) included in the condensed consolidated statements of operations (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
	(unaudited)
Cost of sales (exclusive of amortization of acquired intangible assets)	$4,080	$4,324	$(244)
Research and development	4,732	5,807	(1,075)
Selling, general and administrative	23,785	24,356	(571)
Total stock-based compensation expense	$32,597	$34,487	$(1,890)
Stock-based compensation expense, which is allocated among cost of sales, R&D expense and SG&A expense, totaled $32.6 million for the nine months ended September 30, 2026, compared to $34.5 million for the nine months ended September 30, 2025. The decrease was primarily attributable to higher fair value awards granted in prior periods having substantially vested, resulting in a lower mix of higher fair value awards in the current period.
We expect stock-based compensation expense will continue to be material in future periods, attributable to both existing awards outstanding and anticipated additional grants to our current and future employees. As of September 30, 2026, we had 1,048 employees compared to 823 as of September 30, 2025. As of September 30, 2026, the total unrecognized stock-based compensation cost related to outstanding awards was $80.4 million, which is expected to be recognized over a weighted-average period of 2.6 years.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents, marketable investment securities and cash generated from the sale of our products. All of our marketable investment securities are considered investment grade and are readily available for use in current operations. As of September 30, 2026 and December 31, 2025, we had marketable investment securities of $199.7 million and $182.8 million, respectively. Additionally, as of September 30, 2026 and December 31, 2025, we had cash and cash equivalents of $78.0 million and $116.7 million, respectively.
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
In February 2024, we purchased a plot of land in Friendswood, Texas and soon thereafter began development of the land and construction of a commercial office building which now serves as our corporate headquarters. Over the duration of this project, we incurred significant capital expenditures through payments to the developer under a percentage-of-completion basis. We completed the portions of the building that serve as our headquarters in February 2026, at which time we began occupying the building. Capital expenditures related to this development project were immaterial for the three months ended September 30, 2026 and $3.1 million during the nine months ended September 30, 2026, compared to $6.8 million and $20.8 million during the corresponding periods in 2025.
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
Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate our exact working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of, many factors, including those listed above as well as those listed in Part I, Item 1A, “Risk Factors” in the 2025 10-K, Part II, Item 1A, “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2026 and June 30, 2026 and Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

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
Long-Term Debt
Our long-term debt is presented in the table below (in thousands):

	September 30, 2026	December 31, 2025
	(unaudited)
Term debt	$10,200	$10,200
Unamortized discount	(116)	(143)
Total debt, net	10,084	10,057
Less: Current portion of long-term debt	(4,167)	(417)
Total long-term debt	$5,917	$9,640
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
The 2024 LSA contains customary conditions of borrowing, events of default and covenants, including covenants that restrict our ability to dispose of assets, merge with or acquire other entities, incur indebtedness and make distributions to holders of our capital stock. Should an event of default occur, including the occurrence of a material adverse change, we could be liable for immediate repayment of all obligations under the 2024 LSA. Should we seek to further amend the terms of the 2024 LSA, the consent of the Lender would be required. As of September 30, 2026, we were in compliance with all of the covenants.
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
2024 Term Loan
On the Closing Date, we drew $10.0 million under the 2024 Term Loan. We are obligated to make a final payment of $0.2 million under the terms of the 2024 LSA final payment provisions. A discount on debt equal to this obligation was recorded on the draw date and is being amortized as additional interest expense using the effective interest method over the term of the debt. As of September 30, 2026, no payment on principal has been made and the weighted-average effective interest rate for all outstanding debt under the 2024 Term Loan was 7.79%.

Leases
We have entered into various operating and finance leases, which are primarily associated with our laboratory facilities and office space.
Total undiscounted future minimum payment obligations under our operating leases and finance leases as of September 30, 2026 totaled approximately $38.0 million, of which $0.7 million is payable through the remainder of 2026 and $37.3 million is payable through early 2037. The leases expire on various dates through 2037 and provide certain options to renew for additional periods. On March 19, 2026, we entered into a new lease agreement with an initial term of approximately 11 years for laboratory and office space located in Pittsburgh, Pennsylvania. As of September 30, 2026, the lease had not yet commenced. Upon commencement, we expect the leases to increase our undiscounted future minimum payment obligations by a total of approximately $7.7 million.
We expect our lease obligations may increase in the future as we expand our facilities, operations and headcount in support of the anticipated growth in our portfolio of commercial products and pipeline tests.
Cash Flows
The following table summarizes our sources and uses of cash and cash equivalents for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
	(unaudited)
Net cash provided by operating activities	$12,813	$37,416
Net cash used in investing activities	(46,495)	(69,198)
Net cash used in financing activities	(5,053)	(2,371)
Net change in cash and cash equivalents	(38,735)	(34,153)
Cash and cash equivalents, beginning of period	116,729	119,709
Cash and cash equivalents, end of period	$77,994	$85,556
Operating Activities
Net cash provided by operating activities was $12.8 million for the nine months ended September 30, 2026. The net loss of $20.7 million includes non-cash charges of stock-based compensation expense of $32.6 million, depreciation and amortization of $12.2 million and net losses on equity securities of $2.0 million. Cash used as a result of changes in operating assets and liabilities was $13.1 million, primarily due to increases in prepaid expenses and other current assets of $8.8 million, increases in accounts receivable of $8.1 million, decreases in accrued compensation of $4.9 million, offset by increases in other accrued and current liabilities of $6.6 million and increases in accounts payable of $2.3 million.
Net cash provided by operating activities was $37.4 million for the nine months ended September 30, 2025. The net loss of $21.8 million includes depreciation and amortization of $37.0 million, non-cash stock-based compensation expense of $34.5 million, offset by increases in deferred income taxes of $5.3 million, accretion of discounts on marketable investment securities of $3.5 million, and net gains on equity securities of $3.3 million. Cash used as a result of changes in operating assets and liabilities was $0.4 million, primarily due to $4.5 million of prepaid expenses and other current assets and $1.1 million of operating lease liabilities, partially offset by an increase in accounts payable of $3.1 million, an increase of other accrued and current liabilities of $1.9 million, and $1.0 million increase in operating lease assets.
The $24.6 million decrease in net cash provided by operating activities for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily due to increases in operating expenditures and the timing of working capital changes, including higher payments of annual bonuses and employee benefits. Cash used during the nine months ended September 30, 2026 included $28.8 million of such payments, compared to $22.5 million in the prior-year period, and these payments are not expected to recur in the remainder of 2026.

Investing Activities
Net cash used in investing activities was $46.5 million for the nine months ended September 30, 2026 and consisted primarily of purchases of marketable investment securities of $165.6 million, purchases of property and equipment of $28.6 million, partially offset by $138.8 million of proceeds from maturities of marketable investment securities, $5.6 million of proceeds from maturities of debt securities classified as held-to-maturity and $3.2 million of proceeds from the sale of equity securities.
Net cash used in investing activities was $69.2 million for the nine months ended September 30, 2025 and consisted primarily of purchases of marketable investment securities of $151.3 million, purchases of property and equipment of $28.8 million, our asset acquisition of Previse for $18.7 million and purchases of debt securities classified as held-to-maturity of $5.6 million, partially offset by the maturity of marketable investment securities of $135.2 million.
The $22.7 million decrease in cash used in investing activities for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily due to $18.7 million of acquisition related activity in the prior period with no comparable activity in the current period, $5.6 million of proceeds from held-to-maturity securities maturing in the current period which were purchased in the prior comparative period, and $3.2 million of proceeds from the sale of equity securities. These decreases were partially offset by $10.7 million in higher net purchases of marketable securities.
Financing Activities
Net cash used in financing activities was $5.1 million for the nine months ended September 30, 2026, and consisted primarily of $8.3 million of payments for employee taxes related to the vesting of restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) and $1.0 million of payments related to contingent consideration, partially offset by $2.9 million of proceeds from contributions to our 2019 Employee Stock Purchase Plan (the “ESPP”) and $1.4 million of proceeds from exercise of common stock options.
Net cash used in financing activities was $2.4 million for the nine months ended September 30, 2025, and consisted primarily of the $4.3 million payment of employee taxes attributable to the vesting of RSUs, partially offset by the $1.7 million of proceeds from contributions to our ESPP.
Critical Accounting Estimates
During the nine months ended September 30, 2026, there were no significant changes to the information discussed under “Critical Accounting Estimates” included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2025 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate fluctuations. As of September 30, 2026, we had cash and cash equivalents of $78.0 million, consisting of bank deposits and money market funds. We had marketable investment securities of $199.7 million, primarily invested in U.S. government securities. Due to the nature of these instruments, we believe our exposure to interest rate risk is not material.
As of September 30, 2026, we had $10.1 million of outstanding term debt that bears interest at a floating rate based on the WSJ Prime Rate, subject to an interest rate floor of 6.00%. In September 2026, the U.S. Federal Reserve raised the target range for the federal funds rate by 25 basis points, and the WSJ Prime Rate subsequently increased by 25 basis points. Because the loan bears interest at a floating rate, changes in the WSJ Prime Rate affect our interest expense.
A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
Foreign Currency Risk
We are exposed to foreign currency exchange rate risk primarily related to a loan receivable and certain equity securities denominated in Swedish Krona (“SEK”). As of September 30, 2026, this loan had a principal balance of SEK 20 million and bears interest at a rate of 2.00% plus the three-month Stockholm Interbank Offered Rate. We do not currently hedge our foreign currency exposure. A hypothetical 10% change in foreign currency exchange rates would increase or decrease the value of our foreign currency-denominated assets by approximately $0.6 million, which we do not consider material to our financial statements.
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
Equity Price Risk
As of September 30, 2026, we held equity securities with a total fair value of $4.4 million. A hypothetical 10% decrease in the market price of these securities would result in an approximate $0.4 million decrease in fair value. These securities are subject to market-related risks that could materially impact their value.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in the 2025 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in the 2025 10-K or our subsequent Quarterly Reports on Form 10-Q other than the updates to the risk factors or new risk factors set forth below.
We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.

Risks Related to Our Financial Condition
We incurred significant losses in the past, and we may be unable to achieve sustained profitability in the future.
Since our inception, we have had a history of net losses. For the year ended December 31, 2025, we had a net loss of $24.2 million, and as of December 31, 2025, we had an accumulated deficit of $224.3 million. For the nine months ended September 30, 2026, we had a net loss of $20.7 million, and as of September 30, 2026, we had an accumulated deficit of $245.0 million. We cannot predict if we will continue to achieve profitability in the future. We may incur losses in the future as we plan to invest significant additional funds toward the expansion of our commercial organization, the conduct of clinical utility and validity studies to support adoption of our products and the development or acquisition of additional products. We also expect increases in our stock-based compensation expense in future periods due to additional awards outstanding, attributable to increased headcount. Additionally, our performance could be affected by the impacts of geopolitical and macroeconomic developments, such as the ongoing conflicts in the Middle East, including the conflict between the U.S., Iran, and Israel, the ongoing conflict between Ukraine and Russia and related sanctions, economic slowdowns, recent shutdowns of the federal government including regulatory agencies, public health crises, labor shortages, recessions or market corrections, supply chain disruptions, persistent inflation and elevated energy prices, monetary policy shifts, current or proposed international tariffs, trade restrictions and retaliatory trade measures, cybersecurity threats, liquidity concerns at, and potential failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, higher interest rates and financial and credit market fluctuations, volatility in the capital markets and other evolving macroeconomic developments. Due to the requirements associated with being a public company, we expect to continue incurring significant additional legal, accounting and other expenses. We also expect that any acquisitions of businesses, assets, products or technologies will increase our expenses. These increased expenses will make it harder for us to achieve future profitability or generate positive cash flows. Furthermore, our revenues from our DecisionDx-SCC test represented a lesser portion of our 2025 revenues compared to prior years following the discontinuance of Medicare reimbursement as of April 24, 2025, and we expect it will continue to be a smaller portion of our 2026 operating results. See “—Risks Related to Our Business—Our revenue currently depends primarily on sales from our DecisionDx-Melanoma, TissueCypher, and DecisionDx-SCC tests, and we will need to generate sufficient revenue from these products and other products to grow our business.” We may also incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in the 2025 10-K, adoption of our products, coverage of and reimbursement rates for our products from third-party payors, and future research and development activities. Our failure to achieve profitability in the future could cause the market price of our common stock to decline and make it more difficult or costly for us to raise additional capital.
Risks Related to Our Business
Unfavorable U.S. and global economic conditions could adversely affect our business, financial condition, results of operations or cash flows.
Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the financial markets and adverse macroeconomic developments. U.S. and global economic and financial conditions have been, and continue to be, disrupted and volatile due to many factors, including the ongoing conflicts in the Middle East, including the conflict between the U.S., Iran and Israel, the ongoing conflict between Ukraine and Russia and related sanctions, economic slowdowns, recent shutdowns of the federal government including regulatory agencies, public health crises, labor shortages, recessions or market corrections, supply chain disruptions, persistent inflation and elevated energy prices, monetary policy shifts, current or proposed international tariffs, trade restrictions and retaliatory trade measures, cybersecurity threats, liquidity concerns at, and potential failures of, banks and other financial institutions or other disruptions in the banking system or financing markets, higher interest rates and financial and credit market fluctuations, volatility in the capital markets or other evolving macroeconomic developments, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, foreign currency exchange rates, liquidity of the global financial markets, changes in trade and tariff policies, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our collaborators, our manufacturers and our suppliers operate.

A severe or prolonged global economic downturn could result in a variety of risks to our business. For example, inflation rates, particularly in the U.S., have increased recently to levels not seen in years, and increased inflation has resulted in increased personnel costs and increased prices for certain lab supplies and may result in additional increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Furthermore, the closures of specific financial institutions, or the broader financial services industry, may lead to market-wide liquidity shortages that could materially harm our business and financial condition. For example, closures of Silicon Valley Bank, Signature Bank and First Republic Bank in 2023 resulted in broader financial institution liquidity risk and concerns. The deposits and certain assets of these banks were subsequently acquired by First Citizens Bank, Flagstar Bank and JPMorgan Chase Bank, respectively. Additionally, rapid changes in U.S. trade policy, such as the imposition of additional tariffs and trade barriers, as well as potential retaliatory measures taken by other governments, could increase the price of and/or affect the availability of imported raw materials used in the production of our products.
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
Since the effective date of our registration statement through September 30, 2026, we have not used any of the net proceeds from the IPO. Pending such uses, we have invested, and plan to continue to invest, the balance of the net proceeds from the IPO in cash and cash equivalent securities or highly liquid investment securities.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Insider Trading Arrangements
On September 14, 2026, Frank Stokes, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 100% of the shares of our common stock issued upon the settlement of 50,854 shares of RSUs, less the number of shares withheld to cover tax withholding obligations in connection with the vesting and settlement of such RSUs. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is estimated to be from December 14, 2026 until the earlier of all transactions under the trading arrangement being completed or December 15, 2027.
No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Regulation S-K Item 408, for the three months ended September 30, 2026.

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

CASTLE BIOSCIENCES, INC.

Date:	November 5, 2026	By:	/s/ Derek J. Maetzold
Derek J. Maetzold President and Chief Executive Officer (Principal Executive Officer)

Date:	November 5, 2026	By:	/s/ Frank Stokes
Frank Stokes Chief Financial Officer (Principal Financial and Accounting Officer)